Form 10QSB
period 1996-06-30
FIRST SOUTHERN BANCSHARES INC
filed 1996-07-31
CIK 934302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     June 30, 1996

     OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________

          Commission file number   0-25478

          First Southern Bancshares, Inc.
(Exact name of registrant as specified in its charter)

            Delaware                         63-1133624
            --------                         ----------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)               Identification No.)

102 South Court Street, Florence, Alabama       35630
- - -----------------------------------------       -----
(Address of principal executive offices)      (Zip Code)

             (205) 764-7131
             --------------
(Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]    No  [  ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date: 1,984,969 shares of $.01 par value common stock as of July 29, 1996.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB
JUNE 30, 1996
TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated statements of financial condition (unaudited)

Consolidated statements of income (unaudited)

Consolidated statement of stockholders  equity (unaudited)

Consolidated statements of cash flows (unaudited)

Selected notes to consolidated financial statements (unaudited)

ITEM 2 - MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

ITEM 2 - CHANGES IN SECURITIES

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED  (In thousands)

                                                    December 31,     June 30,
                                                      1995            1996
ASSETS                                              -----------     ---------

Cash and cash equivalents                           $    8,971     $    4,525
Investment securities available for sale, at market      8,792          6,918
Mortgage-backed securities, available for sale,
  at market                                                431            354
Mortgage-backed securities, held to maturity, at cost    2,704          2,079
Loans held for sale, at cost, which approximates market    625            123
Loans receivable, net                                  151,480        162,521
Foreclosed real estate                                   1,098            949
Premises and equipment, net                              3,043          3,343
Federal Home Loan Bank stock, at cost                    1,357          1,357
Accrued interest receivable                              1,528          1,494
Other assets                                               826            813
                                                    -----------     ---------
TOTAL ASSETS                                        $  180,855     $  184,476

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                            $  131,867     $  132,745
Advances from Federal Home Loan Bank                    16,770         26,195
Other notes payable                                          0            250
Income taxes currently payable                              92             33
Deferred income taxes                                      407            195
Other liabilities                                          224            313
                                                    -----------     ---------
Total liabilities                                      149,360        159,731

COMMITMENTS AND CONTINGENCIES                                0              0

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares authorized;
 none issued and outstanding                                 0              0
Common stock, $.01 par value; 8,000,000 shares authorized;
  2,049,875 and 2,076,969 shares issued in 1995 and 1996,
  respectively                                              20             21
Additional paid-in capital                              19,586         15,218
Retained earnings - Substantially restricted            14,203         12,663
Unearned employee compensation - ESOP                   (1,531)          (863)
Unearned employee compensation - MRDP                        0         (1,248)
Net unrealized loss on securities available for sale       (26)           (76)
Treasury stock, at cost                                   (757)          (970)
                                                    -----------     ---------
Total stockholders' equity                              31,495         24,745
                                                    -----------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  180,855     $  184,476

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED (In thousands, except per share amounts)

                                  Three months ended          Six months ended
                                       June 30,                   June 30,
                                    1995      1996             1995      1996
                                   ------    ------           ------    ------
INTEREST INCOME:
Loans                             $ 3,048   $ 3,538          $ 5,890   $ 6,912
Mortgage-backed securities             74        51              146       109
Investment securities                 141       103              242       221
Other                                 156        59              229       155
                                   ------    ------           ------    ------
Total interest income               3,419     3,751            6,507     7,397

INTEREST EXPENSE:
Deposits                            1,384     1,550            2,686     3,137
Advances from Federal Home Loan
 Bank and other                       213       305              514       555
                                   ------    ------           ------    ------
Total interest expense              1,597     1,855            3,200     3,692
                                   ------    ------           ------    ------
NET INTEREST INCOME                 1,822     1,896            3,307     3,705

PROVISION FOR LOAN LOSSES             109       (39)             259       150
                                   ------    ------           ------    ------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES          1,713     1,935            3,048     3,555

NON INTEREST INCOME:
Loan fees and service charges          75        95              138       184
Net gain on sale of loans               8        28               12        64
Gains (losses) on real estate owned     0      (197)              15     (187)
Other                                  25        18               30        18
                                   ------    ------           ------    ------
Total non interest income             108       (56)             195        79

NON INTEREST EXPENSES:
Compensation and employee benefits    489     1,393              954     1,971
Building and occupancy expense         97       136              193       232
Data processing expense                72       104              153       200
Advertising                            29        39               59        61
Insurance expense                     120       123              230       232
Other                                 136       271              236       436
                                   ------    ------           ------    ------
Total non interest expenses           943     2,066            1,825     3,132

INCOME (LOSS) BEFORE INCOME TAXES     878      (187)           1,418       502

INCOME TAX EXPENSE (BENEFIT)          314      (178)             511        81
                                   ------    ------           ------    ------
NET INCOME (LOSS)                   $ 564      ($ 9)           $ 907     $ 421

EARNINGS PER SHARE                    N/A     $0.00              N/A     $0.22
DIVIDENDS PER SHARE - REGULAR      $0.125    $0.125           $0.125    $0.250
DIVIDENDS PER SHARE - SPECIAL      $0.000    $3.400           $0.000    $3.400

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED  (Dollars in thousands)

                                                                                                                Net
                                                                                                              unrealized
                                                                                 Retained        Unearned      loss on
                                        Common stock                Additional   earnings        employee     securities    Total
                                     Issued         In treasury     paid-in    Substantially   compensation   available     net
                                Shares   Amount   Shares   Amount   capital     restricted     ESOP    MRDP    for sale     equity
                                ------   ------   ------   ------   --------    ----------     -----  -----    --------     -------
Balances at December 31, 1995  2,049,875  $  20  (49,906)   ($757)  $ 19,586    $ 14,203     ($1,531)  $  0       ($26)     $31,495

Net income for the six
  months ended June 30, 1996           0      0        0        0          0         421           0      0          0          421

Acquisition of treasury stock          0      0  (78,100)  (1,046)         0           0           0      0          0       (1,046)

Common stock grants to MRDP       27,094      1   54,906      833        458           0           0 (1,292)         0            0

ESOP shares committed for release      0      0        0        0        226           0         668      0          0          894

Amortization of MRDP unearned
  compensation                         0      0        0        0          0           0           0     44          0           44

Cash dividends                         0      0        0        0     (5,052)     (1,961)          0      0          0       (7,013)

Increase in unrealized loss on
  securities available for sale, net
  of related income taxes              0      0        0        0          0           0           0      0        (50)         (50)
                                  ------ ------   ------   ------   --------    ----------     -----  -----    --------     -------
Balances at June 30, 1996      2,076,969  $  21  (73,100)   ($970)  $ 15,218    $ 12,663       ($863)($1,248)     ($76)     $24,745

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)


                                                              Six months ended
                                                                 June 30,
                                                              1995       1996
CASH FLOWS FROM OPERATING ACTIVITIES:                        ------     ------
Net income                                                   $ 907      $ 421
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation                                                  89         95
  Provision for loan losses                                    259        150
  Provision for deferred income taxes (benefit)                (36)      (176)
  Amortization/accretion of premiums/discounts on investment
    and mortgage-backed securities                              (1)         1
  Amortization of deferred loan fees                          (156)       (85)
  Fair market value of ESOP shares
    committed for release                                       20        894
  Amortization of unearned compensation - MRDP                   0         44
  Gains (losses) on real estate owned                          (15)       187
  (Increase) decrease in:
    Loans held for sale                                       (115)       502
    Accrued interest receivable                               (265)        34
    Other assets                                               114         13
  Increase (decrease) in:
    Income taxes currently payable                              83        (59)
    Other liabilities                                            2         89
                                                             ------     ------
Net cash provided by operating activities                      886      2,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in total loans                     (11,520)   (11,856)
Proceeds from sale of:
  Real estate owned                                             79        745
Proceeds from maturities of:
  Investment securities                                      1,567      1,820
  Mortgage-backed securities                                   324        669
Acquisition of:
  Investment securities available for sale                  (4,056)         0
  Premises and equipment                                       (83)      (395)
  Mortgage backed securities                                  (505)         0
  Capitalized improvements to real estate owned                  0        (33)
                                                             ------     ------
Net cash provided by (used in) investing activities        (14,194)    (9,050)

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                              Six months ended
                                                                 June 30,
                                                              1995       1996
CASH FLOWS FROM FINANCING ACTIVITIES:                        ------     ------
Net increase (decrease) in deposit accounts                 (2,772)       878
 Net proceeds from sale of stock in Initial
   Public Offering                                          17,937          0
Cash dividends paid                                              0     (7,013)
Proceeds from FHLB advances                                 16,000      9,500
Proceeds from other borrowing                                    0        250
Reductions in FHLB advances                                (16,720)       (75)
Acquisition of treasury stock                                    0     (1,046)
                                                             ------     ------
Net cash provided by (used in) financing activities         14,445      2,494
                                                             ------     ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             1,137     (4,446)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              2,726      8,971
                                                             ------     ------
CASH AND CASH EQUIVALENTS - END OF PERIOD                  $ 3,863    $ 4,525


SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Noncash transactions:
  Loans foreclosed and transferred to real estate owned    $    26    $   750

  Increase (decrease) in net unrealized loss on securities
    available for sale                                       ($105)   $    50

  Increase (decrease) in provision for additional minimum
      pension liability, net of related income tax benefit $   159    $     0

Dividends declared but unpaid at period end                $   188    $     0

Cash paid during the period for:
  Income taxes                                             $   476    $   409

  Interest                                                 $ 3,189    $ 3,651


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of June 30, 1996 and for the period then ended include the accounts of the Registrant, First Southern Bancshares, Inc. ( Bancshares ), and its wholly-owned subsidiary, First Southern Bank (the Bank ), formerly First Federal Savings and Loan Association of Florence (the Association ). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the "Company".

The Company's consolidated operating results include those of the Bancshares and the Bank for the full quarter and six-month periods ended June 30, 1996, those the Bank for the full quarter and six-month periods ended June
30, 1995, and those of Bancshares for the period April 13, 1995, the date of completion of the Company's initial public stock offering (Note 2, below) through June 30, 1995.

The June 30, 1995 and 1996 financial statements included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the June 30, 1995 and 1996 interim financial statements. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year. The December 31, 1995 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.


NOTE 2 - ORGANIZATION

Bancshares was organized on November 22, 1994 at the direction of the Association for the purpose of serving as a holding company to acquire all of the capital stock of the Association upon its conversion from a mutual to a stock savings and loan and subsequent conversion to a state-chartered commercial bank. Bancshares did not engage in any significant business activities from the time of its organization through the completion of the Association's mutual to stock conversion (April 13, 1995) at which time it acquired all of the capital stock of the Association.

Bancshares concurrently completed an initial public offering of its common stock (Note 3, below), the proceeds of which were partially utilized to acquire all the capital stock issued by the Association in connection with its mutual to stock conversion.

The conversion of the Association from the mutual to stock form of organization and subsequent conversion to a state-chartered commercial bank did not result in any intangible assets, including goodwill. Bancshare's acquisition of the Association, which was completed on April 13, 1995, was accounted for at historical cost, in a manner similar to the "pooling-of-interest" method of accounting for business combinations. The application of the "pooling-of-interest" accounting method records the assets and liabilities of the merged companies on a historical cost basis. Therefore, intangible assets, including goodwill, were not recorded as a result of this transaction.


NOTE 3 - INITIAL PUBLIC OFFERING

On April 13, 1995, Bancshares completed an initial public offering of its $.01 par value common stock wherein a total of 2,049,875 common shares were issued for net proceeds of $19,577,000 (net of offering costs of $922,000). Of the net proceeds, approximately $9,789,000 was utilized to acquire all of the capital stock issued by the Association (upon its conversion from a mutual to a stock form of organization), approximately $1,640,000 was utilized to finance the Bank Employee Stock Ownership Plan's (ESOP) purchase of 163,990 common shares, and approximately $8,148,000 was retained for general corporate purposes.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE 4 - UNEARNED EMPLOYEE COMPENSATION

EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an internally leveraged employee stock ownership plan (the "ESOP") that covers substantially all full-time Bank employees. The
Bank makes discretionary monthly contributions to the ESOP equal to the ESOP's debt service requirements, currently $20,774 per month (including interest at floating Wall Street Journal prime - 8.25% at June 30, 1996) over a maximum 10-year period. All dividends received by the ESOP are used for debt service. The ESOP's shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based upon the proportion of debt service paid during the period. The Company accounts for the ESOP in accordance with Statement of Position 93-6. Accordingly, the Company's loan to the Bank's ESOP is reflected as a reduction of stockholders' equity as unearned employee compensation. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

1996 MANAGEMENT RECOGNITION AND DEVELOPMENT PLAN

At the annual meeting on April 17, 1996, Bancshares stockholders approved establishment of the 1996 Management Recognition and Development Plan (the "MRDP"). The MRDP was established in order to increase the proprietary and vested interest of certain key Company employees and Directors in the growth, development and financial success of the Company by granting them awards of a maximum of 82,000 restricted shares of Bancshares $.01 par value common stock. Among other provisions of the MRDP, the MRDP shares are restricted as to transferability prior to vesting, which vesting is to occur over a five-year period at a rate of 20% per year, commencing one year after the original date of grant.

In its April 17, 1996 meeting, the Company s Board of Directors approved the award of 82,000 restricted shares of Bancshares $.01 par value common stock in accordance with the terms and conditions of the MRDP. The restricted shares were obtained from stock held in treasury (54,906 shares) and from authorized and unissued common stock (27,094 shares) and were recorded to unearned employee compensation at the then prevailing market price of Bancshares common stock ($15.75 per share). Unearned compensation related to the MRDP is being amortized to expense on a ratable basis over the five-year vesting period.


NOTE 5 - STOCK OPTION PLAN

At the annual meeting on April 17, 1996, Bancshares stockholders approved establishment of the 1996 Stock Option Plan (the Plan ). The Plan was established in order to promote the interests of the Company by attracting, retaining and motivating exceptional executive personnel and other key employees and Directors of the Company. The Plan sets an exercise price not less than 100% of the per share fair market value at the date of grant (110% under certain circumstances), contains various anti-dilution/enlargement provisions, and generally provides for vesting of awards at a rate of 20% per year on each of the first through fifth anniversary dates of the grant. Options are generally exercisable until the tenth anniversary date of the grant.

The Plan provides that a maximum of 204,988 options to acquire Bancshares $.01 par value common stock may be granted under the Plan. Commensurate with its April 17, 1996 stockholder approval, the Board of Directors granted awards aggregating 102,492 share options to the Company s Directors and certain key Company employees, at an exercise price equal to the fair market value per share at the date of grant ($15.75).

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE 6 - EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares outstanding during the period. Shares held by the Company s ESOP are considered outstanding only at such time as they are committed for release. MRDP shares are considered outstanding at their date of grant. The Company completed its initial stock offering in April 1995. Accordingly, earnings per share for any periods beginning prior to June 30, 1995 are not applicable. Weighted average shares outstanding for the quarter and six-month periods ended June 30, 1996 were 1,920,144 shares and 1,882,405 shares, respectively.


NOTE 7 - STOCK REPURCHASE PROGRAM

In October 1995, the Company s Board of Directors approved a Stock Repurchase Program whereby the Company could repurchase up to 102,493 shares of its common stock. In June 1996, the Company s Board of Directors approved an extension of the Stock Repurchase Program whereby the Company, upon completion of the repurchase of the original 102,493 shares of its common stock, could then repurchase up to an additional 102,493 shares of its common stock. The ongoing program has resulted in the inception-to-date acquisition of 128,006 shares of Company common stock, of which 54,906 shares were utilized in funding of the MRDP.


NOTE 8 - CONTINGENCIES

The Bank is a member of the Savings Association Insurance Fund ( SAIF ). Legislation has been introduced in the United States Congress that would require companies that are members of SAIF to pay a one-time premium to recapitalize the SAIF, which premium is expected to be approximately 80 basis points applied to deposits. If this legislation is enacted into law, it is likely that the premium would be immediately charged against current earnings and, accordingly, would serve to reduce the capital of the Company by the amount of the premium, net of related income taxes. Management cannot predict whether the proposed legislation will be enacted or, if enacted, the amount of the one-time premium.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 GENERAL

First Southern Bancshares, Inc. ("Bancshares") is a Delaware corporation organized on November 22, 1994 and is primarily engaged in the business of directing and planning the activities of its wholly-owned subsidiary, First Southern Bank (the "Bank"), formerly First Federal Savings and Loan Association of Florence (the "Association"). Bancshares' primary assets are comprised of its investment in the Bank, short-term interest and non-interest-bearing deposits, certain other investment and mortgage-backed securities, and a note receivable from the Bank's Employee Stock Ownership Plan. Bancshares and the Bank are collectively referred to herein as the "Company".

The Company s consolidated operating results include those of the Bank and the former Association for all periods presented herein and those of Bancshares only for periods subsequent to April 13, 1995, the date of completion of the Company s initial public stock offering.

The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and Federal Home Loan Bank ("FHLB") advances.

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 1995, as well as certain material changes in results of operations during the three and six-month periods ended June 30, 1995 and 1996.

          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
General

Total assets increased $3.6 million during the first six months of 1996, growing from $180.9 million at December 31, 1995 to $184.5 million at June 30, 1996.

Cash and cash equivalents

Cash and cash equivalent balances decreased to $4.5 million at June 30, 1996, or $4.5 million less than December 31, 1995 balances of $9.0 million. Cash balances were primarily utilized to fund loan increases and to pay dividends. The lower cash balances are primarily reflected in decreased cash balances in an interest-bearing account at the FHLB, which short-term cash investment provides both a market rate interest return and the liquidity required to fund management s ongoing loan expansion activities.

Investment and mortgage-backed securities

The Company did not purchase any investment or mortgage-backed securities during the quarter ended June 30, 1996. The decrease in investment and mortgage-backed security balances of $2.6 million from $11.9 million at December 31, 1995 to $9.3 million at June 30, 1996 was solely comprised of security maturities and a $67,000 increase in the unrealized loss on securities classified as available for sale. Proceeds from the maturity of securities were primarily used to fund increases in loan balances and to pay dividends.

At June 30, 1996, the Company had $119,000 of net unrealized losses on investment and mortgage-backed securities classified as available for sale, which amount represented 1.6% of the amortized cost basis ($7.4 million) of the related securities. These securities were comprised primarily of U.S. Government and Agency obligations with maturities of less than five years. If future market interest rates were to increase, the unrealized losses on these securities would, for a period of time, become greater. In a decreasing interest rate environment, the fair value of the investments increases in relation to the cost of the investment, thereby reducing the net unrealized loss and/or increasing any unrealized gain on the related securities.
However, assuming that the securities are held to their individual dates of maturity, even in periods of changing market interest rates, as the securities approach their dates of maturity, the unrealized gain/loss will begin to decrease and eventually be eliminated.
PAGE

Loans

The principal investing activity of the Company is the origination of loans in its primary lending area of Northwest Alabama. During the six months ended June 30, 1996, net loans (including loans held for sale) increased by 6.9% or $10.5 million, from $152.1 million at December 31, 1995 to $162.6 million at June 30, 1996. The increase in net loan balances results from management's continued efforts to expand and diversify the Company's loan portfolio into commercial and other lending areas. Commercial lending is generally considered to involve a greater degree of risk than residential mortgage lending.

Single family residential loans aggregated $72.4 million, representing 47.6% of total net loans at December 31, 1995. During the first half of 1996, aggregate balances of single family residential loans decreased by $1.4 million, or 2.0%, to $71.0 million at June 30, 1996 or 43.6% of total net loans. This decrease was partially offset by a $513,000 increase in multi-family loans from $12.0 million or 7.9% of total net loans at December 31, 1995 to $12.5 million or 7.7% of total net loans at June 30, 1996.

Commercial and other loans accounted for the majority of loan growth experienced during the first half of 1996, increasing by $11.4 million or 16.9%, from $67.7 million at December 31, 1995 (44.5% of total net loans) to $79.1 million at June 30, 1996 or 48.7% of total net loans. Within the category of commercial and other loans, commercial mortgage and business loans increased from $49.9 million or 32.8% of total net loans at December 31, 1995 to $60.7 million or 37.3% of total net loans at June 30, 1996. These investing activities were funded primarily through existing cash balances, the maturities of investment and mortgage-backed securities, and increased borrowings from FHLB-Atlanta. The increase in lending activity was generally reflected in transactions with borrowers located within the Company's primary Northwest Alabama lending area.

A decrease in non performing assets (comprised solely of loans delinquent 90 days or more and repossessed assets) at June 30, 1996 to $2.0 million compared to $2.6 million at December 31, 1995 was primarily attributable to $750,000 in 1996 loan foreclosures (thereby decreasing 90-day and over loan delinquencies) coupled with the sale of repossessed real estate with aggregate carrying amounts of $731,000, which sales resulted in an aggregate net gain of $14,000. Other decreases in 90-day and over loan delinquencies were partially offset when the Company incurred and capitalized $33,000 in improvements to foreclosed real estate.

As of June 30, 1996, the Company recorded a $201,000 specific allowance for decline in market value of certain foreclosed real estate. Recording of the specific allowance was based primarily upon ongoing negotiations for the bargain sale/charitable contribution of a single foreclosed property having a June 30, 1996 carrying value of $1.1 million. The transaction provided for the simultaneous sale and charitable contribution of the property in
accordance with applicable provisions of the Internal Revenue Code.   The
specific allowance was determined based upon the aggregate of the sales price and the income tax benefit of the charitable contribution in relation to the carrying value of the property and no additional losses were sustained for financial reporting purposes upon consummation of the transaction in July 1996.

In the opinion of management, due to the adequacy of collateral in relation to the past due loan balances, no significant losses are anticipated to be realized on such past due loans, although no assurances can be given. Non performing assets to total assets were 1.10% and 1.43% at June 30, 1996 and December 31, 1995, respectively. At December 31, 1995, the allowance for loan losses was $1.5 million and represented .99% of total net loans and 58.4% of non performing assets. At June 30, 1996, the allowance for loan losses was $1.5 million and represented .95% of total net loans and 76.5% of non-performing assets. When aggregated with the specific allowance for decline in market value of foreclosed real estate, the allowances for losses were $1.7 million and represented 86.4% of non-performing assets. While management believes the allowances for losses at June 30, 1996 were adequate to cover all losses inherent in the Company s portfolios of loans and foreclosed real estate at that date, there can be no assurance that in the future the Company will not be required to increase the allowances.

At June 30, 1996, the Company had loan commitments for variable rate loans (excluding loans in process) including unused commercial business lines of credit, of $8.7 million. The Company had no significant commitments for fixed-rate loans at June 30, 1996.

Deposits, FHLB advances and other notes payable

Deposit balances remained relatively constant during the first half of 1996, experiencing an $878,000 increase from December 31, 1995 balances of $131.9 million to $132.7 million at June 30, 1996.

At June 30, 1996, savings certificates amounted to $96.9 million, or 73.0%, of the Company s total deposits, including $79.5 million which were scheduled to mature by June 30, 1997. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management of the Company believes it has adequate resources to fund all loan commitments by savings deposits and FHLB of Atlanta advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company obtain advances from FHLB during the first half of 1996 aggregating $9.5 million and made scheduled principal payments under the terms of certain of the advance agreements aggregating $75,000. The advances were used primarily to fund loan increases and to pay dividends. The Company had unused credit availability with the FHLB of $3.8 million at June 30, 1996.

As of June 30, 1996, the Company has received $250,000 in advances from a local financial institution under a $1.0 million line-of-credit agreement. The advance was used to fund the Company s ongoing Stock Repurchase Program.

Stockholders  equity

June 30, 1996 aggregate stockholders' equity of $24.7 million reflects a 21.4% decrease from December 31, 1995, or a $6.8 million less than December 31, 1995 aggregate stockholders' equity of $31.5 million. The decrease is primarily attributable to the Company's payment of $7.0 million in cash dividends ($0.25 per share total regular dividends and a $3.40 per share special dividend). Payment of the special dividend was made in order to return to the Company's stockholders an amount which management believed to represent capital in excess of current Company requirements.

Additionally contributing to the reduction in aggregate stockholders equity was the $1.0 million acquisition of 78,100 shares of treasury stock during the first six months of 1996. The treasury stock was acquired under the provisions of a Stock Repurchase Program (as discussed in Note 7 of Selected Notes to Financial Statements). The ongoing program has resulted in the acquisition of an aggregate 128,006 shares of Company common stock for treasury, of which, 54,906 shares were utilized in funding of the MRDP (as discussed in Note 4 of Selected Notes to Financial Statements) and 73,100 remain in treasury at June 30, 1996.

The above described primary causes of the decrease in stockholders equity were in part offset by net income for the six months ended June 30, 1996 ($421,000) and the recording of the fair value of ESOP shares committed for release during the first half of 1996 ($1.0 million). The significant impact of the ESOP shares committed for release is directly related to the Company s payment of the special dividend during the second quarter of 1996. As set forth in Note 4 of Selected Notes to Financial Statements, the Company records shares committed for release from collateral in accordance with the provisions of SOP 93-6. In accordance with the terms of the ESOP, 1996 dividends received by the ESOP during the first half of 1996 were used for debt service, thereby releasing an additional 59,856 shares from collateral. As shares are released from collateral they are recorded at fair market value at the date of release to unearned employee compensation (a contra-equity account) and additional paid in capital.

The Company is required to maintain specific amounts of capital pursuant to FDIC requirements. As summarized below, the Company is in compliance with all such requirements at June 30, 1996:

                                                                Percentage of
                                                                adjusted total
                                                      Amount       assets
Primary capital ratios:                              --------   --------------
GAAP capital                                    $     24,745
Adjustments:
Net unrealized loss on securities available for sale      76
                                                     --------
Tier 1 capital                                        24,821         13.45  %
Minimum Tier 1 (leverage) requirement                  7,379          4.00
                                                     --------       -------
Excess                                          $     17,442          9.45  %

Risk-based capital ratios:
Core (Tier I) capital                           $     24,821         17.42  %
Minimum core capital                                   5,700          4.00
                                                     --------       -------
Excess                                          $     19,121         13.42  %

Risk-based capital                              $     26,369         18.50  %
Minimum risk-based capital requirement                11,401          8.00
                                                     --------       -------
Excess                                          $     14,968         10.50  %


Liquidity

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities and borrowings from the FHLB and local financial institutions. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

As an Alabama state-chartered bank which is not a member of the Federal Reserve System, the Bank is required by the Alabama State Banking Board to maintain at all times a reserve (comprised of cash on hand and deposits due from other banks) based upon average daily deposits of the Bank. Since becoming subject to this regulation, the Bank has fully complied with its requirements. At June 30, 1996, the Bank s qualifying reserves of $4.2 million significantly exceeded the required reserve of $193,000.


                  COMPARISON OF OPERATING RESULTS FOR THE
                 THREE MONTHS ENDED JUNE 30, 1995 AND 1996

General

The Company incurred a net loss for the three months ended June 30, 1996 of $9,000 as compared with $564,000 in net income for the three months ended June 30, 1995. The 1996 decrease of $573,000 was primarily attributable to increases in 1996 non-interest expenses of $1.1 million and a decrease in non-interest income of $164,000, offset by increased net interest income after provision for loan losses of $222,000 and a decrease in income taxes of $492,000.

Net Interest Income

Net interest income for the three-month period ended June 30, 1996 was $1.9 million, representing a $74,000 or 4.1% increase from the three-month period ended June 30, 1995. The modest improvement in net interest income primarily results from the effects of the Company's interest rate spread applied to a $15.0 million increase in 1996 average interest-earning assets, offset by a 20 basis point decrease in the 1996 interest rate spread to 3.73% from 1995's interest rate spread of 3.93%.

Interest Income

Interest income for the three months ended June 30, 1996 was $3.8 million compared with $3.4 million for the three months ended June 30, 1995, representing an increase of $332,000 or 9.7%. The increase was primarily attributable to an increase of $15.0 million, or 9.5%, in average interest earning assets in the second quarter of 1996 to $172.9 million over those in the comparable period of 1995 of $157.9 million. This increase was primarily attributable to management's ongoing efforts to expand and diversify the Company's lending activities. Funding of the increase in average interest-earning assets was provided by a $14.9 million increase in average interest-bearing liabilities. The average yield on interest-earning assets remained relatively constant, reflecting a modest increase from 8.67% for the three months ended June 30, 1995 to 8.68% for the three months ended June 30, 1996.

Interest on loans receivable increased $490,000 to $3.5 million during the three months ended June 30, 1996 as compared to the same period in 1995. The increase was primarily attributable to an increase of $22.1 million in average loan balances in the second quarter of 1996 ($159.7 million) from the comparable period in 1995 ($137.6 million). The increase in average loan balances was comprised of a $29.8 million increase in the average balances of non-mortgage loans from $41.7 million in 1995 to $71.5 million in 1996, offset by a $7.7 million decrease in average mortgage loan balances from $95.8 million in 1995 to $88.2 million in 1996. The average yield on total loans remained constant as between the second quarters of 1995 an 1996 at 8.86% .

Interest on mortgage-related securities decreased by $23,000 from $74,000 during the three months ended June 30, 1995 to $51,000 during the same period in 1996. The effect on interest income of the average balance of mortgage-related securities decreasing by $921,000 during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 was further enhanced by a decrease in 1996 average yields from such securities from 8.48% in the second quarter of 1995 to 7.90% in the second quarter of 1996.

Income from the investment securities portfolio decreased by $38,000 from $141,000 during the three months ended June 30, 1995 to $103,000 during the same period in 1996 as the result of a $2.7 million decrease in the average size of the portfolio in the three months ended June 30, 1996 ($7.1 million) compared to the three months ended June 30, 1995 ($9.8 million). The proceeds from the maturities of investment securities was primarily utilized in the funding of new loans and the payment of 1996 dividends. The average yield on investment securities remained relatively constant, reflecting a modest increase from 5.76% for the three months ended June 30, 1995 to 5.78% for the three months ended June 30, 1996.

Other interest income is comprised of earnings on the overnight account at the FHLB of Atlanta, FHLB dividends, and earnings on money market funds. The $97,000 decrease in other interest income in the second quarter of 1996 to $59,000 when compared to the second quarter of 1995 other interest income of $156,000 resulted primarily from a decrease of $3.6 million in average invested balances from $7.1 million during the second quarter of 1995 to $3.5 million during the comparable 1996 period, coupled with a decrease in interest yields from 8.80% in 1995 to 6.76% in 1996. The decrease in average balances was primarily attributable to the non-recurring nature of the Company's 1995 maintenance of stockholder subscriptions related to its initial public stock offering in balances on deposit in the FHLB overnight account.

Interest Expense

Interest expense for the three months ended June 30, 1996 was $1.9 million compared with $1.6 million for the three months ended June 30, 1995, representing an increase of $258,000 or 16.2%.

Interest on deposits rose $166,000 or 12.0% from $1.4 million in the second quarter 1995 to $1.6 million in the second quarter 1996. The increase was primarily attributable to a $7.5 million increase in average deposits in the second quarter of 1996 ($129.2 million) as compared to the second quarter of 1995 ($121.7 million) and due to an increase of 25 basis points or 5.5% in the interest cost on average deposit balances from 4.55% in the second quarter of 1995 to 4.80% in the second quarter of 1996.

The 1996 increase in average interest cost was due to increases in the prevailing local market interest rates between the two periods coupled with a change in the composition of the deposit balances. The average balance in passbook accounts during the second quarter of 1995 ($22.6 million) was $2.7 million greater than the comparable 1996 period ($19.9 million) due primarily to the Company s 1995 receipt of subscriptions in connection with its initial pubic stock offering, which subscriptions were maintained in passbook accounts. In both 1995 and 1996, passbook accounts carried interest rates of 2.75%. The second quarter 1996 decrease in passbook accounts was more than offset by a $10.0 million increase in the average balance of certificates of deposit from $86.7 million in the second quarter of 1995 to $96.7 million in the second quarter of 1996. The increase in certificate of deposit balances was due primarily to the Company raising the rates paid on its certificates in relation to local market rates being offered by other financial institutions. Certificates of deposit carried interest costs of 5.21% and 5.53% during the second quarters of 1995 and 1996, respectively.

Other interest expense is comprised primarily of FHLB of Atlanta borrowings and increased by $92,000 to $305,000 when compared with the 1995 quarterly total of $213,000, due primarily to an increase in average borrowings of $7.4 million during the three months ended June 30, 1996 ($20.7 million) from 1995 average levels of $13.3 million. The increase caused by larger average advance balances was partially offset by decreased interest costs on borrowed funds of .52%, from 6.42% in 1995 to 5.90% in 1996 as a consequence of the adjustable rate nature of the majority of the FHLB of Atlanta borrowings.

Provision for Loan Losses.

Provisions for loan losses are charged to earnings to bring the total allowance to a level considered adequate by management to provide for losses based on prior loss experience, volume and type of lending conducted by the Company, industry standards and past due loans in the Company's portfolio. Management also considers general economic conditions and other factors relating to the collectibility of the Company's loan portfolio.

For the second quarter of fiscal year 1995, the Company provided $109,000 for its anticipated loan losses. During 1996, the Company, as in prior years, reevaluated the adequacy of its allowance for probable loan losses, giving special consideration to the changing components of its loan portfolio and the increased level of risk associated with its increasing non single-family mortgage loan portfolio. As a result of this review, and after giving consideration to the Company's write-off history and an analysis of the Company's allowance for losses as compared with industry and peer averages, among other things, it was determined that a reduction in the total year-to-date 1996 provision of $39,000 was necessary to adjust the allowance for loan losses balance to an amount considered adequate to provide for losses.

Non-interest Income.

Non-interest income for the quarter ended June 30, 1996 reflected a net charge against income of $56,000. The resulting $164,000 unfavorable variance from 1995 second quarter non-interest income of $108,000 was primarily attributable to the 1996 recognition of a $201,000 specific allowance for decline in fair value of certain foreclosed real estate, net of $4,000 in gains on foreclosed real estate, and was offset by second quarter 1996 increases in loan fees and service charges and gains from loan sales aggregating $40,000.

Non-interest Expense.

Non-interest expenses increased $1.1 million to $2.1 million for the second quarter of 1996 compared to $943,000 for the comparable period in 1995. This increase primarily resulted from an increase in expenses relating to aggregate employee compensation of $904,000 (from $489,000 during the second quarter of 1995 to $1.4 million in the comparable 1996 period).

The significant increase in employee compensation was caused by the second quarter 1996 recognition of $778,000 in ESOP related compensation expense necessitated when the ESOP significantly reduced its debt to Bancshares (primarily through use of dividends received), thereby committing for release a substantial portion of the collateralized ESOP shares and the corresponding recognition of employee compensation expense for the fair market value of shares committed for release, net of the amounts representing dividends paid on allocated shares. Additionally contributing to the increase in employee compensation were the second quarter 1996 compensation expense charges aggregating $44,000 related to the Company's amortization of its deferred MRDP expense, which expense was not incurred in 1995, and overall salary rate increases experienced in 1996.

Other classifications of non-interest expenses increased an aggregate of $219,000 in the second quarter of 1996 when compared to the same period in 1995 due primarily to the incurrance of $55,000 in net current period expenses on the Company's largest foreclosed asset (on which property the Company recognized a $201,000 specific allowance for decline in fair value and which property was sold in July 1996), certain general overhead expenses being incurred in 1996 related to the Company's public company status, which expenses were not incurred to the same degree in 1995, and general cost increases incurred in 1996 over those experienced in 1995.

Income Taxes

Income tax expense for the three months ended June 30, 1996 reflected a benefit of $178,000 related to the Company's pretax operating loss of $187,000 for the second quarter of 1996 and due to the differing income tax treatment afforded certain of the Company's transactions with and dividend payments to its ESOP and MRDP during the second quarter of 1996.

                  COMPARISON OF OPERATING RESULTS FOR THE
                  SIX MONTHS ENDED JUNE 30, 1995 AND 1996

General

The Company's net income for the six months ended June 30, 1996 was $421,000 compared with $907,000 for the six months ended June 30, 1995. The 1996 decrease of $486,000 was primarily attributable to increases in 1996 non-interest expenses of $1.3 million and a decrease in non-interest income of $116,000, and was partially offset by increased net interest income after provision for loan losses of $507,000 and a decrease in income taxes of $430,000.

Net Interest Income

Net interest income for the six-month period ended June 30, 1996 was $3.7 million, representing a $398,000 or 12.0% increase from the six-month period
ended June 30, 1995.   The improvement in net interest income was due
primarily to an $18.7 million increase in interest-earning assets coupled with a $9.3 million increase in the 1996 excess average interest-earning assets over interest-bearing liabilities, which increases were partially offset by a 26 basis point reduction in the 1996 interest rate spread (3.61%) from that obtained in the first half of 1995 (3.87%). The increases in 1996 interest-earning assets and excess average interest-earning assets over interest-bearing liabilities were due primarily to the 1995 timing of the Company s receipt and investment of the net cash proceeds of its initial public stock offering.

Interest Income

Interest income for the six months ended June 30, 1996 was $7.4 million compared with $6.5 million for the six months ended June 30, 1995, representing an increase of $890,000 or 13.7%. The increase was primarily attributable to an increase of $18.7 million, or 12.2%, in average interest-earning assets in the first half of 1996 to $171.9 million over those in the comparable period of 1995 of $153.2 million. This increase was primarily attributable to the timing of the April 1995 infusion of $17.9 million capital into the Company as a result of the Company s completion of its initial public stock offering and management's ongoing efforts to expand and diversify the Company's lending activities. Additional funding of the increase in average interest earning assets was provided by a $9.4 million increase in average interest-bearing liabilities. The average yield on interest-earning assets remained relatively constant, reflecting a modest increase from 8.49% for the six months ended June 30, 1995 to 8.60% for the six months ended June 30, 1996.

Interest on loans receivable increased $1.0 million to $6.9 million during the six months ended June 30, 1996 as compared to the same period in 1995. The increase was primarily attributable to an increase of $21.2 million in average loan balances in the first half of 1996 ($156.7 million) from the comparable period in 1995 ($135.5 million). The increase in average loan balances was comprised of a $28.2 million increase in the average balances of non-mortgage loans from $40.3 million in 1995 to $68.5 million in 1996, offset by a $7.0 million decrease in average mortgage loan balances from $95.2 million in 1995 to $88.2 million in 1996. Additionally, the average yield on total loans increased from 8.70% in the first half of 1995 to 8.82% during the first half of 1996.

Interest on mortgage-related securities decreased by $37,000 from $146,000 during the six months ended June 30, 1995 to $109,000 during the same period in 1996. The effect on interest income of the average balance of mortgage-related securities decreasing by $617,000 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 was enhanced by a decrease in 1996 average yields from such securities from 8.61% in the first half of 1995 to 7.83% in the first half of 1996.

Income from the investment securities portfolio decreased by $21,000 from $242,000 during the six months ended June 30, 1995 to $221,000 during the same period in 1996 as the result of a $798,000 million decrease in the average size of the portfolio in the six months ended June 30, 1996 ($7.7 million) compared to the six months ended June 30, 1995 ($8.5 million). The average yield on investment securities remained relatively constant between the periods, reflecting an increase from 5.71% in the first half of 1995 to 5.76% in the first half of 1996.

Other interest income is comprised of earnings on the overnight account at the FHLB of Atlanta, FHLB dividends, and earnings on money market funds. The $74,000 decrease in other interest income in the first half of 1996 to $155,000 when compared to the first half of 1995 other interest income of $229,000 is due primarily by a $1.1 million decrease in average interest-earning assets during the first half of 1996 ($4.8 million) as compared to the first half of 1995 ($5.9 million) and due to a decrease in average yields from 7.80% during the first half of 1995 to 6.41% during the first half of 1996.

Interest Expense

Interest expense for the six months ended June 30, 1996 was $3.7 million compared with $3.2 million for the six months ended June 30, 1995, representing an increase of $492,000 or 15.4%.

Interest on deposits rose $451,000 or 16.8% from $2.7 million in the first half 1995 to $3.1 million in the first half 1996. The increase was primarily attributable to an increase of 45 basis points or 10.3% in the interest cost on average deposit balances from 4.41% in the first half of 1995 to 4.86% in the first half of 1996 and, to a lesser extent, a $7.2 million increase in average deposits in the first half of 1996 ($129.1 million) as compared to the first half of 1995 ($121.9 million).

The 1996 increase in average interest cost was due to increases in prevailing local market interest rates between the two periods coupled with a change in the composition of the deposit balances. The average balance in passbook accounts during the first half of 1995 ($28.3 million) was $8.4 million, or 29.5% greater than the comparable 1996 period ($19.9 million) due primarily to the Company s 1995 receipt of subscriptions in connection with its initial pubic stock offering, which subscriptions were maintained in passbook accounts. In both 1995 and 1996, passbook accounts carried interest rates of
2.75. The first half 1996 decrease in passbook accounts was more than offset by a $15.1 million increase in the average balance of certificates of deposit from $81.7 million in the first half of 1995 to $96.8 million in the first half of 1996. The increase in certificate of deposit balances was due primarily to the Company raising the rates paid on its certificates in relation to local market rates being offered by other financial institutions in order to attract additional deposits. Certificates of deposit carried interest costs of 5.33% and 5.60% during the first six months of 1995 and 1996, respectively.

Other interest expense is comprised primarily of FHLB of Atlanta borrowings and increased by $41,000 to $555,000 when compared with the 1995 six-month total of $514,000 due to an increase in average borrowings of $2.2 million during the six months ended June 30, 1996 ($18.7 million) from 1995 average levels of $16.5 million. The increase caused by higher average advance balances was lessened by decreased interest rates on borrowed funds of .29%, from 6.22% in 1995 to 5.93% in 1996 as a consequence of the adjustable rate nature of the majority of the FHLB of Atlanta borrowings.

Provision for Loan Losses.

Provisions for loan losses are charged to earnings to bring the total allowance to a level considered adequate by management to provide for losses based on prior loss experience, volume and type of lending conducted by the Company, industry standards and past due loans in the Company s portfolio. Management also considers general economic conditions and other factors relating to the collectibility of the Company's loan portfolio.

For the first half of fiscal year 1995, the Company provided $259,000 for its anticipated loan losses. During 1996, the Company, as in prior years, reevaluated the adequacy of its allowance for probable loan losses, giving special consideration to the changing components of its loan portfolio and the increased level of risk associated with its increasing non single-family mortgage loan portfolio. As a result of this review, and after giving consideration to the Company's write-off history and an analysis of the Company's allowance for losses as compared with industry and peer averages, among other things, it was determined that a total provision of $150,000 for the six months ended June 30, 1996 was necessary to provide an adequate allowance for possible loan losses. These provisions were made based on management s analysis of the various factors which affect the loan portfolio and management's desire to hold the allowance at a level considered adequate to provide for losses.

Non-interest Income.

Non-interest income decreased by $116,000 in the first half of 1996 to $79,000 as compared to $195,000 reported in the comparable period of 1995. This decrease was primarily attributable to the 1996 recognition of a $201,000 specific allowance for decline in fair value of certain foreclosed real estate, net of $14,000 in gains on foreclosed real estate, as compared to $15,000 in gains recognized during the first half of 1995. This 1996 decrease was enhanced by a $12,000 decrease in other non-interest income but was partially offset by 1996 increases in loan fees and service charges and gains from loan sales aggregating $98,000.

Non-interest Expense.

Non-interest expenses increased $1.3 million to $3.1 million for the first half of 1996 compared to $1.8 for the comparable period in 1995. This increase primarily resulted from an increase in expenses relating to aggregate employee compensation of $1.0 million (from $1.0 million during the first half of 1995 to $2.0 million in the comparable 1996 period).

The significant increase in employee compensation was caused by the 1996 recognition of $854,000 in ESOP related compensation expense necessitated when the ESOP significantly reduced its debt to Bancshares (primarily through use of dividends received), thereby committing for release a substantial portion of the collateralized ESOP shares and the corresponding recognition of employee compensation expense for the fair market value of shares committed for release, net of the amounts representing dividends paid on allocated shares. Additionally contributing to the increase in employee compensation were the 1996 compensation expense charges aggregating $44,000 related to the Company s amortization of its deferred MRDP expense, which expense was not incurred in 1995, and overall salary rate increases experienced in 1996.

Other classifications of non-interest expenses increased an aggregate of $290,000 in the first half of 1996 when compared to the same period in 1995 due primarily to the incurrance of $55,000 in current period expenses on the Company's largest foreclosed asset (on which property the Company recognized a $201,000 specific allowance for decline in fair value and which property was sold in July 1996), certain general overhead expenses being incurred in 1996 related to the Company's public company status, which expenses were not incurred to the same degree in 1995, and general cost increases incurred in 1996 over those experienced in 1995.

Income Taxes

Income tax expense for the six months ended June 30, 1995 and 1996 was $511,000 and $81,000, respectively, or 36% and 16%, respectively, of income before income taxes. The decrease in the 1996 effective income tax rate over that of 1995 was primarily attributable to the differing income tax treatment afforded certain of the Company's transactions with and dividend payments to its ESOP and MRDP during the first half of 1996, which transactions and/or payments did not occur in 1995 or were far less significant.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Neither the Registrant nor the Bank is a party to any material legal proceedings at this time. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.


ITEM 2 - CHANGES IN SECURITIES

Not applicable.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant held its Annual Meeting of Stockholders of the Company (the "Meeting") on April 17, 1996. The results of the votes on the matters presented at the Meeting were as follows:

a. The following individuals were elected as directors, each with a three-year term:

                                          Votes for   Votes withheld
                                          ---------   --------------
     Thomas N. Ward                       1,760,973           825
     Kenneth A. Williams                  1,759,008         2,790

     Broker non-votes totaled 303,200.

b. The Company's 1996 Stock Option Plan was approved by stockholders by the following vote:
     For 1,327,475;     Against 56,390;     Abstaining 10,865.

     Broker non-votes totaled 372,997.

c. The Company's Management Recognition and Development Plan was approved by stockholders by the following vote:
     For 1,334,286;     Against 57,007;     Abstaining 12,115.

     Broker non-votes totaled 365,515.


ITEM 5 - OTHER INFORMATION

None


ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FIRST SOUTHERN BANCSHARES, INC.



Date   July 31, 1996                    /s/ Charles L. Frederick, Jr.
                                        ------------------------------
                                        Mr. Charles L. Frederick, Jr.
                                        President and Chief Executive Officer





Date   July 31, 1996                    /s/ Thomas N. Ward
                                        --------------------
                                        Mr. Thomas N. Ward
                                        Executive Vice President and Chief
                                         Operating Officer