Form 10QSB
period 1996-09-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 1996-11-05
CIK 934302

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                              FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1996

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  0-25478

                     First Southern Bancshares, Inc.
(Exact name of registrant as specified in its charter)

              Delaware                             63-1133624
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)

102 South Court Street, Florence, Alabama          35630
(Address of principal executive offices)         (Zip Code)

                             (205) 764-7131
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date: 1,984,969 shares of $.01 par value common stock as of October 30, 1996.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB
SEPTEMBER 30, 1996
TABLE OF CONTENTS


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

SIGNATURES

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED  (In thousands)

                                                    December 31, September 30,
                                                       1995          1996
ASSETS                                                ------        ------
Cash and cash equivalents                            $ 8,971       $ 9,227
Investment securities available for sale, at market    8,792         6,944
Mortgage-backed securities, available for sale,
 at market                                               431             0
Mortgage-backed securities, held to maturity, at cost  2,704         1,978
Loans held for sale, at cost, which approximates market  625           237
Loans receivable, net                                151,480       155,592
Foreclosed real estate                                 1,098           198
Premises and equipment, net                            3,043         3,438
Federal Home Loan Bank stock, at cost                  1,357         1,357
Accrued interest receivable                            1,528         1,539
Deferred income taxes                                      0             1
Other assets                                             826           958
                                                      ------        ------
  TOTAL ASSETS                                      $180,855      $181,469

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                            $131,867      $132,036
Advances from Federal Home Loan Bank                  16,770        23,657
SAIF assessment payable                                    0         1,093
Income taxes currently payable                            92             6
Deferred income taxes                                    407             0
Other liabilities                                        224           316
                                                      ------        ------
  Total liabilities                                  149,360       157,108

COMMITMENTS AND CONTINGENCIES                              0             0

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares
 authorized; none issued and outstanding                   0             0
Common stock, $.01 par value; 8,000,000 shares
 authorized;  2,049,875 and 2,076,969 shares
 issued in 1995 and 1996, respectively                    20            21
Additional paid-in capital                            19,586        15,231
Retained earnings - Substantially restricted          14,203        12,348
Unearned employee compensation - ESOP                 (1,531)         (797)
Unearned employee compensation - MRDP                      0        (1,184)
Net unrealized loss on securities available for sale     (26)          (54)
Treasury stock, at cost                                 (757)       (1,204)
                                                      ------        ------
  Total stockholders' equity                          31,495        24,361
                                                      ------        ------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $180,855      $181,469

 See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED (In thousands, except per share amounts)

                                      Three months ended     Nine months ended
                                        September 30,          September 30,
                                       1995       1996        1995      1996
                                      ------     ------      ------    ------
INTEREST INCOME:
Loans                                 $3,288     $3,627      $9,178   $10,539
Mortgage-backed securities                72         44         218       153
Investment securities                    134        101         376       322
Other                                     45         71         274       226
                                      ------     ------      ------    ------
Total interest income                  3,539      3,843      10,046    11,240

INTEREST EXPENSE:
Deposits                               1,400      1,532       4,086     4,669
Advances from Federal Home Loan
 Bank and other                          275        392         789       947
                                      ------     ------      ------    ------
Total interest expense                 1,675      1,924       4,875     5,616
                                      ------     ------      ------    ------
NET INTEREST INCOME                    1,864      1,919       5,171     5,624

PROVISION FOR LOAN LOSSES                154         60         413       210

NET INTEREST INCOME AFTER             ------     ------      ------    ------
 PROVISION FOR LOAN LOSSES             1,710      1,859       4,758     5,414

NON INTEREST INCOME:
Loan fees and service charges             73        102         211       286
Net gain on sale of loans                 19        187          31       251
Gains (losses) on real estate owned        0        (88)         15      (275)
Other                                     29          5          59        23
                                      ------     ------      ------    ------
Total non interest income                121        206         316       285

NON INTEREST EXPENSES:
Compensation and employee benefits       514        632       1,468     2,603
Building and occupancy expense           112        146         305       378
Data processing expense                   77         87         230       287
Advertising                               45         54         104       115
Insurance expense                        128      1,207         358     1,439
Other                                    115        170         351       606
                                      ------     ------      ------    ------
Total non interest expenses              991      2,296       2,816     5,428
                                      ------     ------      ------    ------
INCOME (LOSS) BEFORE INCOME TAXES        840       (231)      2,258       271

INCOME TAX EXPENSE (BENEFIT)             303       (156)        814       (75)
                                      ------     ------      ------    ------
NET INCOME (LOSS)                       $537       ($75)     $1,444      $346

EARNINGS (LOSS) PER SHARE              $0.28     ($0.04)        N/A     $0.18
DIVIDENDS PER SHARE - REGULAR         $0.000     $0.125      $0.125    $0.375
DIVIDENDS PER SHARE - SPECIAL         $0.000     $0.000      $0.000    $3.400

 See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED  (Dollars in thousands)

                                                                                          Net
                                                                                          unrealized
                                                              Retained      Unearned      loss on
                    Common stock                   Additional earnings      employee      securities  Total
                      Issued         In treasury   paid-in    Substantially compensation  available   net
                   Shares  Amount  Shares  Amount  capital    restricted    ESOP    MRDP  for sale    equity
                   ------  ------  ------  ------  -------    ----------    -----  -----  --------    ------
Balances at December
  31, 1995      2,049,875    $20  (49,906)  ($757) $19,586       $14,203  ($1,531)    $0      ($26)  $31,495

Net income for the
 nine months ended
 September 30, 1996     0      0        0       0        0           346        0      0         0       346

Acquisition of
 treasury stock         0      0  (97,000) (1,280)       0             0        0      0         0   (1,280)

Common stock grants
 to MRDP           27,094      1   54,906     833      458             0        0 (1,292)        0         0

ESOP shares committed
 for release            0      0        0       0      239             0      734       0        0       973

Amortization of MRDP
 unearned compensation  0      0        0       0        0             0        0     108        0       108

Cash dividends          0      0        0       0   (5,052)       (2,201)       0       0        0   (7,253)

Increase in unrealized
 loss on securities
 available for sale, net
 of related income taxes 0     0        0       0        0             0        0       0      (28)     (28)
                   ------  ------  ------  ------  -------    ----------    -----  -----  --------    ------
Balances at September
 30, 1996        2,076,969   $21  (92,000) (1,204) $15,231       $12,348    ($797) (1,184)    ($54)  $24,361


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                           Nine months ended
                                                             September 30,
                                                            1995       1996
                                                           ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $1,444       $346
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                                134        160
  Provision for loan losses                                   413        210
  Provision for deferred income taxes (benefit)              (201)      (403)
  Amortization/accretion of  premiums/discounts
    on investment and mortgage-backed securities               (1)         1
  Amortization of deferred loan fees                         (232)      (149)
  Fair market value of ESOP shares
    committed for release                                      74        973
    employee compensation, net
  Amortization of unearned compensation - MRDP                  0        108
  Gains (losses) on real estate owned                         (15)       275
  (Increase) decrease in:
    Loans held for sale                                       (50)       388
    Accrued interest receivable                              (395)       (11)
    Other assets                                              191       (132)
  Increase (decrease) in:
    SAIF assessment payable                                     0      1,093
    Income taxes currently payable                            298        (86)
    Other liabilities                                          61         92
                                                           ------     ------
Net cash provided by operating activities                   1,721      2,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in total loans                    (17,440)    (5,120)
Proceeds from sale of:
  Investment and mortgage-backed securities                     0        331
  Real estate owned                                            79      1,605
Proceeds from maturities of:
  Investment and mortgage-backed securities                 3,318      2,640
Acquisition of:
  Investment and mortgage-backed securities                (4,056)         0
  Premises and equipment                                     (126)      (555)
  Mortgage backed securities                                 (505)         0
  Capitalized improvements to real estate owned                 0        (33)
                                                           ------     ------
Net cash provided by (used in) investing activities       (18,730)    (1,132)


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                           Nine months ended
                                                             September 30,
                                                            1995       1996
                                                           ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts                (2,228)       169
 Net proceeds from sale of stock in Initial
   Public Offering                                         17,937          0
Cash dividends paid                                          (188)    (7,253)
Proceeds from FHLB advances                                19,000     12,000
Proceeds from other borrowings                                  0        500
Reductions in FHLB advances                               (16,786)    (5,113)
Reductions in other borrowings                                  0       (500)
Acquisition of treasury stock                                   0     (1,280)
                                                           ------     ------
Net cash provided by (used in) financing activities        17,735     (1,477)

INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS             726        256

CASH AND CASH EQUIVALENTS -  BEGINNING OF PERIOD            2,726      8,971
                                                           ------     ------
CASH AND CASH EQUIVALENTS -  END OF PERIOD                 $3,452     $9,227


SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Noncash transactions:
  Loans foreclosed and transferred to real estate owned       $72       $947

  Increase (decrease) in net unrealized loss on securities
    available for sale                                      ($144)       $28

  Increase (decrease) in provision for additional minimum
    pension liability, net of related income tax benefit     $166         $0

Cash paid during the period for:
  Income taxes                                               $726       $661

  Interest                                                 $4,844     $5,578



See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of September 30, 1996 and for the period then ended include the accounts of the Registrant, First Southern Bancshares, Inc. ("Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank"), formerly First Federal Savings and Loan Association of Florence (the "Association"). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the "Company".

The Company's comparative consolidated operating results include those of Bancshares and the Bank for the full quarter and nine-month periods ended September 30, 1996, those of the Bank for the full quarter and nine-month periods ended September 30, 1995, and those of Bancshares for the period April 13, 1995, the date of completion of the Company's initial public stock offering (Note 2, below), through September 30, 1995.

The September 30, 1995 and 1996 financial statements included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the September 30, 1995 and 1996 interim financial statements. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year. The December 31, 1995 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE 2 - INITIAL PUBLIC OFFERING

On April 13, 1995, Bancshares completed an initial public offering of its $.01 par value common stock wherein a total of 2,049,875 common shares were issued for net proceeds of $19,577,000 (net of offering costs of $922,000). Of the net proceeds, approximately $9,789,000 was utilized to acquire all of the capital stock issued by the Association (upon its conversion from a mutual to a stock form of organization), approximately $1,640,000 was utilized to finance the Bank Employee Stock Ownership Plan's (the ESOP ) purchase of 163,990 common shares, and approximately $8,148,000 was retained for general corporate purposes.

NOTE 3 - UNEARNED EMPLOYEE COMPENSATION

EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an internally leveraged employee stock ownership plan that covers substantially all full-time Bank employees. The Bank makes discretionary monthly contributions to the ESOP equal to the ESOP s debt service requirements, currently $20,774 per month (including interest floating at Wall Street Journal prime rate - 8.25% at September 30, 1996) over a maximum 10-year period. All dividends received by the ESOP are used for debt service. The ESOP s shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based upon the proportion of debt service paid during the period. The Company accounts for the ESOP in accordance with Statement of Position (SOP) 93-6. Accordingly, the Company's loan to the Bank s ESOP is reflected as a reduction of stockholders' equity as unearned employee compensation. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1996 MANAGEMENT RECOGNITION AND DEVELOPMENT PLAN

At the annual meeting on April 17, 1996, Bancshares stockholders approved establishment of the 1996 Management Recognition and Development Plan (the MRDP ). The MRDP was established in order to increase the proprietary and vested interest of certain key Company employees and Directors in the growth, development and financial success of the Company by granting them awards of a maximum of 82,000 restricted shares of Bancshares common stock. Among other provisions of the MRDP, the MRDP shares are restricted as to transferability prior to vesting, which vesting is to occur over a five-year period at a rate of 20% per year, commencing one year after the original date of grant.

In its April 17, 1996 meeting, the Company s Board of Directors approved the award of 82,000 restricted shares of Bancshares common stock in accordance with the terms and conditions of the MRDP. The restricted shares were obtained from stock held in treasury (54,906 shares) and from authorized and unissued common stock (27,094 shares) and were recorded to unearned employee compensation at the then prevailing market price of Bancshares common stock ($15.75 per share). Unearned compensation related to the MRDP is reflected as a reduction of stockholders equity and is being amortized to expense on a ratable basis over the five-year vesting period.

NOTE 4 - STOCK OPTION PLAN

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

The Plan provides that a maximum of 204,988 options to acquire Bancshares common stock may be granted under the Plan. Commensurate with its April 17, 1996 stockholder approval, the Board of Directors granted awards aggregating 102,492 share options to the Company s Directors and certain key Company employees, at an exercise price equal to the fair market value per share at the date of grant ($15.75 per share, which amount was subsequently adjusted in accordance with Plan provisions to $11.75 per share so as to give appropriate recognition to the effects of 1996 Special dividends).

NOTE 5 - EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares outstanding during the period. Shares held by the Company s ESOP are considered outstanding only at such time as they are committed for release. MRDP shares are considered outstanding at their date of grant. The Company completed its initial stock offering in April 1995. Accordingly, earnings per share for the nine months ended September 30, 1995 are not applicable. Weighted average shares outstanding for the quarter ended September 30, 1995 were 1,889,578 shares. Weighted average shares outstanding for the quarter and nine-month periods ended September 30, 1996 were 1,903,033 shares and 1,889,331 shares, respectively.

NOTE 6 - STOCK REPURCHASE PROGRAM

In October 1995, the Company s Board of Directors approved a Stock Repurchase Program whereby the Company could repurchase up to 102,493 shares of its common stock. In June 1996, the Company s Board of Directors approved an extension of the Stock Repurchase Program whereby the Company, upon completion of the repurchase of the original 102,493 shares of its common stock, could then repurchase up to an additional 102,493 shares of its common stock. The ongoing program has resulted in the inception-to-date acquisition of 146,906 shares of Company common stock, of which 54,906 shares were utilized in funding of the MRDP and 92,000 shares were held in treasury at September 30, 1996.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 - SAIF PREMIUM ASSESSMENT

The Bank is a member of the Savings Association Insurance Fund ("SAIF"). On September 30, 1996, the President of the United States signed an omnibus appropriations bill which contained, among other provisions, a requirement that member companies of SAIF pay a one-time premium assessment to recapitalize the SAIF. The premium has been assessed at 65.7 basis points applied to March 31, 1995 deposit balances and is due by November 30, 1996. In accordance with an opinion of the Emerging Issues Task Force of the Financial Accounting Standards Board, the Company has recorded the SAIF premium assessment as of September 30, 1996 by charging to non-interest expense the amount of its assessment ($1,093,000) and recording a corresponding liability that amount.

Significantly greater than normal deposit balances existed at March 31, 1995 due primarily to the Company's receipt of subscriptions in connection with its initial public stock offering. Management has sought relief from paying the portion of the $1,093,000 assessment related to deposited stock subscription orders. No assurances can be given that such relief will be granted by the FDIC.


NOTE 8 - EVENT SUBSEQUENT TO SEPTEMBER 30, 1996

At its regular meeting on October 10, 1996, the Company's Board of Directors approved a regular cash dividend of $.125 per share, payable on November 1, 1996 to stockholders of record as of October 22, 1996.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 GENERAL

First Southern Bancshares, Inc. ("Bancshares"), a Delaware corporation organized on November 22, 1994, is primarily engaged in the business of directing and planning the activities of its wholly-owned subsidiary, First Southern Bank (the "Bank"), formerly First Federal Savings and Loan Association of Florence (the "Association"). Bancshares primary assets are comprised of its investment in the Bank, short-term interest and a note receivable from the Bank s Employee Stock Ownership Plan. Bancshares and the Bank are collectively referred to herein as the "Company".

The Company's comparative consolidated operating results include those of the Bank and the former Association for all periods presented herein and those of Bancshares only for periods subsequent to April 13, 1995, the date of completion of the Company's initial public stock offering.

The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and Federal Home Loan Bank (FHLB ) advances.

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 1995, as well as certain material changes in results of operations during the three and nine-month periods ended September 30, 1995 and 1996.

             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

Total assets increased minimally during the first nine months of 1996 ($614,000), growing from $180.9 million at December 31, 1995 to $181.5 million at September 30, 1996.

Cash and cash equivalents

Cash and cash equivalent balances remained relatively unchanged at September 30, 1996 when compared to December 31, 1995, reflecting a $256,000 increase to $9.2 million at September 30, 1996 from December 31, 1995 balances of $9.0 million.

Investment and mortgage-backed securities

The Company did not purchase any investment or mortgage-backed securities during the nine months ended September 30, 1996. The decrease in investment and mortgage-backed security balances of $3.0 million from $11.9 million at December 31, 1995 to $8.9 million at September 30, 1996 was primarily comprised of security maturities and sales of $2.6 million and $331,000, respectively. Proceeds from the maturity and sales of securities were primarily used to fund increases in loan balances and to pay dividends.

At September 30, 1996, the Company had $85,000 of net unrealized losses on investment securities classified as available for sale, which amount represented 1.2% of the amortized cost basis ($7.0 million) of the related securities. These securities were comprised primarily of U.S. Government and Agency obligations with maturities of less than five years. If future market interest rates were to increase, the unrealized losses on these securities would, for a period of time, become greater. In a decreasing interest rate environment, the fair value of the investments increases in relation to the cost of the investment, thereby reducing the net unrealized loss and/or increasing any unrealized gain on the related securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of changing market interest rates, as the securities approach their dates of maturity, the unrealized gain/loss will begin to decrease and eventually be eliminated.

Loans

The principal investing activity of the Company is the origination of loans in its primary lending area of Northwest Alabama. During the nine months ended September 30, 1996, net loans (including loans held for sale) increased by 2.4% or $3.7 million, from $152.1 million at December 31, 1995 to $155.8 million at September 30, 1996. The increase in net loan balances results from management's continued efforts to expand and diversify the Company's loan portfolio into commercial and other lending areas. Commercial lending is generally considered to involve a greater degree of risk than residential mortgage lending.

Single family residential loans aggregated $72.4 million, representing 47.6% of total net loans at December 31, 1995. During the first three quarters of 1996, aggregate balances of single family residential loans decreased by $9.6 million, or 13.3%, to $62.8 million at September 30, 1996 or 40.3% of total net loans. The decrease in single family residential loans was primarily attributable to an August 1996 sale of loans with aggregate principal balances of $9.7 million. The sale was made in order to provide the funds necessary to fund new loans in accordance with management s continued plan of loan diversification. This decrease was partially offset by a $546,000 increase in multi-family loans from $12.0 million or 7.9% of total net loans at December 31, 1995 to $12.6 million or 8.1% of total net loans at September 30, 1996.

Commercial and other loans accounted for the majority of loan growth experienced during the first three quarters of 1996, increasing by $12.7 million or 18.9%, from $67.7 million at December 31, 1995 (44.5% of total net loans) to $80.4 million at September 30, 1996 (51.6% of total net loans). Within the category of commercial and other loans, commercial mortgage and business loans increased from $49.9 million or 32.8% of total net loans at December 31, 1995 to $61.9 million or 39.7% of total net loans at September 30, 1996. These investing activities were funded primarily through the sale of single family residential loans, the maturities of investment and mortgage-backed securities, and increased borrowings from FHLB - Atlanta. The increase in lending activity was generally reflected in transactions with borrowers located within the Company s primary Northwest Alabama lending area.

A decrease in non performing assets at September 30, 1996 to $1.7 million compared to $2.6 million at December 31, 1995 was primarily attributable to a decrease in foreclosed real estate balances from $1.1 million at December 31, 1995 to $198,000 at September 30, 1996. This decrease was attributable to 1996 sales of repossessed real estate with aggregate carrying amounts of $1.9 million (which sales resulted in an aggregate net loss of $275,000) and was partially offset by $947,000 in 1996 loan foreclosures. The loss attributable to foreclosed real estate was partially offset by income tax benefits of $113,000 (included in 1996 income tax benefit) related to the simultaneous sale and charitable contribution of appreciated property in accordance with applicable provisions of the Internal Revenue Code, thereby serving to reduce the net after-tax loss on sales of repossessed real estate to $62,000.

In the opinion of management at September 30, 1996, due to the adequacy of collateral in relation to the past due loan balances, no significant losses were anticipated to be realized on such past due loans, although no assurances can be given. Non performing assets to total assets were 0.94% and 1.43% at September 30, 1996 and December 31, 1995, respectively. At December 31, 1995, the allowance for loan losses was $1.5 million and represented 0.99% of total net loans and 58.4% of non performing assets. At September 30, 1996, the allowance for loan losses was $1.6 million and represented 1.02% of total net loans and 93.3% of non performing assets. While management believes the allowance for losses at September 30, 1996 is adequate to cover all losses inherent in the Company s portfolios of loans, there can be no assurance that the Company will not be required to increase the allowance in the future.

At September 30, 1996, the Company had loan commitments for variable rate loans (excluding loans in process), and unused commercial business lines of credit, of $9.5 million. The Company had no significant commitments for fixed-rate loans at September 30, 1996.

Deposits, FHLB advances and other notes payable

Deposit balances remained relatively constant during the first three quarters of 1996, experiencing a $169,000 increase from December 31, 1995 balances of $131.9 million to $132.0 million at September 30, 1996.

At September 30, 1996, savings certificates amounted to $96.2 million, or 72.9%, of the Company s total deposits, including $77.3 million which were scheduled to mature by September 30, 1997. Historically, the Company has been able to retain a significant amount of its deposits as they mature.
Management of the Company believes it has adequate resources to fund all loan commitments by savings deposits and FHLB of Atlanta advances and sale of mortgage loans. Furthermore, the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company obtained advances from FHLB during the first three quarters of 1996 aggregating $12.0 million, made repayments on the FHLB daily-rate advances aggregating $5.0 million, and made scheduled principal payments under the terms of certain of the advance agreements aggregating $113,000. The advances were used primarily to fund loan increases and to pay dividends. The Company had unused credit availability with the FHLB of $6.3 million at September 30, 1996.

Stockholders' equity

September 30, 1996 aggregate stockholders' equity of $24.4 million reflects a 22.7% decrease from December 31, 1995, or $7.1 million less than December 31, 1995 aggregate stockholders equity of $31.5 million. The decrease is primarily attributable to the Company s payment of $7.3 million in cash dividends ($0.375 per share total regular dividends and a $3.40 per share special dividend). Payment of the special dividend was made in order to return to the Company s stockholders an amount which management believed to represent capital in excess of current Company requirements.

Additionally contributing to the reduction in aggregate stockholders equity was the $1.3 million acquisition of 97,000 shares of treasury stock during the first nine months of 1996. The treasury stock was acquired under the provisions of a Stock Repurchase Program (as discussed in Note 6 of Selected Notes to Financial Statements). The ongoing program has resulted in the acquisition of an aggregate 146,906 shares of Company common stock for treasury, of which 54,906 shares were utilized in funding of the MRDP (as discussed in Note 3 of Selected Notes to Financial Statements) and 92,000 remain in treasury at September 30, 1996.

The above described primary causes of the decrease in stockholders equity were in part offset by net income for the nine months ended September 30, 1996 ($346,000) and the recording of the fair value of ESOP shares committed for release during the first three quarters of 1996 ($973,000) and the amortization of unearned MRDP compensation of $108,000. The significant impact of the ESOP shares committed for release is directly related to the Company s payment of the special dividend during the second quarter of 1996. As set forth in Note 3 of Selected Notes to Financial Statements, the Company records shares committed for release from collateral in accordance with the provisions of SOP 93-6. In accordance with the terms of the ESOP, 1996 dividends received by the ESOP during the first three quarters of 1996 were used for debt service, thereby releasing an additional 61,906 shares from collateral. As shares are released from collateral they are recorded at fair market value at the date of release to unearned employee compensation (a contra-equity account) and additional paid in capital.

The Company is required to maintain specific amounts of capital pursuant to FDIC requirements. As summarized below, the Company is in compliance with all such requirements at September 30, 1996:

                                                             Percentage of
                                                             adjusted total
                                                 Amount      assets
                                                 ------      ------
Primary capital ratios:
GAAP capital                                    $24,361
Adjustments                                         (43)
Tier 1 capital                                   24,318      13.40 %
Minimum Tier 1 (leverage) requirement             7,259       4.00
                                                 ------      ------
Excess                                          $17,059       9.40 %

Risk-based capital ratios:
Core (Tier I) capital                           $24,318      17.50 %
Minimum core capital                              5,560       4.00
                                                 ------      ------
Excess                                          $18,758      13.50 %

Risk-based capital                              $25,910      18.64 %
Minimum risk-based capital requirement           11,120       8.00
                                                 ------      ------
Excess                                          $14,790      10.64 %

Liquidity

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities and borrowings from the FHLB and local financial institutions. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

As an Alabama state-chartered bank which is not a member of the Federal Reserve System, the Bank is required by the Alabama State Banking Board to maintain at all times a reserve (comprised of cash on hand and deposits due from other banks) based upon average daily deposits of the Bank. Since becoming subject to this regulation, the Bank has fully complied with its requirements. At September 30, 1996, the Bank s qualifying reserves of $9.2 million significantly exceeded the required reserve of $181,000.


                 COMPARISON OF OPERATING RESULTS FOR THE
              THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

General

The Company incurred a net loss for the three months ended September 30, 1996 of $75,000 as compared with $537,000 in net income for the three months ended September 30, 1995. The 1996 decrease of $612,000 was primarily attributable to the third quarter 1996 one-time SAIF premium assessment of $1.1 million (charged to non- interest expenses) and was partially offset by a decrease in total income tax expense of $459,000.

Net Interest Income

Net interest income for the three-month period ended September 30, 1996 was $1.9 million, representing a $55,000 or 2.9% increase from the three-month period ended September 30, 1995. The modest improvement in net interest income primarily results from the effects a $14.3 million increase in third-quarter 1996 average interest-earning assets, offset by the effects of a $6.7 million decrease in the average excess of interest-earning assets over interest- bearing liabilities.

Interest Income

Interest income for the three months ended September 30, 1996 was $3.8 million compared with $3.5 million for the three months ended September 30, 1995, representing an increase of $304,000 or 8.6%. The increase was primarily attributable to an increase of $14.3 million, or 9.0%, in average interest-earning assets in the third quarter of 1996 to $174.2 million over those in the comparable period of 1995 of $159.9 million. This increase was primarily attributable to management s ongoing efforts to expand and diversify the Company's lending activities. Funding of the increase in average interest-earning assets was provided by a $21.1 million increase in average interest-bearing liabilities. The average yield on interest-earning assets remained relatively constant, reflecting a modest decrease from 8.86% for the three months ended September 30, 1995 to 8.82% for the three months ended September 30, 1996.

Interest on loans receivable increased $339,000 to $3.6 million during the three months ended September 30, 1996 as compared to the same period in 1995. The increase was primarily attributable to an increase of $15.6 million in average loan balances in the third quarter of 1996 ($160.7 million) from the comparable period in 1995 ($145.1 million). The increase in average loan balances was comprised of a $29.5 million increase in the average balances of non-mortgage loans from $48.4 million in 1995 to $77.9 million in 1996, offset by a $13.9 million decrease in average mortgage loan balances from $96.7 million in 1995 to $82.8 million in 1996. The average yield on total loans remained relatively constant as between the third quarters of 1995 and 1996, decreasing 4 basis points from 9.07% in 1995 to 9.03% in 1996.

Interest on mortgage-related securities decreased by $28,000 from $72,000 during the three months ended September 30, 1995 to $44,000 during the same period in 1996. The effect on interest income of the average balance of mortgage-related securities decreasing by $1.2 million during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 was further enhanced by a decrease in 1996 average yields from such securities from 8.42% in the third quarter of 1995 to 8.09% in the third quarter of 1996.

Income from the investment securities portfolio decreased by $33,000 from $134,000 during the three months ended September 30, 1995 to $101,000 during the same period in 1996 as the result of a $2.1 million decrease in the average size of the portfolio in the three months ended September 30, 1996 ($6.9 million) compared to the three months ended September 30, 1995 ($9.0 million). The proceeds from the maturities of investment securities was primarily utilized in the funding of new loans and the payment of 1996 dividends. The average yield on investment securities remained relatively constant, reflecting a modest decrease from 5.96% for the three months ended September 30, 1995 to 5.85% for the three months ended September 30, 1996.

Other interest income is comprised of earnings on short-term FHLB certificates of deposit, the overnight account at the FHLB of Atlanta, FHLB dividends, and earnings on money market funds. The $26,000 increase in other interest income in the third quarter of 1996 to $71,000 when compared to the third quarter of 1995 other interest income of $45,000 resulted primarily from an increase of $2.0 million in average invested balances from $2.4 million during the third quarter of 1995 to $4.4 million during the comparable 1996 period, the effects of which were partially offset by a decrease in interest yields from 7.66% in 1995 to 6.53% in 1996. The increase in average balances was primarily attributable to the temporary investment of a portion of the proceeds ($4.0 million) of an August 1996 non-recurring sale of mortgage loans.

Interest Expense

Interest expense for the three months ended September 30, 1996 was $1.9 million compared with $1.7 million for the three months ended September 30, 1995, representing an increase of $249,000 or 14.9%.

Interest on deposits rose $132,000 or 9.5% from $1.4 million in the third quarter 1995 to $1.5 million in the third quarter 1996. The increase was primarily attributable to a $12.6 million increase in average deposits in the third quarter of 1996 ($128.3 million) as compared to the third quarter of 1995 ($115.7 million) and was partially offset by a decrease of 6 basis points in the interest cost on average deposit balances from 4.84% in the third quarter of 1995 to 4.78% in the third quarter of 1996.

Other interest expense is comprised primarily of FHLB of Atlanta and other short-term local borrowings and increased by $117,000 to $392,000 when compared with the 1995 quarterly total of $275,000, due primarily to an increase in average borrowings of $8.5 million during the three months ended September 30, 1996 ($26.5 million) from 1995 average levels of $18.0 million. The increase caused by larger average advance balances was partially offset by decreased interest costs on borrowed funds of 20 basis points, from 6.10% in 1995 to 5.90% in 1996 largely as a consequence of the adjustable rate nature of the majority of the FHLB of Atlanta borrowings.

Provision for Loan Losses.

Provisions for loan losses are charged to earnings to bring the total allowance to a level considered adequate by management to provide for losses based on prior loss experience, volume and type of lending conducted by the Company, industry standards and past due loans in the Company s portfolio. Management also considers general economic conditions and other factors relating to the collectibility of the Company s loan portfolio.

For the third quarter of fiscal year 1995, the Company provided $154,000 for its anticipated loan losses. During 1996, the Company, as in prior years, reevaluated the adequacy of its allowance for probable loan losses, giving special consideration to the changing components of its loan portfolio and the increased level of risk associated with its increasing non single-family mortgage loan portfolio. As a result of this review, and after giving consideration to the Company s write-off history and an analysis of the Company s allowance for losses as compared with industry and peer averages, among other things, it was determined that a reduction in the total year-to-date 1996 provision of $60,000 was necessary to adjust the allowance for loan losses balance to an amount considered adequate to provide for losses.

Non-interest Income.

Non-interest income for the quarter ended September 30, 1996 reflected an increase of $85,000, or 71.1%, to $206,000 from 1995 third quarter non-interest income of $121,000. The third quarter 1996 increase was primarily attributable to an August 1996 non-recurring sale of single family loans on which the Company recognized a $155,000 gain, coupled with a $29,000 increase in loan fees and servicing charges. These increases were partially offset by the recognition of an $88,000 loss on disposition of foreclosed real estate in 1996 and by a decrease in other non-interest income of $24,000 from $29,000 in 1995 to $5,000 in 1996.

Non-interest Expense.

Non-interest expenses increased $1.3 million to $2.3 million for the third quarter of 1996 compared to $1.0 for the comparable period in 1995. This increase primarily resulted from the Company s third quarter 1996 recognition of the one-time SAIF premium assessment of $1.1 million (included with other non-interest insurance expenses) and an increase in expenses relating to aggregate employee compensation of $118,000 (from $514,000 during the third quarter of 1995 to $632,000 in the comparable 1996 period). Contributing to the increase in employee compensation were third quarter 1996 compensation expense charges aggregating $65,000 related to the Company s amortization of its deferred MRDP expense, which expense was not incurred in 1995, and overall salary rate increases experienced in 1996.

Other classifications of non-interest expenses increased an aggregate of $109,000 in the third quarter of 1996 when compared to the same period in 1995 due primarily to general cost increases incurred in 1996 over those experienced in 1995.

Income Taxes

Income tax expense for the three months ended September 30, 1996 reflected a benefit of $156,000 related to the Company s pretax operating loss of $231,000 for the third quarter of 1996, the deductibility for income tax purposes of the Company s charitable contribution of appreciated property in accordance with applicable provisions of the Internal Revenue Code, and the differing income tax treatment afforded certain of the Company s transactions with and dividend payments to its ESOP and MRDP during the third quarter of 1996.

                   COMPARISON OF OPERATING RESULTS FOR THE
                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

General

The Company's net income for the nine months ended September 30, 1996 was $346,000 compared with $1.4 million for the nine months ended September 30, 1995. The 1996 decrease of $1.1 million was primarily attributable to increases in 1996 non-interest expenses of $2.6 million and a decrease in non-interest income of $31,000, and was partially offset by increased net interest income after provision for loan losses of $656,000 and a decrease in income taxes of $889,000.

Net Interest Income

Net interest income for the nine-month period ended September 30, 1996 was $5.6 million, representing a $741,000 or 15.2% increase from the nine-month
period ended September 30, 1995.   The improvement in net interest income was
due primarily to a $17.3 million increase in interest-earning assets coupled with a $4.0 million increase in the 1996 excess average interest-earning assets over interest-bearing liabilities, which increases were partially offset by an 18 basis point reduction in the 1996 interest rate spread (3.69%)
from that obtained in the first three quarters of 1995 (3.87%).   The
increases in 1996 interest-earning assets and excess average interest-earning assets over interest-bearing liabilities were due primarily to the 1995 timing of the Company s receipt and investment of the net cash proceeds of its initial public stock offering.

Interest Income

Interest income for the nine months ended September 30, 1996 was $11.2 million compared with $10.0 million for the nine months ended September 30, 1995, representing an increase of $1.2 million or 11.9%. The increase was primarily attributable to an increase of $17.3 million, or 11.1%, in average interest-earning assets in the first three quarters of 1996 to $172.7 million over those in the comparable period of 1995 of $155.4 million. This increase was primarily attributable to the timing of the April 1995 infusion of $17.9 million capital into the Company as a result of the Company s completion of its initial public stock offering and management s ongoing efforts to expand and diversify the Company s lending activities. Additional funding of the increase in average interest earning assets was provided by a $13.3 million increase in average interest-bearing liabilities. The average yield on interest-earning assets remained relatively constant, reflecting a modest increase from 8.62% for the nine months ended September 30, 1995 to 8.68% for the nine months ended September 30, 1996.

Interest on loans receivable increased $1.4 million to $10.5 million during the nine months ended September 30, 1996 as compared to the same period in 1995. The increase was primarily attributable to an increase of $19.3 million in average loan balances in the first three quarters of 1996 ($158.0 million) from the comparable period in 1995 ($138.7 million). The increase in average loan balances was comprised of a $28.6 million increase in the average balances of non-mortgage loans from $43.0 million in 1995 to $71.6 million in 1996, offset by a $9.3 million decrease in average mortgage loan balances from $95.7 million in 1995 to $86.4 million in 1996. Additionally, the average yield on total loans increased from 8.82% in the first three quarters of 1995 to 8.89% during the first three quarters of 1996.

Interest on mortgage-related securities decreased by $65,000 from $218,000 during the nine months ended September 30, 1995 to $153,000 during the same period in 1996. The effect on interest income of the average balance of mortgage-related securities decreasing by $827,000 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 was enhanced by a decrease in 1996 average yields from such securities from 8.54% in the first three quarters of 1995 to 7.91% in the first three quarters of 1996.

Income from the investment securities portfolio decreased by $54,000 from $376,000 during the nine months ended September 30, 1995 to $322,000 during the same period in 1996 as the result of a $1.2 million decrease in the average size of the portfolio in the nine months ended September 30, 1996 ($7.4 million) compared to the nine months ended September 30, 1995 ($8.6 million). The average yield on investment securities remained relatively constant between the periods, reflecting a decrease of one basis point from 5.80% in the first three quarters of 1995 to 5.79% in the first three quarters of 1996.

Other interest income is comprised of earnings on short-term FHLB certificates of deposit and the overnight account at the FHLB of Atlanta, FHLB dividends, and earnings on money market funds. The $48,000 decrease in other interest income in the first three quarters of 1996 to $226,000 when compared to the first three quarters of 1995 other interest income of $274,000 is due primarily to a decrease in average yields from 7.78% during the first three quarters of 1995 to 6.44% during the first three quarters of 1996.

Interest Expense

Interest expense for the nine months ended September 30, 1996 was $5.6 million compared with $4.9 million for the nine months ended September 30, 1995, representing an increase of $741,000 or 15.2%.

Interest on deposits rose $583,000 or 14.3% from $4.1 million in the first three quarters 1995 to $4.7 million in the first three quarters 1996. The increase was attributable to an increase of 28 basis points in the interest cost on average deposit balances from 4.55% in the first three quarters of 1995 to 4.83% in the first three quarters of 1996, and a $9.0 million increase in average deposits in the first three quarters of 1996 ($128.8 million) as compared to the first three quarters of 1995 ($119.8 million).

The 1996 increase in average interest cost was due to higher prevailing local market interest rates between the two periods coupled with a change in the composition of the deposit balances. The average balance in passbook accounts during the first three quarters of 1995 ($25.8 million) was $6.0 million, or 23.2% greater than the comparable 1996 period ($19.8 million) due primarily to the Company s 1995 receipt of subscriptions in connection with its initial pubic stock offering, which subscriptions were maintained in passbook accounts. In both 1995 and 1996, passbook accounts carried interest rates of 2.75%. The first three quarters 1996 decrease in passbook accounts was more than offset by a $14.2 million increase in the average balance of certificates of deposit from $82.2 million in the first three quarters of 1995 to $96.4 million in the first three quarters of 1996. The increase in certificate of deposit balances was due primarily to the Company raising the rates paid on its certificates in relation to local market rates being offered by other financial institutions in order to attract additional deposits. Certificates of deposit carried interest costs of 5.44% and 5.57% during the first nine months of 1995 and 1996, respectively.

Other interest expense is comprised of FHLB of Atlanta and other local borrowings and increased by $158,000 to $947,000 when compared with the 1995 nine-month total of $789,000 due to an increase in average borrowings of $4.3 million during the nine months ended September 30, 1996 ($21.3 million) from 1995 average levels of $17.0 million. The increase caused by higher average advance balances was lessened by decreased interest rates on borrowed funds of 26 basis points, from 6.18% in 1995 to 5.92% in 1996 as a consequence of the adjustable rate nature of the majority of the FHLB of Atlanta borrowings.

Provision for Loan Losses.

Provisions for loan losses are charged to earnings to bring the total allowance to a level considered adequate by management to provide for losses based on prior loss experience, volume and type of lending conducted by the Company, industry standards and past due loans in the Company s portfolio. Management also considers general economic conditions and other factors relating to the collectibility of the Company s loan portfolio.

For the first three quarters of fiscal year 1995, the Company provided $413,000 for its anticipated loan losses. During 1996, the Company, as in prior years, reevaluated the adequacy of its allowance for probable loan losses, giving special consideration to the changing components of its loan portfolio and the increased level of risk associated with its increasing non single-family mortgage loan portfolio. As a result of this review, and after giving consideration to the Company s write-off history and an analysis of the Company s allowance for losses as compared with industry and peer averages, among other things, it was determined that a total provision of $210,000 for the nine months ended September 30, 1996 was necessary to provide an adequate allowance for possible loan losses. These provisions were made based on management s analysis of the various factors which affect the loan portfolio and management s desire to hold the allowance at a level considered adequate to provide for losses.

Non-interest Income.

Non-interest income decreased by $31,000 in the first three quarters of 1996 to $285,000 as compared to $316,000 reported in the comparable period of 1995. This decrease was primarily attributable to 1996 losses recognized on the of sale foreclosed real estate of $289,000, net of $14,000 in gains on foreclosed real estate, as compared to $15,000 in gains recognized during the first three quarters of 1995. This 1996 decrease was enhanced by a $36,000 decrease in other non-interest income but was largely offset by 1996 increases in loan fees and service charges ($75,000) and gains from loan sales ($220,000), including a $155,000 gain recognized on an August 1996 non-recurring sale of $9.7 million of single family loans.

Non-interest Expense.

Non-interest expenses increased $2.6 million to $5.4 million for the first three quarters of 1996 compared to $2.8 million for the comparable period in 1995. This increase primarily resulted from an increase in expenses relating to aggregate employee compensation of $1.1 million (from $1.5 million during the first three quarters of 1995 to $2.6 million in the comparable 1996 period) and from an increase of $1.1 million in insurance expenses from $358,000 during the first three quarters of 1995 to $1.4 million during the comparable 1996 period.

The significant increase in employee compensation was caused by the 1996 recognition of $930,000 in ESOP related compensation expense necessitated when the ESOP significantly reduced its debt to Bancshares (primarily through use of dividends received), thereby committing for release a substantial portion of the collateralized ESOP shares and the corresponding recognition of employee compensation expense for the fair market value of shares committed for release, net of the amounts representing dividends paid on allocated shares. Additionally contributing to the increase in employee compensation were the 1996 compensation expense charges aggregating $108,000 related to the Company s amortization of its deferred MRDP expense, which expense was not incurred in 1995, and overall salary rate increases experienced in 1996.

The increase in 1996 insurance expense over 1995 amounts was attributable to a one-time SAIF premium assessment of $1.1 million which amount was recorded by the Company in the third quarter of 1996.

Other classifications of non-interest expenses increased an aggregate of $396,000 in the first three quarters of 1996 when compared to the same period in 1995 due primarily to the 1996 incurrance of $54,000 in current period expenses on the Company s largest foreclosed asset (which property was sold in 1996), certain general overhead expenses being incurred in 1996 related to the Company s public company status, which expenses were not incurred to the same degree in 1995, and general cost increases incurred in 1996 over those experienced in 1995.

Income Taxes

Income tax expense for the nine months ended September 30, 1996 reflected a benefit of $75,000 related to the Company s year-to-date pretax income of $271,000. The income tax benefit arose based upon the deductibility for income tax purposes of the Company s charitable contribution of appreciated property (in accordance with applicable provisions of the Internal Revenue
Code), and due to the differing income tax treatment afforded certain of the Company s transactions with and dividend payments to its ESOP and MRDP during 1996.

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

None.

ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FIRST SOUTHERN BANCSHARES, INC.



Date  November 5, 1996                   /s/ Charles L. Frederick, Jr.
                                         -----------------------------
                                         Mr. Charles L. Frederick, Jr.
                                         President and Chief Executive Officer





Date  November 5, 1996                   /s/ Thomas N. Ward
                                         -------------------
                                         Mr. Thomas N. Ward
                                         Executive Vice President and
                                         Chief Operating Officer