Form 10KSB40
period 1996-12-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 1997-03-28
CIK 934302

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                      FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number:  0-25478

                          FIRST SOUTHERN BANCSHARES, INC.
------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

          Delaware                                             63-1133624
----------------------------------                          -----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

102 South Court Street, Florence, Alabama                         35630
-----------------------------------------                   -----------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (205) 764-7131
                                                            -----------------
Securities registered pursuant to Section 12(b) of the Act:        None
                                                            -----------------

Securities registered pursuant to Section 12(g) of the Act:
       Common Stock, par value $0.01 per share
     --------------------------------------------
                 (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X    NO
                                        -----     ------
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.   X
                                -----
The aggregate market value of the outstanding voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on The Nasdaq National Market under the symbol "FSTH" on March 14, 1997, was $19,908,278 (1,531,406 shares at $13.00 per share). It is assumed for purposes of this calculation that the issuer's executive officers, directors and 5% stockholders are affiliates.

The issuer's revenues for the fiscal year ended December 31, 1996 were $15,515,000.

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996 ("Annual Report). (Parts I and II)
2. Portions of Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement"). (Parts III and IV)

Transitional Small Business Disclosure Format   Yes        No   X
                                                    -----     -----

                                   PART I

Item 1.  Description of Business
--------------------------------

General

           First Southern Bancshares, Inc. ("Company"), a Delaware corporation, was organized on November 22, 1994 for the purpose of becoming the holding company for First Federal Savings and Loan Association of Florence ("Association") upon the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock savings and loan association ("Stock Conversion") and then to an Alabama chartered commercial bank ("Bank Conversion"). The Stock Conversion was consummated on April 13, 1995 through the issuance and sale by the Company of 2,049,875 shares of common stock, $0.01 par value, at $10.00 per share to depositors of the Association and the Association's employee stock ownership plan. The Bank Conversion was consummated on June 10, 1995, with the Association changing its name to "First Southern Bank" ("Bank"). At December 31, 1996, the Company had total assets of $184.5 million, total deposits of $132.8 million and stockholders' equity of $ 21.0 million. The Company has not engaged in any significant activity other than holding all of the outstanding capital stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

           The Company is a bank holding company regulated by the Federal Reserve Board ("FRB"). The Bank's primary regulator is the Superintendent of Banks of the State of Alabama ("Superintendent"). The Bank's deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Company ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System. The executive offices of the Company and the Bank are both located at 102 South Court Street, Florence, Alabama 35630 and their telephone number is (205) 764-7131.

           The Bank conducts its business through five office facilities located in Lauderdale and Colbert Counties in northwestern Alabama, which the Bank considers as its primary market area. See "-- Properties." The two largest industries in this area are Reynolds Aluminum Co. and the Tennessee Valley Authority. The University of North Alabama and the Eliza Coffee Memorial Hospital are located in Florence, Alabama, and both have a significant economic impact on the Bank's primary market area. The textile industry has become an increasingly significant segment of the local economy, with many small textile businesses located in the Bank's primary market area, including Tee Jays Manufacturing Co., Inc. and Tennessee River, Inc., each employing in excess of 1,000 people. The Bank faces strong competition for the attraction of savings deposits and the origination of loans in its primary market area. See "-- Competition."

           Historically, the Bank has been primarily engaged in the origination of mortgage loans for the purchase and re-finance of one- to four-family owner-occupied residences. Since 1993, however, management has significantly increased the Bank's portfolio of commercial loans, construction loans, consumer loans, and multi-family residential real estate loans, principally in the Bank's primary market area, as part of its commercial banking strategy. Such lending is generally considered to involve greater credit risks than one- to four-family mortgage lending. Collectively, such loans amounted to $96.6 million, or 60.5% of the Bank's net loans receivable at December 31, 1996. Nonperforming (i.e. loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) multi-family, construction, commercial real estate, commercial business loans, and consumer loans as a group amounted to $933,000 at December 31, 1996. See "-- Lending Activities -- Multi-Family Loans," "-- Commercial Real Estate and Commercial Business Loans" and "-- Nonperforming Assets and Delinquencies."

Selected Financial Condition, Operating and Other Data and Key Operating
Ratios

           This information is incorporated by reference to pages 3 and 4 of the Annual Report.

Average Balance Sheets

           This information is incorporated by reference to page 5 of the Annual Report.

Rate/Volume Analysis

           This information is incorporated by reference to page 6 of the Annual Report.

Interest Rate Sensitivity Analysis

           This information is incorporated by reference to page 7 of the Annual Report.

Lending Activities

           General. Historically, the Bank has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase or refinancing of one- to four-family residential real estate located primarily within its primary market area. Since 1993, in an effort to diversify its loan portfolio and originate loans more responsive to changes in interest rates, the Bank has expanded significantly its originations of multi-family residential real estate, commercial real estate, commercial business, consumer loans and construction loans.

   Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio as of the dates indicated.

                                            At December 31,
                      -------------------------------------------------------
                             1994              1995               1996
                      ----------------   ----------------   -----------------
                      Amount   Percent   Amount   Percent   Amount   Percent
                      ------   -------   ------   -------   ------   -------
                                      (Dollars in thousands)
Mortgage loans:
 One- to four-
  family
  residential(1)    $ 75,028    57.29%  $ 72,407   47.60%  $ 66,863   41.86%
 Multi-family
  residential .        9,481     7.24     12,036    7.91     13,045    8.17
 Commercial . .       18,740    14.31     28,928   19.02     33,434   20.93
  Total non-        --------   ------   --------  ------   --------  ------
   construction
   mortgage
   loans. . . .      103,249    78.84    113,371   74.53    113,342   70.96
                    --------   ------   --------  ------   --------  ------
Construction loans:
 One- to four-
  family
  residential .        4,609     3.51      3,820    2.51      4,970    3.12
 Multi-family
  residential .        3,438     2.63        589    0.39        327    0.20
 Commercial . .          --       --       1,908    1.25        --      --
                    --------   ------   --------  ------   --------  ------
  Total construction
   loans. . . .        8,047     6.14      6,317    4.15      5,297    3.32
                    --------   ------   --------  ------   --------  ------
Total mortgage
 loans. . . . .      111,296    84.98    119,688   78.68    118,639   74.28
                    --------   ------   --------  ------   --------  ------
Commercial business
 loans. . . . .       10,659     8.14     20,987   13.80     27,157   17.00
                    --------   ------   --------  ------   --------  ------
Consumer loans:
 Home equity and
  second mortgage
  loans . . . .        7,199     5.50      9,188    6.04      9,023    5.65
 Automobile loans      1,017     0.78      1,463    0.96      2,455    1.54
 Savings loans.          524     0.40        440    0.29        599    0.38
 Other. . . . .        3,967     3.03      4,395    2.89      5,624    3.52
                    --------   ------   --------  ------   --------  ------
Total consumer
 loans. . . . .       12,707     9.71     15,486   10.18     17,701   11.09
                    --------   ------   --------  ------   --------  ------
Total loans . .      134,662   102.83    156,161  102.66    163,497  102.37
                    --------   ------   --------  ------   --------  ------
Less:
 Undisbursed
  loans in
  process . . .        2,266     1.73      2,271    1.49      1,928    1.21
 Unamortized
  loan
  origination
  fees, net
  of direct
  costs . . . .          336     0.26        276    0.18        192    0.12
 Allowance for
  possible loan
  losses. . . .        1,100     0.84      1,509    0.99      1,659    1.04
                    --------   ------   --------  ------   --------  ------
   Net loans
    receivable.     $130,960   100.00%  $152,105  100.00%  $159,718  100.00%
                    ========   ======   ========  ======   ========  ======
_______________
(1)  Includes loans held for sale.

           The following table sets forth the amount of fixed-rate and adjustable-rate loans included in the Bank's total loan portfolio at the dates indicated.

                                              At December 31,
                                  ------------------------------------------
                                        1995                    1996
                                  -----------------       ------------------
                                  Amount    Percent       Amount     Percent
                                  ------    -------       ------     -------
                                           (Dollars in thousands)

Fixed-rate. . . . . . . . .      $ 75,951    48.64%      $ 77,072     47.14%
Adjustable-rate . . . . . .        80,210    51.36         86,425     52.86
                                 --------   ------       --------    ------
     Total. . . . . . . . .      $156,161   100.00%      $163,497    100.00%
                                 ========   ======       ========    ======

           The Bank requires title insurance insuring the status of its lien on all of the real estate secured loans and also requires that the fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

           The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraisal value or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios of greater than 80%. The maximum loan-to-value ratio for construction-permanent loans is also 80% of the appraised value or cost, whichever is less. The Bank requires private mortgage insurance for loan-to-value ratios in excess of 80%.

           The maximum financing on refinance loans is limited to 80% of the appraised value and such loans require private mortgage insurance above 80% loan-to-value, or 80% loan to appraised value if a portion of the funds advanced by the Bank will be used for purposes other than paying off the existing mortgage debt.

           One- to Four-Family Residential Loans. At December 31, 1996, $66.9 million, or 41.9% of the Bank's net loans receivable consisted of loans secured by one- to four-family residential real estate. A substantial portion of this amount consisted of adjustable rate mortgage ("ARM") loans.

           Nonperforming (i.e. loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) one- to four-family residential loans increased from $360,000, or 0.50% of one- to four-family residential loans at December 31, 1995 to $508,000, or 0.76% of one- to four-family residential loans at December 31, 1996.

           The Bank presently originates both fixed-rate mortgage loans and ARM loans secured by single-family properties with terms of 15 to 30 years, with an emphasis on ARM loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. Loans to purchase one- to four-family residences accounted for $23.1 million, $15.8 million and $17.8 million, or 55.1%, 45.3% and 45.6% of total mortgage loan originations, for the years ended December 31, 1994, 1995 and 1996, respectively.

           The Bank currently offers ARM loans with initial rates determined by the Bank based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The Bank originates ARM loans that adjust annually with a maximum upward adjustment of 2% per year and a 6% maximum adjustment over the life of the loan. Many of the ARM loans have interest rate adjustment floors that do not permit the rate to be adjusted below a certain rate. ARM loans are tied either to the one-year U.S. Treasury Bill Index or the Cost of Funds Index. At December 31, 1996, the initial interest rate on the Bank's ARM loans ranged from 6.00% to
9.50% per annum.   The Bank does not originate negative amortization loans.
The Bank originated $8.3 million of one- to four-family ARM loans for the year ended December 31, 1996.

           The Bank underwrites ARM loans based on the borrower's ability to repay the loan assuming a rate of 2.0% higher than the initial rate on the ARM loans and that such rate will remain constant during the loan term. As a result, the potential for a substantial increase in interest payments on ARMs decreases the likelihood of delinquencies and defaults.

           While single-family residential real estate loans are normally originated with 15- and 30-year terms and the Bank permits its ARM loans to be assumed by qualified borrowers, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Bank's loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

           The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in the interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, the ARM loans originated by the Bank generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting). These loans are subject to increased risks of default or delinquency because of this. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

           The Bank also originates conventional fixed-rate mortgage loans on one- to four-family residential properties and is a direct endorsed lender for Federal Home Administration ("FHA") and Veterans Administration ("VA") loans. All FHA and VA loans are currently originated through the Muscle Shoals branch office. The Bank originated $9.5 million of fixed-rate one-to four-family mortgage loans for the year ended December 31, 1996. Substantially all FHA and VA loans were originated for sale. See "-- Loan Originations, Sales and Purchases."

           Multi-Family Loans. At December 31, 1996, $13.0 million, or 8.2% of the Bank's net loans receivable consisted of loans secured by multi-family properties. Multi-family loans are comprised primarily of loans secured by income producing properties such as apartments with five to 50 units. Multi-family real estate loans are generally made in amounts between $300,000 and $700,000, are originated at 80% of the appraised value of the property or selling price, whichever, is less, and are generally originated for ten- to 25-year terms.

           Multi-family lending is generally viewed as exposing the lender to a greater risk of loss than one- to four-family residential lending. Such loans typically involve higher loan principal amounts and loan repayment is largely dependent on sufficient income generated by the project to cover operating expenses and loan repayments. Market values may vary as a result of economic events or governmental regulations outside of the control of the borrower or lender, such as rent control laws, which impact the future cash flows of the affected properties. Corresponding to the greater lending risk is a generally higher interest rate applicable to multi-family lending. The Bank generally requires that the security property generate positive cash flow after debt service and other expenses. The Bank's underwriting criteria includes an evaluation of the borrower's reputation, the amount of borrower's equity in the project, sales and leasing information, and cash flow projections. At December 31, 1996, the Bank had no nonperforming (i.e. loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) multi-family residential loans.

           At December 31, 1996, the three largest multi-family loans were a $2.0 million loan secured by an apartment building in Sheffield, Alabama, a $1.5 million loan secured by an apartment building complex in Muscle Shoals, Alabama, and a $1.2 million loan secured by an apartment building in Florence, Alabama. All three loans were current at December 31, 1996.

           Construction Loans. At December 31, 1996, the Bank had $5.3 million of construction loans, or 3.2% of net loans receivable. The Bank originates residential construction mortgage loans to residential owner-occupants (custom construction loans) and to local contractors building residential properties for resale, as well as construction loans for multi-family residential properties and land development on properties located within its primary market area. Construction loans to owner-occupants generally have a term of six months and then are converted to permanent loans. The construction loans to builders generally are in amounts below $200,000 and are made with a six month term. The Bank's construction loans bear interest rates which adjust with the U.S. Treasury Index. Approximately $11.4 million, or 27.1%, and $5.0 million, or 14.4% of the mortgage loans originated by the Bank for the years ended December 31, 1994 and 1995, respectively, were construction loans as compared to $6.5 million, or 16.5% for the year ended December 31, 1996.

           Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be compelled to advance additional funds to complete the development. If the borrower is unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan, the loan may become nonperforming. Furthermore, if the estimate of value proves to be inaccurate, the Bank may be confronted with, at or prior to the maturity of the loan, a project with a value which is insufficient to assure full repayment. The ability of the developer or builder to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing and availability of comparable properties, and economic conditions.

           The Bank's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers evidence of the availability of permanent financing for the borrower, the reputation of the borrower, the amount of the borrower's equity in the project, the independent appraisal and review of cost estimates, the pre-construction sale and leasing information, and the cash flow projections of the borrower. In addition, most of the construction loans granted by the Bank are secured by property in the Bank's local market area.

           At December 31, 1996, the largest construction loan was a $670,000 loan, secured by multi-family real estate in Sheffield, Alabama. This loan was current at December 31, 1996. At December 31, 1996, nonperforming (i.e. loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) construction loans were comprised solely of the Company's second largest construction loan. The loan had a balance of $327,000 and was secured by a single multi-family construction project in Muscle Shoals, Alabama.

           Consumer Loans. Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than the long-term, fixed-rate mortgage loans. The Bank's consumer loans consist of loans secured by automobiles, boats and recreational vehicles, mortgages on residences and savings accounts, and unsecured loans for any personal or household purposes. At December 31, 1996, consumer loans totalled $17.7 million, or 11.1% of net loans receivable. The Bank has not actively marketed its consumer loans and the majority of such loans originated by the Bank have been made to its existing customers. The Bank, however, subject to market conditions, intends to actively market consumer loans beyond its existing customer base to prospective borrowers within its primary market area.

           The Bank offers closed-end, fixed-rate home equity and second mortgage loans that are made on the security of residences. Loans normally do not exceed 89% of the appraised value of the residence, less the outstanding principal of the first mortgage and have terms of up to 15 years requiring monthly payments of principal and interest. At December 31, 1996, total outstanding home equity and second mortgage loans amounted to $9.0 million, or 5.7% of net loans receivable.

           The Bank makes savings account loans for up to 97% of the depositor's savings account balance. The interest rate is normally 2% above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. Savings account loans are payable in monthly payments of principal and interest or in a single payment. At December 31, 1996, total loans on savings accounts amounted to $599,000, or 0.4% of net loans receivable.

           Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

           At December 31, 1996, $78,000, or 0.4% of the Bank's consumer loan portfolio was 90 days or more past due.

           Commercial Real Estate Loans. During the 1980s, the Bank expanded its origination of loans secured by commercial real estate located primarily within the Bank's market area, and to a lesser extent outside of Alabama. Commercial real estate loans are generally secured by small commercial properties such as doctor's offices and strip shopping centers. Commercial real estate loans are written for terms of five, ten or 20 years with interest rates tied to the comparable U.S. Treasury Constant Maturity Index or prime rates. Since the size of commercial real estate loans creates greater potential for loss, the Bank attempts to apply conservative underwriting standards to this type of lending. The Bank primarily limits such lending to properties located in its primary market area and to borrower's who are well known to the Bank. The Bank generally requires annual financial statements from its commercial real estate borrowers and personal guarantees if the borrower is a corporation. Commercial real estate lending generally involves greater risk than residential mortgage lending. The risks associated with the commercial real estate lending as similar to those associated with multi-family real estate lending. See "-- Multi-Family Loans."

           At December 31, 1996, loans secured by commercial real estate totalled $33.4 million, or 20.9% of net loans receivable. A substantial portion of such commercial real estate loans are secured by properties located in the Bank's primary market area.

           At December 31, 1996, the three largest commercial real estate loans were a $1.9 million loan secured by five furniture stores in Northern Alabama, a $1.8 million loan secured by restaurants in Florence and Decatur, Alabama, and a $1.8 million loan secured by a Country Club and golf course located in Muscle Shoals, Alabama. All three loans were current at December 31, 1996.

           At December 31, 1996, nonperforming (i.e. loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) commercial real estate loans totalled $489,000, compared to $1.0 million at December 31, 1995. See " -- Nonperforming Assets and Delinquencies."

           Commercial Business Loans. At December 31, 1996, the commercial business loan portfolio totalled approximately $27.2 million, or 17.0% of net loans receivable. Commercial business loans generally include equipment loans with terms ranging up to seven years and working capital lines of credit secured by inventory and accounts receivable. Commercial business loans are generally made in amounts up to $100,000. Unsecured lines of credit are made for up to $300,000. Working capital lines of credit are generally renewable and made for a one-year term without a requirement that the borrower extinguish any outstanding balance for a particular time period during the year. Interest rates on commercial business loans are generally indexed to the prime rate. As with commercial real estate loans, the Bank generally requires annual financial statements from its commercial business borrowers and personal guarantees if the borrower is a corporation.

           At December 31, 1996, the three largest commercial business loans had outstanding balances of $765,000, $590,000 and $536,000, were collateralized by non-real estate business assets, and were all current.

           Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

           At December 31, 1996, nonperforming (i.e. loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) commercial business loans aggregated $39,000, or less than 0.15% of total commercial business loans.

Loan Maturity

           The following table sets forth scheduled contractual amortization of loans and mortgage-backed securities at December 31, 1996 and the dollar amount of such securities and loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year. All loans held for sale are also reported as due within one year.

                                         At December 31, 1996
                        ------------------------------------------------------
                                                Commercial          Mortgage
                        Mortgage    Consumer    Business    Total   Backed
                        Loans       Loans       Loans       Loans   Securities
                        --------    --------    ----------  -----   ----------
                                          (In thousands)

Amounts due:
 Within one year(1).    $ 19,765    $ 7,224     $ 18,565   $ 45,554  $  501
 After one year
  through three
  years. . . . . . .      11,922      4,997        3,234     20,153     382
 After three years
  through five
  years. . . . . . .      20,640      4,944        3,325     28,909     370
 After five years. .      66,312        536        2,033     68,881     634
                        --------    -------     --------  --------   ------
  Total. . . . . . .    $118,639    $17,701     $27,157   $163,497   $1,887
                        ========    =======     =======   ========   ======

Interest rate terms on
 amounts due after one
 year:
  Fixed. . . . . . .    $ 40,971    $10,184     $ 6,201   $ 57,356   $1,234
  Adjustable . . . .      57,903        293       2,391     60,587      152
_____________
(1)  Includes loans held for sale.

           Loan Solicitation and Processing. Loan applicants come through direct solicitation by Bank personnel and referrals by realtors and builders. All types of loans may be originated in the Bank's main office and in the Rogersville and Muscle Shoals branch offices. The Killen and Mall branch offices do not provide loan origination services. All loans are serviced from the main office in Florence. Applications for fixed-rate and adjustable-rate mortgages on one- to four-family properties are underwritten and closed based on Federal Home Loan Mortgage Corporation ("FHLMC") standards, and other loan applications are underwritten and closed based on the Bank's own guidelines. Residential mortgage loans are required to have title insurance, as well as fire and extended coverage insurance. All mortgage loans require fire and extended coverage on appurtenant structures.

           Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral is undertaken by a fee appraiser approved by the Bank and licensed or certified by the State of Alabama.

           Residential loans up to $300,000 may be approved by the President, the Senior Lending Officer, or Senior Mortgage Lending Officer, or the Senior Consumer Loan Officer, or the Senior Commercial Non-Real Estate Officer with any two approving. Secured consumer and real estate commercial loans up to $200,000 and $300,000, respectively, may also be approved by the President, the Senior Lending Officer, or Senior Mortgage Lending Officer, or the Senior Consumer Loan Officer, or the Senior Commercial Non-Real Estate Officer with any two approving. Loans over $300,000 for one- to four-family residential units; $400,000 for multi-family units; and $400,000 for commercial units must be approved by the Bank's Loan/Investment Committee, which has the authority to approve loans in the amount of $600,000 or less. Loans in excess of $600,000 must be approved by the Bank's Board of Directors.

           Loan applicants are promptly notified of the decision of the Bank. Interest rates are subject to change if the approved loan is not closed within the time of the commitment.

           Loan Originations, Sales and Purchases. The Bank originates fixed and adjustable rate residential mortgage loans that meet or exceed the applicable underwriting requirements of the FHLMC. The Bank generally sells all FHA and VA loans on a servicing released basis. During the year ended December 31, 1996, the Bank sold $16.9 million of loans, including $10.0 million of loans sold with servicing rights retained, resulting in net gains on sale of $268,000. The total of loans serviced for others as of December 31, 1996 was approximately $17.0 million.

           During the year ended December 31, 1996, the Bank's total mortgage loan originations was $39.1 million, of which 58% was subject to periodic interest rate adjustments and 42% was long-term, fixed-rate loans.

           The Bank purchases loan participation interests periodically. During the years ended December 31, 1995 and 1996, the Bank did not purchase any loan participations. At December 31, 1996, the outstanding balance of purchased participation interests was approximately $5.2 million and was secured by various commercial real estate, one- to four-family residential and multi-family properties located in Alabama and Tennessee. Although participation interests aggregating $720,000 were not current as of December 31, 1996 due to lag in payment receipts, no participation interests were classified as non-preforming at that date.

The following table sets forth total mortgage loans originated, purchased, sold and repaid during the years indicated.

                                                 Year Ended December 31,
                                               ---------------------------
                                               1994        1995      1996
                                               ----        ----      ----
                                                     (In thousands)

Total mortgage loans at beginning
 of period . . . . . . . . . . . . .        $ 96,325    $111,296   $119,688

Loans originated:
 Single-family residential . . . . .          23,106      15,790     17,820
 Multi-family residential and
  commercial real estate . . . . . .           7,448      14,044     14,821
 Construction loans. . . . . . . . .          11,371       5,014      6,454
                                            --------    --------   --------
   Total loans originated. . . . . .          41,925      34,848     39,095
                                            --------    --------   --------
Loans purchased:
 Single-family residential . . . . .            --          --         --
 Other . . . . . . . . . . . . . . .           1,024        --         --
                                            --------    --------   --------
   Total loans purchased . . . . . .           1,024        --         --
                                            --------    --------   --------
     Total loans originated and
      purchased. . . . . . . . . . .          42,949      34,848     39,095
                                            --------    --------   --------
Loans sold:
 Total whole loans sold. . . . . . .           4,525       6,397     16,897
 Other . . . . . . . . . . . . . . .           1,814       2,204       --
                                            --------    --------   --------
 Total loans sold. . . . . . . . . .           6,339       8,601     16,897

Mortgage loan principal repayments .          25,505      17,729     22,319

Other (increase) decrease(1) . . . .          (3,866)        126        928
                                            --------    --------   --------
 Total net loan decreases. . . . . .          27,978      26,456     40,144
                                            --------    --------   --------
Net loan activity. . . . . . . . . .          14,971       8,392     (1,049)
                                            --------    --------   --------
Total gross mortgage loans at
 end of period . . . . . . . . . . .        $111,296    $119,688   $118,639
                                            ========    ========   ========
_________________________
(1) Consists primarily of loan reclassifications from "commercial business" to "commercial real estate" in 1994.

           Loan Commitments. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from application. A fee of 1% is charged for each loan commitment. At December 31, 1996, the Bank had $2.3 million of outstanding net loan commitments and $7.5 million of unused portions on commercial business lines of credit, and $606,000 of outstanding letters of credit. See Note 17 to Notes to Consolidated Financial Statements.

           Loan Origination and Other Fees. The Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Bank varies, though the range generally is between 1 and 2 points.
Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $192,000 of net deferred mortgage loan fees at December 31, 1996.

           Nonperforming Assets and Delinquencies. When a mortgage loan borrower fails to make a required payment when due, the Bank institutes collection procedures. The first notice is mailed to the borrower 15 days after the payment due date with a late fee assessed the borrower and, if necessary, a second written notice follows after 30 days. After 45 days of the payment due date, the Bank mails a letter to the borrower. Attempts to contact the borrower by telephone generally begin approximately 60 days after the payment due date. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. If management determines on the 90th day of delinquency that all remedies to cure the delinquency have been exhausted, management classifies the loan nonaccrual and records the impairment, if any, through the allowance for losses.

           If the borrower cannot be reached and does not respond to collection efforts, a personal collection visit or property inspection is made. The physical condition and occupancy status of the property is determined before recommending further servicing action. Such inspection normally takes place before the 90th day of delinquency.

           When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, the Bank institutes collection procedures. The first notice is mailed to the borrower 30 days following the payment due date. If necessary, a letter is mailed the following month. The customer is contacted by telephone to ascertain the nature of the delinquency and is then notified in writing that counseling is available for eligible borrowers.

           In most cases, delinquencies are cured promptly; however, if, by the 60th day following the grace period of delinquency no progress has been made, a written notice is mailed informing the borrowers of their right to cure the delinquency within 90 days and of the Bank's intent to begin legal action if the delinquency is not corrected. Depending on the type of property held as collateral, the Bank either obtains a judgment in small claims court or takes action to repossess the collateral.

           The Bank's Board of Directors is informed monthly as to the status of all mortgage and consumer loans delinquent 90 days or more, of all loans in foreclosure and of all foreclosed and repossessed property owned by the Bank.

           The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15. At December 31, 1996, the Bank had no impaired loans within the meaning of SFAS No. 114.

                                                At December 31,
                                    ----------------------------------------
                                    1992     1993     1994     1995     1996
                                    ----     ----     ----     ----     ----
                                              (Dollars in thousands)
Loans accounted for on
 a nonaccrual basis:
  Real estate -
   One- to four-family. . . . .   $   --    $   --   $  --    $   36   $  --
   Commercial . . . . . . . . .       --        --      --       270      --
  Commercial business . . . . .       --        10      --        50      --
  Consumer. . . . . . . . . . .       --        26      --        --       18
                                  --------  ------   -------  -------  ------
      Total . . . . . . . . . .       --        36      --        356      18
                                  --------  ------   -------  -------  ------
Accruing loans which were
 contractually past due
 90 days or more:
  Real estate -
   One- to four-family. . . . .       87        --     258        324     508
   Commercial . . . . . . . . .       --        --      --        770     489
   Construction . . . . . . . .       --        --      --         --     327
  Commercial business . . . . .       --        --      19          3      39
  Consumer. . . . . . . . . . .       39        --      16         33      60
                                  ------    ------   -----    -------  ------
       Total. . . . . . . . . .      126        --     293      1,130   1,423
                                  ------    ------   -----    -------  ------
  Total of nonaccrual and
   90 days past due loans . . .      126        36     293      1,486   1,441

Real estate owned . . . . . . .      989       954   1,073      1,098     198
                                  ------    ------   -----    -------  ------
  Total nonperforming assets. .  $ 1,115   $   990  $1,366     $2,584  $1,639

Total loans delinquent 90 days
  or more to net loans. . . . .     0.11%     0.03%   0.22%      0.98%   0.90%

Total loans delinquent 90 days
  or more to total assets . . .     0.09%     0.02%   0.19%      0.82%   0.78%

Total nonperforming assets
  to total assets . . . . . . .     0.78%     0.68%   0.90%      1.43%   0.89%

           Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned (foreclosed real estate) until it is sold. When property is acquired it is recorded at fair value at the time of foreclosure, less estimated costs of disposal. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value.

           At December 31, 1996, the Bank had $198,000 of real estate owned, which consisted of $140,000 in one- to four-family dwellings and $58,000 of nonresidential land.

           Asset Classification. In connection with examinations of insured institutions, State of Alabama Banking Department and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Special mention assets, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. If an asset or portion thereof is classified loss, the insured institution records a loss for the full amount of the portion of the asset classified loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital.

           The Bank's senior officers meet monthly to review all classified assets, to approve action plans developed to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves.

           At December 31, 1996, the Bank's classified assets totalled approximately $1.6 million which included classified loans and other real estate owned of $1.4 million and $198,000, respectively, for which no specific allowances were provided by the Bank. At and for the years ended December 31, 1995 and 1996, the aggregate amounts of the Bank's classified assets, and of the Bank's general and specific loss allowances and charge-offs for the periods then ended, were as follows:

                                    At or For the Year
                                    Ended December 31,
                                    ------------------
                                    1995         1996
                                    ----         ----
                                      (In thousands)

Classified assets:
Loss. . . . . . . . . . . . .     $   --       $   --
Doubtful. . . . . . . . . . .        356          490
Substandard assets. . . . . .      2,228        1,149
Special mention . . . . . . .         --           --

Other information:
General loss allowances . . .      1,509        1,659
Specific loss allowances. . .         --           --
Net charge-offs . . . . . . .        156          120

           At December 31, 1996, doubtful assets consisted primarily of commercial real estate loans and substandard assets consisted primarily of one-to four-family residential and construction loans.

           Subsequent to year end, $3.0 million of loans to the borrower with the largest aggregate amount of loans to one borrower were classified substandard.

           Allowance for Loan Losses. The Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and unpaid, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

           In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income.

           The general valuation allowance is maintained to cover yet unidentified losses in the loan portfolio. Management reviews the adequacy of the allowance at least quarterly based on its knowledge of the portfolio including current asset classifications, the Bank's write-off history, economic conditions affecting the real estate markets and industry standards.

           Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation.

           A provision for losses is charged against income periodically to maintain the allowances. The provisions for losses charged against income for the years ended December 31, 1994, 1995 and 1996, were $327,000, $565,000 and
$270,000, respectively. At December 31, 1996, the Bank had allowances for loan losses of $1.7 million which represented 1.04% of net loans receivable.

           Management believes that the amount maintained in the allowances will be adequate to absorb losses in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

           Charge-offs occur when loans with specific reserves are foreclosed. The specific reserve, along with any additional amounts necessary to reduce the carrying value to fair market value, net of estimated selling costs, is charged-off. The foreclosed asset is thereafter carried at the lower of the asset's newly established net fair value or its net realizable value. When the asset is sold, any excess/(deficiency) over the carrying value is reflected on the books as a gain/(loss) on the sale of real estate owned.

           The Bank's market area is heavily concentrated in Lauderdale and Colbert counties. Real estate values have been stable to slightly increasing over the past three years. There can be no assurance as to the future performance of real estate markets, including those in which the Bank primarily operates. A downturn in the Alabama real estate markets could have a material adverse effect on the Bank's operations. For example, depressed real estate values may result in increases in nonperforming assets, hamper disposition of such nonperforming assets and result in losses upon such disposition.

           While the Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

           The following table sets forth an analysis of the Bank's gross allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss actually realized has been charged or credited to current income.

                                          Year Ended December 31,
                               ----------------------------------------------
                               1992      1993       1994      1995     1996
                               ----      ----       ----      ----     ----
                                             (Dollars in thousands)

Allowance at beginning
 of period . . . . . . .      $ 284     $ 800     $  801     $1,100   $1,509
Provision for loan
 losses. . . . . . . . .        592        54        327        565      270
Recoveries:                   -----     -----     ------     ------   ------
 Residential real
  estate . . . . . . . .         --        --         --         --       20
 Consumer. . . . . . . .         --        25          6         41       70
                              -----     -----     ------     ------   ------
   Total recoveries. . .         --        25          6         41       90
                              -----     -----     ------     ------   ------
Charge-offs:
 Residential real estate        (65)      (11)        --         (4)     (13)
 Commercial real estate.         --        --         --         --      (25)
 Commercial/consumer
  other. . . . . . . . .        (11)      (67)       (34)      (193)    (172)
                              -----     -----     ------     ------   ------
   Total charge-offs . .        (76)      (78)       (34)      (197)    (210)
                              -----     -----     ------     ------   ------
   Net charge-offs . . .        (76)      (53)       (28)      (156)    (120)
                              -----     -----     ------     ------   ------
    Balance at end of
     period. . . . . . . .    $ 800     $ 801     $1,100     $1,509   $1,659
                              =====     =====     ======     ======   ======
Ratio of allowance to net
 loans outstanding at the
 end of the period . . . .     0.72%     0.67%      0.84%      0.99%    1.04%

Ratio of net charge-offs
 to average loans
 outstanding during
 the period. . . . . . . .     0.07%     0.05%      0.02%      0.11%    0.08%

          The following table sets forth the Bank's allowance for loan losses by loan category at the dates indicated.

                                                    At December 31,
              ----------------------------------------------------------------------------------------------
                   1992                 1993                 1994               1995              1996
              ----------------    -----------------    -----------------   ----------------   --------------
                      As a %               As a %             As a %             As a %             As a %
                      of Out-              of Out-            of Out-            of Out-            of Out-
                      standing             standing           standing           standing           standing
                      Loans in             Loans in           Loans in           Loans in           Loans in
              Amount  Category    Amount   Category   Amount  Category   Amount  Category   Amount  Category
              ------  --------    ------   --------   ------  --------   ------  --------   ------  --------
                                           (Dollars in thousands)
Real estate
 -- mortgage:
 Residential    $207    .28%      $204       .25%     $  299     .35%    $  331     .39%    $  261     0.33%
 Other. . .      147    .66        163      1.11         334    1.25        441    1.25        167     0.43
Consumer and
 commercial
 business .      209   1.18        333      1.26         467    2.00        729    2.00        580     1.29
Unallocated      237     --        101        --          --                  8                651
                ----              ----                ------             ------             ------
 Total
  allowance
  for loan
  losses. .     $800              $801                $1,100             $1,509             $1,659
                ====              ====                ======             ======             ======

                                                         17

Investment Activities

           The Bank has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds.

           The Bank is required under Alabama law to maintain at all times a reserve (comprised of cash) based upon average daily deposits of the Bank. At December 31, 1996, the Bank's qualifying reserves of $1.0 million exceeded to required reserve of $267,000. The balance of the Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short-term maturities. Management intends to hold securities with short-term maturities in the Bank's investment portfolio in order to enable the Bank to provide liquidity and to match more closely the interest-rate sensitivities of its assets and liabilities.

           The Investment/Loan Committee, comprised of the two outside directors, determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. Investments are made following certain considerations, which include the Bank's liquidity position and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits, anticipated loan amortization and repayments, and amortization of mortgage-backed securities). Further, the effect that the proposed investment would have on the Bank's "gap" position, credit and interest rate risk, and risk-based capital is given consideration during the evaluation. The interest rate, yield, settlement date and maturity are also reviewed.

           At December 31, 1996, the Company's investment securities portfolio totalled approximately $10.9 million at fair value ($11.0 million at amortized cost) and, consisted of certificates of deposit at FHLB of Atlanta and U.S. Treasury and agency securities.

           The Company also invests in mortgage-backed securities. At December 31, 1996, the mortgage-backed securities portfolio had an amortized cost of approximately $1.9 million and as market value of $2.0 million, with maturities ranging from over one to over ten years. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

           The following table sets forth the cost and market values of the  investment securities portfolio at the dates indicated.

                                                           At December 31,
                      -------------------------------------------------------------------------------------
                                  1994                       1995                         1996
                      ---------------------------  --------------------------   ---------------------------
                                         Percent                     Percent                      Percent
                      Amortized  Market    of      Amortized  Market    of      Amortized  Market    of
                      Cost(1)    Value  Portfolio  Cost(1)    Value  Portfolio  Cost(1)    Value  Portfolio
                      ---------  -----  ---------  ---------  ------ ---------  ---------  ------ ---------
                                                       (Dollars in thousands)

Certificates
 of deposit. . .     $   --     $   --        --%  $   --    $   --       --%  $ 5,000   $ 5,000   45.41%
U.S. Government
 and agency
 obligations . .      7,539      7,199    100.00    8,840     8,792   100.00     6,012     5,948   54.59
                     ------     ------    ------   ------    ------   ------   -------   -------  ------
Total. . . . . .     $7,539     $7,199    100.00%  $8,840    $8,792   100.00%  $11,012   $10,948  100.00%
                     ======     ======    ======   ======    ======   ======   =======   =======  ======
----------------
(1)    Percentage of portfolio value computed based upon carrying value of securities.  Prior to January 1,
       1994, securities were recorded at amortized cost.  In 1994 the Company adopted the provisions of SFAS
       No. 115 under which the Company has classified 100% of its investment securities as "available for sale," which securities were therefore recorded at market value.

       The following table sets forth the maturities and weighted average yields of the investment securities portfolio at December 31, 1996.

                                                                                  Weighted
                                                                   Carrying       Average
                                                                    Value         Yield
Certificates of deposit:                                           --------       --------
 Due in one year or less. . . . . . . . . . . . . . . . . .        $ 5,000          5.60%
U.S. Government and agency obligations:
 Due in one year or less. . . . . . . . . . . . . . . . . .            998          5.64
 Due after one year through five years. . . . . . . . . . .          4,950          5.86
                                                                   -------          ----
                                                                   $10,948          5.72%
                                                                   =======          ====
                                                      19

           The following table sets forth the cost and market values of the mortgage-backed securities portfolio at the dates indicated.
                                                           At December 31,
                      -------------------------------------------------------------------------------------
                                  1994                       1995                         1996
                      ---------------------------  --------------------------   ---------------------------
                                         Percent                     Percent                      Percent
                      Amortized  Market    of      Amortized  Market    of      Amortized  Market    of
                      Cost(1)    Value  Portfolio  Cost(1)    Value  Portfolio  Cost(1)    Value  Portfolio
                      ---------  -----  ---------  ---------  ------ ---------  ---------  ------ ---------
                                                       (Dollars in thousands)

Federal National
 Mortgage
 Association
 certificates(2)     $  861     $  849     25.81%  $  662    $  670    21.16%  $   256   $   264   13.57%
Government National
 Mortgage
 Association
 certificates(2)      1,261      1,270     37.80    1,033     1,097    33.03       818       855   43.35
FHLMC
 certificates(2)      1,214      1,162     36.39    1,009     1,062    32.26       813       836   43.08
FHLMC
 certificate(3)          --         --        --      424       431    13.55        --        --      --
                     ------     ------    ------   ------    ------   ------    ------    ------  ------
    Total. . . .     $3,336     $3,281    100.00%  $3,128    $3,260   100.00%   $1,887    $1,955  100.00%
                     ======     ======    ======   ======    ======   ======    ======    ======  ======
-------------------
(1)        Percentage of portfolio value computed based upon amortized cost of mortgage-backed securities.
(2)        Classified as "held to maturity" at December 31, 1994, 1995 and 1996.
(3)        Classified as "available for sale" at December 31, 1995.

           The following table sets forth the maturities and weighted average yields of the mortgage-backed securities portfolio at December 31, 1996.

                                                                                  Weighted
                                                                   Amortized      Average
                                                                     Cost          Yield
                                                                   ---------      --------
Due in one year or less . . . . . . . . . . . . . . . . . .        $    --            --%
Due after one year through five years . . . . . . . . . . .            435          7.90
Due after five years through ten years. . . . . . . . . . .            533          8.45
Due after ten years . . . . . . . . . . . . . . . . . . . .            919          8.41
                                                                    ------          ----
                                                                    $1,887          8.30%
                                                                    ======          ====

                                                      20

Deposit Activities and Other Sources of Funds

           General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

           Deposit Accounts. Deposits are attracted from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, regular savings accounts, statement savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank generally reviews its deposit mix and pricing weekly.

           In the unlikely event the Bank is liquidated depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, as stockholder of the Bank. Substantially all of the Bank's depositors are residents of the State of Alabama.

             The following table sets forth information concerning time deposits and other interest-bearing and non-interest-bearing deposits at December 31, 1996.

Weighted
Average                                                             Percentage
Interest                                         Minimum            of Total
 Rate    Term         Category                   Amount    Balance  Deposits
-------- ----         --------                   ------    -------  --------
                                                   (In thousands)

0.00%    None       Non-interest-bearing demand  $  100    $  4,189    3.15%
2.50     None       NOW                             500      10,744    8.09
3.00     None       Money market demand             500       2,908    2.19
2.75     None       Passbook                        100      17,839   13.43
2.875    None       Statement savings               100       1,486    1.12

                    Certificates of deposit
                    -----------------------

4.00     91 days    Fixed-term, fixed-rate        1,000         173    0.13
5.01     182 days   Fixed-term, fixed-rate        1,000      15,786   11.89
5.36     1 year     Fixed-term, fixed-rate        1,000      17,639   13.28
5.50     15 months  Fixed-term, fixed-rate        1,000         103    0.08
5.31     18 months  Fixed-term, fixed-rate        1,000       1,920    1.45
6.04     2 years    Fixed-term, fixed-rate        1,000       7,503    5.65
5.70     30 months  Fixed-term, fixed-rate        1,000       4,106    3.09
5.88     3 years    Fixed-term, fixed-rate        1,000       2,992    2.25
5.84     4 years    Fixed-term, fixed-rate        1,000       2,059    1.55
5.68     5 years    Fixed-term, fixed-rate        1,000       5,007    3.77
7.75     6 years    Fixed-term, fixed-rate        1,000          92    0.07
8.00     8 years    Fixed-term, fixed-rate        1,000         422    0.32
5.17     1 year     Fixed-term, fixed-rate -      1,000       1,672    1.26
                     individual retirement
                     account ("IRA")
5.24     18 months  Fixed-term, fixed-rate -      1,000       6,336    4.77
                     IRA
5.15     13 months  Fixed-term, fixed-rate        1,000       3,812    2.87
5.97     14 months  Fixed-term, fixed-rate        1,000      22,319   16.81
5.28     24 months  Fixed-term, variable-rate    20,000       3,693    2.78
                                                           --------  ------
                                                           $132,800  100.00%

             The following table indicates the amount of certificates of deposit and other time deposits with balances of $100,000 or greater by time remaining until maturity as of December 31, 1996. Other deposits with balances of $100,000 or greater aggregated $1.4 million, and have been shown in the following table as having maturities of three months or less.

Maturity Period                                         Amount
---------------                                         ------
                                                    (In thousands)

Three months or less                                   $ 7,918
Three through twelve months                              5,270
Over twelve months                                       3,406
                                                       -------
     Total                                             $16,594
                                                       =======

Deposit Flow

           The following table sets forth the balances of the various types of deposit accounts offered by the Bank at the dates indicated.

                                                             At December 31,
                              -----------------------------------------------------------------------------
                                     1994                     1995                         1996
                              ----------------   ----------------------------   ---------------------------
                                       Percent            Percent                       Percent
                                         of                of      Increase               of     Increase
                              Amount   Total     Amount   Total    (Decrease)   Amount  Total    (Decrease)
                              ------   -------   ------   -------  ----------   ------  -------  ----------
                                                           (Dollars in thousands)
Non-certificate of deposit
 accounts(2):
 Non-interest-bearing(1).    $  1,618   1.34%   $  2,238     1.70%  $    620   $  4,189   3.15%  $  1,951
 NOW checking . . . . . .       9,600   7.96       9,738     7.38        138     10,744   8.09      1,006
 Regular savings
  accounts. . . . . . . .      25,692  21.31      19,627    14.88     (6,065)    17,839  13.44     (1,788)
 Money market deposit . .       3,482   2.89       2,988     2.27       (494)     2,908   2.19        (80)
 Statement savings. . . .          --     --         785     0.60        785      1,486   1.12        701
Certificates of deposit(3)(4):
 Variable rate certificates
  which mature:
  Within one year . . . .          --     --       3,514     2.66      3,514      3,693   2.78        179
  Within three years. . .       4,102   3.40       3,273     2.48       (829)        --   0.00     (3,273)
 Fixed-rate certificates
  which mature:
  Within one year . . . .      56,835  47.15      58,994    44.74      2,159     68,504  51.58      9,510
  Within three years. . .      14,682  12.18      27,854    21.12     13,172     23,351  17.58     (4,503)
  After three years . . .       4,544   3.77       2,856     2.17     (1,688)        86   0.07     (2,770)
                             -------- ------    --------   ------    -------   -------- ------   --------
     Total. . . . . . . .    $120,555 100.00%   $131,867   100.00%   $11,312   $132,800 100.00%  $    933
                             ======== ======    ========   ======    =======   ======== ======   ========
--------------------
(1)   Comprised solely of NOW checking accounts.
(2)   Includes accounts with balances of $100,000 and greater of $3.0 million, $2.4 million and $1.4 million at December 31, 1994, 1995 and 1996, respectively.
(3)   Includes certificates of deposit with balances of $100,000 and greater of $8.2 million, $12.8 million and $15.2 million at December 31, 1994, 1995 and 1996, respectively.
(4)   Includes IRA accounts of $9.1 million, $8.0 million and $8.0 million at December 31, 1994, 1995 and
      1996, respectively.


                                                   23

Time Deposits by Rates

    The following table sets forth time deposits classified by rates as of the dates indicated.

                                                    At December 31,
                                               ----------------------------
                                               1994         1995       1996
                                               ----         ----       ----
                                                      (In thousands)


2.00 - 3.00% . . . . . . . . . . . . .      $    98       $    --     $   601
3.01 - 4.00% . . . . . . . . . . . . .       20,294         1,593         173
4.01 - 5.00% . . . . . . . . . . . . .       26,667         3,782         227
5.01 - 6.00% . . . . . . . . . . . . .       27,058        59,022      67,572
6.01 - 7.00% . . . . . . . . . . . . .        2,317        29,616      25,040
7.01 - 8.00% . . . . . . . . . . . . .        3,187         2,371       2,021
8.01 - 9.00% . . . . . . . . . . . . .          542           107          --
                                            -------       -------     -------
  Total. . . . . . . . . . . . . . . .      $80,163       $96,491     $95,634
                                            =======       =======     =======

    The following table sets forth the amount and maturities of time deposits at December 31, 1996.

                                 Amount Due
              ---------------------------------------------------
                                                                     Percent
                                                                     of Total
              Less Than   1-2     2-3     3-4     After            Certificate
              One Year    Years   Years   Years   4 Years   Total    Accounts
              ---------   -----   -----   -----   -------   -----  -----------
                                  (Dollars in thousands)

2.00 - 3.00%   $   601   $    --  $   --   $  --   $   --   $    601    0.63%
3.01 - 4.00%       173        --      --      --       --        173    0.18
4.01 - 5.00%       227        --      --      --       --        227    0.24
5.01 - 6.00%    51,239    12,739   3,508      35       51     67,572   70.66
6.01 - 7.00%    19,018     5,388     634      --       --     25,040   26.18
7.01 - 8.00%       939       235     847      --       --      2,021    2.11
               -------   -------  ------   -----   ------    -------  ------
  Total . . .  $72,197   $18,362  $4,989   $  35   $   51    $95,634  100.00%
               =======   =======  ======   =====   ======    =======  ======

           The following table sets forth the deposit activities of the Bank for the periods indicated.

                                              Years Ended December 31,
                                          ----------------------------------
                                            1994         1995        1996
                                            ----         ----        ----
                                                      (In thousands)

Beginning balance . . . . . . . . . .     $125,225     $120,555     $131,867
                                          --------     --------     --------

Net increase (decrease)
 before interest credited . . . . . .       (8,456)       6,308       (3,896)

Interest credited . . . . . . . . . .        3,786        5,004        4,829


Net increase (decrease)
  in savings deposits . . . . . . . .       (4,670)      11,312          933
                                          --------     --------     --------
Ending balance. . . . . . . . . . . .     $120,555     $131,867     $132,800
                                          ========     ========     ========

           Borrowings. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank may rely upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has, from time to time, served as one of the Bank's primary borrowing sources. Advances from the FHLB of Atlanta are typically secured by the Bank's first mortgage loans and certain investment and mortgage-backed securities. At December 31, 1996, the Bank had $25.6 million of borrowings from the FHLB of Atlanta at a weighted average rate of 6.34%. Such borrowings have contractual maturities through 2009 and are secured by a blanket lien on $66.6 million of one- to four-family residential real estate loans and by certain investment and mortgage-backed securities having an aggregate carrying value of $4.1 million at December 31, 1996. See
Note 10 of Notes to Consolidated Financial Statements.

           The FHLB of Atlanta functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

           At December 31, 1996, the Bank also had a $5.0 million credit facility with another financial institution bearing interest at that institution's prime lending rate (8.25% at December 31, 1996), of which $4.0 million was outstanding. See Note 10 to Notes to Consolidated Financial Statements.

           The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and for the periods indicated:

                                                          At December 31,
                                                         -----------------
                                                         1995         1996
                                                         ----         ----

Weighted average rate paid on:

FHLB advances . . . . . . . . . . . . . . . . .          6.04%        6.34%
Other borrowings(1) . . . . . . . . . . . . . .            --         8.25


                                                   Year Ended December 31,
                                                 --------------------------
                                                   1994      1995      1996
                                                   ----      ----      ----
                                                   (Dollars in thousands)

Maximum amount of borrowings outstanding at any month end:

FHLB advances . . . . . . . . . . . . . . . . .  $17,622    $21,830   $25,619
Other borrowings(1) . . . . . . . . . . . . . .       --         --     4,000

Approximate average outstanding:

FHLB advances . . . . . . . . . . . . . . . . .   11,102     17,397    21,934
Other borrowings(1) . . . . . . . . . . . . . .       --         --       336

Approximate weighted average rate paid on:

FHLB advances . . . . . . . . . . . . . . . . .     5.62%      6.16%     5.92%
Other borrowings(1) . . . . . . . . . . . . . .       --         --      8.07
_________________
(1)  Credit facility from third party financial institution.

                                                  REGULATION

The Bank

           General. As an Alabama-chartered, federally insured commercial bank, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Superintendent and files periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of the State of Alabama, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

           Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and the Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

           State Regulation and Supervision. As a Alabama-chartered commercial bank, the Bank is subject to applicable provisions of Alabama law and the regulations of the Superintendent adopted thereunder. Alabama law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. The Bank is subject to periodic examination and reporting requirements by and of the Superintendent.

           Deposit Insurance. The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from .23% for well capitalized, financially sound institutions with only a few minor weaknesses to .31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The FDIC is authorized to raise assessment rates in certain circumstances. The Bank's assessments expensed for the year ended December 31, 1996, equaled $1.3 million, including the special one-time SAIF assessment discussed in the second following paragraph.

           The FDIC's current assessment schedule for SAIF deposit insurance provides that the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to add to their assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for FICO obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

           During the year ended December 31, 1996, legislation was passed requiring the Bank to pay a special one-time assessment to recapitalize the SAIF. The assessment was equal to approximately 65.7 basis points applied to the Bank's deposit balances as of March 31, 1995. The Bank's assessment was $1.1 million, pre-tax.

           The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the deposit insurance of the Bank.

           Prompt Corrective Action. Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

           Section 38 of the FDIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

           An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of
Section 38 of the FDIA, which sets forth various mandatory and discretionary restrictions on its operations.

           At December 31, 1996, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

           Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and
(vi) compensation, fees and benefits. The federal banking agencies recently adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. Under the final regulations, if the FDIC determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

           Capital Requirements. The FDIC's minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100 to 200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth. Based on the definitions contained in the FDIC's capital regulations, the Bank had a Tier 1 leverage capital ratio of 13.01% as of December 31, 1996.

           The FDIC's capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the FDIA unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

           FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. Since September 1995, the FDIC includes in its evaluation of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. However, no measurement framework for assessing the level of a bank's interest rate risk exposure has been codified. In the future, the FDIC will issue a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of a bank's measured interest rate risk exposure.

           The FDIC has adopted the Federal Financial Institutions Examination Council's recommendation regarding the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Specifically, the agencies determined that net unrealized holding gains or losses on available for sale debt and equity securities should not be included when calculating core and risk-based capital ratios.


           FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation.

           Activities and Investments of Insured State-Chartered Banks.
Section 24 of the FDIA, as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

           In addition, an insured state bank (i) that is located in a state which authorized as of September 30, 1991 investment in common or preferred stock listed on a national securities exchange ("listed stock") or shares of a registered investment company ("registered shares"), and (ii) which during the period beginning September 30, 1990 through November 26, 1991 ("measurement period") made or maintained investments in listed stocks and registered shares, may retain whatever shares that were lawfully acquired or held prior to December 19, 1991 and continue to acquire listed stock and registered shares, provided that the bank does not convert its charter to another form or undergo a change in control. In order to acquire or retain any listed stock or registered shares, however, the bank must file a one-time notice with the FDIC which meets specified requirements and which sets forth the bank's intention to acquire and retain stocks or shares, and the FDIC must determine that acquiring or retaining the listed stocks or registered shares will not pose a significant risk to the deposit insurance fund of which the bank is a member.

           FDIC regulations implementing Section 24 of the FDIA provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

           Loans-to-One-Borrower. Under Alabama law the aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, is generally 20% of the Bank's capital account (i.e., capital, surplus and undivided profits) provided that loans in excess of 10% of the capital account are fully secured. At December 31, 1996 the Bank's loans-to-one borrower limit was approximately $4.8 million. At December 31, 1996, the largest aggregate amount of loans by the Bank to any one borrower was approximately $3.0 million, which was comprised of 16 loans ($1.5 million in multi-family residential real estate loans, $400,000 in commercial real estate loans, $592,000 in one- to four-family residential real estate loans, and a $543,000 advance under a $835,000 line of credit, secured by commercial real estate), all of which were performing according to their terms.

           Federal Reserve System. In 1980, Congress enacted legislation which imposed Federal Reserve requirements (under "Regulation D") on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $47.7 million of transaction accounts, of which the first $4.3 million is exempt, and 10% on the remainder. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of December 31, 1996, the Bank met its reserve requirements.

           Affiliate Transactions. The Company and the Bank are separate and distinct legal entities. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company (an "affiliate"), generally limiting such transactions with the affiliate to 10% of the bank's capital and surplus and limiting all such transactions to 20% of the bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the bank as those prevailing at the time for transactions with unaffiliated companies.

           Federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

           Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The bank received an "outstanding" CRA rating as a result of its most recent evaluation.

           Dividends. Dividends from the Bank constitute the major source of funds for dividends which may be paid by the Company. The amount of dividends payable by the Bank to the Company depend upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Alabama law, the Bank is required to transfer to surplus each year at least 10% of its net earnings (and thus cannot declare or pay a dividend in excess of 90% of net earnings) until its surplus equals at least 20% of its capital. Furthermore, the Bank must obtain the approval of the Superintendent to declare dividends in any calendar year in excess of the total of its net earnings of that year combined with its retained net earnings of the preceding to years, less any required transfers to surplus.

           At the time of the consummation of the Stock Conversion, OTS regulations required the Association to establish a liquidation account for the benefit of eligible account holders of the Association. This liquidation account was assumed by the Bank at the time of the consummation of the Bank Conversion. The Bank may not declare or pay a cash dividend on any of its capital stock that would reduce the Bank's regulatory capital below the amount required for the liquidation account. See Note 21 of the Notes to Consolidated Financial Statements.

           Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

The Holding Company

           General. The Company, as the sole shareholder of the Bank, is a bank holding company registered as such with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA") and the regulations of the Federal Reserve. As a bank holding company, the Company is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

           Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or
(3) merging or consolidating with another bank holding company.

           Any direct or indirect acquisition by a bank holding company or its subsidiaries of more than 5% of the voting shares of, or substantially all of the assets of, any bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, may not be approved by the Federal Reserve unless the laws of the state in which the bank to be acquired is located specifically authorize such an acquisition. Most states have authorized interstate bank acquisitions by out-of-state bank holding companies on either a regional or a national basis, and most such statutes require the home state of the acquiring bank holding company to have enacted a reciprocal statute. Alabama law permits bank holding companies located in the states of Alabama,

                                     31
PAGE

Arkansas, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Texas, Virginia and West Virginia and the District of Columbia to acquire banks or bank holding companies located in Alabama subject to the requirements that the laws of the state in which the acquiring bank holding company is located permit bank holding companies located in Alabama to acquire banks or bank holding companies in the acquiror's state and that the Alabama bank sought to be acquired has been in existence for at least five years. Since September 30, 1995, federal law permits well capitalized and well managed bank holding companies to acquire control of an existing bank in any state.

           The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. The list of activities determined by regulation to be closely related to banking within the meaning of the BHCA includes, among other things: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

           Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve pursuant to FDICIA, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized" under the prompt corrective action regulations.

           Bank holding companies, except for certain "well-capitalized" bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption of it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

           Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. The Company's levels of consolidated regulatory capital at December 31, 1996 are as follows:

                                                   Amount     Percent
                                                   ------     -------
                                                 (Dollars in thousands)

Tier 1 Capital. . . . . . . . . . . . . . . .     $20,996       11.38%
Minimum Tier 1 (leverage)
  requirement . . . . . . . . . . . . . . . .       7,379        4.00
                                                  -------       -----
Excess. . . . . . . . . . . . . . . . . . . .     $13,617        7.38%
                                                  =======       =====

Risk-based capital. . . . . . . . . . . . . .     $22,655       16.07%
Minimum risk-based capital
  requirement . . . . . . . . . . . . . . . .      11,280        8.00
                                                  -------       -----
Excess. . . . . . . . . . . . . . . . . . . .     $11,375        8.07%
                                                  =======       =====

                                TAXATION

Federal Taxation

           General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting. The Company and the Bank are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank.

           Bad Debt Reserve. In years prior to the consummation of the Bank Conversion, the Association, as a qualified thrift meeting certain eligibility criteria prescribed in the Code, was able to determine its tax basis bad debt reserve using the percentage of taxable income method ("PTI Method") set forth in the Code. The Association's use of the PTI Method resulted in a significantly greater tax basis reserve for bad debts than that recognized for financial reporting purposes.

           Upon consummation of the Bank Conversion, the Bank became a "former thrift institution" and, as such, under provisions of the Code, is no longer eligible to maintain its tax basis bad debt reserve on the PTI Method. As a financial institution with total assets less than $500 million, the Bank is permitted to maintain its tax basis bad debt reserves on the experience method ("Experience Method"), which computes a tax basis bad debt reserve based upon a six-year weighted-average calculation of actual bad debts experienced by the Bank.

           Under applicable provisions of the Code, on a ratable basis over a six-year period commencing in 1995, the Bank must include in income the excess of the PTI Method bad debt reserve as of December 31, 1994 over its newly adopted Experience Method tax basis reserve determined as of December 31, 1994. See Note 11 of Notes to Consolidated Financial Statements.

           In the event that the Bank's assets ever exceed the $500 million threshold, the Bank would be required to recapture its newly adopted Experience Method tax basis bad debt reserve in increasing increments over a four-year period. Thereafter, the Bank would be required to use the direct or specific charge-off method applicable to large banks in calculating the Bank's tax bad debt deduction. Under the direct or specific charge-off method, the Bank

                                     33
PAGE
would be entitled to a bad debt deduction only in the taxable year in which a specific debt become worthless or is shown to be recoverable only in part.

           The Bank Conversion occurred prior to the enactment of the Small Business Job Protection act of 1996 which repealed the PTI method but did not require recapture of pre-1988 bad debt reserves.

           Distributions. To the extent that the Bank makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserves.

           The amount of additional taxable income created from and Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.See "REGULATION" and "DIVIDEND POLICY" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

           Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. Under President Clinton's 1998 budget proposal, the corporate environmental income tax would be reinstated for taxable years beginning after December 31, 1996 and before January 1, 2008.

           Dividends-Received Deduction and Other Matters. The Holding Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Holding Company and the Bank will not file a consolidated tax return, except that if the Holding Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

           Audits. The Company's and the Bank's federal income tax returns have not been audited within the past five years.

State Taxation

           Alabama Taxation. The State of Alabama imposes a 6% excise tax on the Bank's earnings. The Alabama Department of Revenue has conducted one audit of the Bank's financial institutions excise tax returns during the last five years resulting in minor adjustments which increased the Bank's tax liability by less than $8,000.

           Delaware. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Competition

           The Bank faces strong competition in the attraction of savings deposits (its primary source of lendable funds) and in the origination of real estate and consumer loans. Its most direct competition for savings deposits and loans has historically come from other thrift institutions and from commercial banks located in its primary market area in Lauderdale and Colbert counties of the State of Alabama. Based upon total assets at December 31, 1996, the Bank was ranked as the 20th largest FDIC-insured financial institution in Alabama, out of approximately 183 FDIC-insured institutions located throughout the state.

           The Bank competes for loans primarily through the interest rates and loan fees it charges, and the prompt, efficient, and quality service it provides to its borrowers, real estate brokers, and home builders. In the past 20 years, the Bank has developed a successful commercial real estate and multi-family loan operation. Primary competition for loans are from other thrift institutions, commercial banks, mortgage banking companies, insurance companies, and credit unions.

Personnel

           As of December 31, 1996, the Bank had 58 full-time and 11 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

Executive Officers

           The executive officers of the Company, each of whom holds the same positions with the Bank, are:

Name                                        Position
----                                        --------

Charles L. Frederick, Jr.                   President, Chief Executive Officer
                                            and Director

William E. Batson                           Chairman of the Board

Thomas N. Ward                              Executive Vice President/Chief
                                            Operating Officer and Director

           The principal occupation of each executive officer of the Bank is set forth below. Unless otherwise noted, all officers have held the position described below for at least the past five years.

           Charles L. Frederick, Jr. has been employed with the Bank since 1965 and has served as President and Chief Executive Officer since 1988.

           William E. Batson is a self-employed public accountant.

           Thomas N. Ward has been employed by the Bank since 1977 serving in various capacities and has served as Executive Vice President/Chief Operating Officer since 1991.

Item 2.  Properties
-------------------

           The following table sets forth certain information regarding the Bank's offices as of December 31, 1996. The net book value of the Bank's investment in office, properties and equipment totalled $3.5 million at December 31, 1996. See Note 6 of Notes to the Consolidated Financial Statements.
                                     Building    Land     Building
                            Year     Owned/      Owned/    Square
Location           County   Opened   Leased      Leased    Footage   Deposits
--------           ------   ------   --------    ------    -------   --------
                                                                       (In
                                                                    thousands)
Main Office

102 South Court
 Street          Lauderdale  1935     Owned      Owned     45,000    $86,151
Florence, Alabama
 35630

Branch Offices

U.S. Highway 72
 E.              Lauderdale  1977     Owned      Owned      1,890     11,129
Killen, Alabama
 35645

U.S. Highway 72
 E.              Lauderdale  1977     Owned      Owned      1,890     12,538
Rogersville,
 Alabama 35652

2727 Mall Drive  Lauderdale  1979     Owned      Owned      1,216     19,272
Florence, Alabama
 35630

1027 Avalon
 Avenue          Colbert     1990     Owned      Owned      3,500      3,710
Muscle Shoals,
 Alabama 35661

Item 3.  Legal Proceedings
--------------------------

           Periodically, there have been various claims and lawsuits involving the Bank, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
----------------------------------------------------------------------------
           Matters
           -------

           The information contained in the section captioned "Market for First Southern Bancshares, Inc.'s Common Stock and Related Stockholder Matters" in the Annual Report is incorporated herein by reference.

Item 6.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
           Results of Operation
           --------------------

           The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

           Independent Auditors' Report*
           Consolidated Statements of Financial Condition, December 31, 1995
             and 1996*
           Consolidated Statements of Income For the Years Ended December 31, 1994, 1995 and 1996*
           Consolidated Statements of Changes in Shareholders' Equity For the
             Years Ended December 31, 1994, 1995 and 1996*
           Consolidated Statements of Cash Flows For the Years Ended December 31, 1994, 1995 and 1996*
           Notes to Consolidated Financial Statements*
           ____________
           * Contained in the Annual Report to Stockholders filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

           No disagreement with the Company's independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

                                             PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
------------------------------------------------------------------------
           Compliance with Section 16(a) of the Exchange Act
           -------------------------------------------------

           The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference. For information concerning the executive officers of the Bank, see "Item I -- Business -- Executive Officers." The information contained under the section captioned "Compliance With Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

           The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

           (a)        Security Ownership of Certain Beneficial Owners

                      Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

           (b)        Security Ownership of Management

                      Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- Election of Directors" of the Proxy Statement.

           (c)        Changes in Control

                      The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

           The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Transactions."

                                   PART IV

Item 13.  Exhibits, List Reports on Form 8-K
--------------------------------------------

          (a)         Exhibits

                      (3a)      Certificate of Incorporation of the Company*
                      (3b)      Bylaws of the Company*
                      (10a)     1996 Stock Option Plan of the Company**
                      (10b)     1996 Management Recognition and Development
                                 Plan of the Company**
                      (10c)     Employment Agreement with Charles L.
                                 Frederick, Jr.***
                      (10d)     Employment Agreement with Thomas N. Ward***
                      (13)      Annual Report to Stockholders
                      (21)      Subsidiaries of the Registrant
                      _________________
                      * Incorporated by reference to the Company's Registration Statement on Form S-1, as subsequently amended.
                      ** Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.
                      *** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

          (b)         Report on Form 8-K

                      No Forms 8-K were filed during the quarter ended December 31, 1996.

                               SIGNATURES

          Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST SOUTHERN BANCSHARES, INC.


Date:  March 17, 1997                  By: /s/ Charles L. Frederick, Jr.
                                          ------------------------------
                                          Charles L. Frederick, Jr.
                                          President, Chief Executive Officer
                                          and Director
                                          (Duly Authorized Representative)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ Charles L. Frederick, Jr.                     March 17, 1997
   ------------------------------------
    Charles L. Frederick, Jr.
    President, Chief Executive Officer
    and Director (Principal Executive
    Officer and Principal Financial Officer)

By:/s/ Thomas N. Ward                                March 17, 1997
   ------------------------------------
    Thomas N. Ward
    Executive Vice President and Chief
    Operating Officer
    (Principal Accounting Officer)

By:/s/ William E. Batson                             March 17, 1997
   ------------------------------------
    William E. Batson
    Chairman of the Board

By:/s/ James E. Bishop                               March 18, 1997
   ------------------------------------
    James E. Bishop
    Director

By:/s/ Milka S. Duke                                 March 17, 1997
   ------------------------------------
    Milka S. Duke
    Director

By:/s/ Gary A. Gamble                                March 17, 1997
   ------------------------------------
    Gary A. Gamble
    Director

By:/s/ J. Acker Rogers                               March 17, 1997
   ------------------------------------
    J. Acker Rogers
    Director

By:/s/ Kenneth A. Williams                           March 17, 1997
   ------------------------------------
    Kenneth A. Williams
    Director

                                 Exhibit 13

                       Annual Report to Stockholders

                        TABLE OF CONTENTS
                                                                         Page
Business of the Company                                                   1
President's message                                                       2
Tables:
  I  Selected consolidated financial condition, operating and other data  3
 II  Key operating ratios                                                 4
III  Weighted average yields earned and rates paid                        5
 IV  Effects of changing rates and volume on net interest income          6
  V  Interest rate sensitivity                                            7

Management's discussion and analysis of financial condition and
  results of operations                                                  8-16
Independent auditors' report on consolidated financial statements        17
Consolidated financial statements                                       18-22
Notes to consolidated financial statements                              23-44
Common stock information                                                 45
Directors and officers                                                   46
Company information                                                      47
Notice of annual meeting of stockholders                                 47
10-KSB information                                                       47
______________________________________________________________________________

                            BUSINESS OF THE COMPANY

First Southern Bancshares, Inc. ("Bancshares"), a Delaware corporation, is the holding company for First Southern Bank (the "Bank"), formerly First Federal Savings and Loan Association of Florence ("Association"). Bancshares is a registered bank holding company regulated by the Federal Reserve Board and is not engaged in any other business activity other than holding all of the outstanding common stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank, or where applicable, the Association. All references to the "Company" include Bancshares and the Bank, or where applicable, the Association.

On April 13, 1995, Bancshares became the holding company for the Association upon its conversion from a federal mutual savings and loan association to a federal stock savings and loan association. Effective June 10, 1995, the Association converted to an Alabama-chartered commercial bank and changed its name to "First Southern Bank."

The Bank is regulated by the Superintendent of Banks of the State of Alabama. Its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Bank is a community-oriented financial institution that serves individuals and businesses located in Lauderdale and Colbert Counties, and the surrounding counties located in Northwest Alabama, its primary market area. The Bank's primary business consists of attracting deposits from the general public to originate residential mortgage loans, commercial real estate loans, multi-family mortgage loans, and consumer loans.

                             PRESIDENT'S MESSAGE
To Our Stockholders:

On behalf of the Board of Directors, Officers and Employees of First Southern Bancshares, Inc. and its wholly-owned subsidiary, First Southern Bank, I am pleased to present our Annual Report for fiscal year ended December 31, 1996.

We continue to focus on a sound strategy that encompasses profitability and the enhancement of shareholder value. As of December 31, 1996 total capital was 11.4% of assets. Total assets amounted to $184,484,000 at December 31, 1996 compared to $180,855,000 at December 31, 1995, an increase of 2.0%.

Our 1996 operating results were significantly affected by payment of special dividends of $3.40 per share and $2.00 per share during the year. These special dividend payments resulted in recognition of $1,116,000 in additional compensation and benefit charges related to our ESOP. In addition, we were required to pay a one-time SAIF Special Assessment of $1,093,000. After absorbing these exceptional items during 1996, our net income was $538,000.

Our goal will continue to be to provide affordable financial services to citizens of Lauderdale and Colbert counties and surrounding communities. With the continued effort of our dedicated Board of Directors and loyal staff, we remain confident in the future of our organization.


Sincerely,

/s/ Charles L. Frederick, Jr.

Charles L. Frederick, Jr.
President/CEO

TABLE I - SELECTED CONSOLIDATED FINANCIAL CONDITION, OPERATING AND OTHER DATA

The following tables set forth certain information concerning the consolidated financial condition, operating results and certain other related data of the Company at the dates and for the periods indicated.

                                                 At December 31,
                                                 (In Thousands)
Financial condition data            1992     1993     1994     1995     1996
                                   ------   ------   ------   ------   ------
Total assets                     $142,252 $144,624 $151,473 $180,855 $184,484
Loans receivable, net             111,539  119,837  130,960  152,105  159,718
Cash and cash equivalents           5,054    4,251    2,726    8,971    4,220
Investment securities              12,951    9,197    7,199    8,792   10,948

Mortgage-backed securities          6,725    5,195    3,336    3,135    1,887
Deposits                          130,964  125,225  120,555  131,867  132,800
Advances from Federal Home
  Loan Bank                         1,450    7,363   17,622   16,770   25,619
Other notes payable                    -        -        -        -     4,000
Total stockholders' equity          9,661   11,640   12,457   31,495   21,042
Non performing assets               1,115      990    1,366    2,584    1,639
Allowance for loan losses             800      801    1,100    1,509    1,659

                                      (In thousands, except per share amounts)
                                    1992     1993     1994     1995     1996
                                   ------   ------   ------   ------   ------
Operating date
Interest income                  $ 11,832 $ 10,989 $ 11,045 $ 13,768 $ 15,089
Interest expense                    6,854    5,167    5,036    6,690    7,537
                                 -------- -------- -------- -------- --------
Net interest income                 4,978    5,822    6,009    7,078    7,552
Provision for loan losses             592       54      327      565      270
Net interest income after        -------- -------- -------- -------- --------
 provision for loan losses          4,386    5,768    5,682    6,513    7,282
Noninterest income                    736      596      388      432      426
Noninterest expense                 3,095    3,232    3,526    3,921    7,194
                                 -------- -------- -------- -------- --------
Income before income taxes          2,027    3,132    2,544    3,024      514
Income tax expense                    776    1,041    1,624    1,069      (24)
                                 -------- -------- -------- -------- --------
Net income                       $  1,251 $  2,091 $    920 $  1,955 $    538
                                 ======== ======== ======== ======== ========
 Earnings per common share            N/A      N/A      N/A      N/A  $   0.28
                                 ======== ======== ======== ========  ========
Cash dividends per share:
 Regular dividends                    N/A      N/A      N/A $  0.225  $  0.500
 Special return of capital
  dividends                           N/A      N/A      N/A $    -    $  5.400
                                 -------- -------- -------- --------  --------
Total cash dividends                  N/A      N/A      N/A $  0.225  $  5.900
                                 ======== ======== ======== ========  ========

                                    1992     1993     1994     1995     1996
                                   ------   ------   ------   ------   ------
Other data
  Real estate loans                 2,387    2,152    2,148    2,137    1,975
  Deposit accounts                 13,555   12,789   12,774   12,741   12,584
  Number of branch offices              6        5        5        5        5

TABLE II - KEY OPERATING RATIOS

The table below sets forth certain performance, asset quality and capital ratios of the Company at or for the periods indicated.

                                         1992    1993    1994    1995    1996
Performance ratios                      ------  ------  ------  ------  ------
Return on average assets (net income
  divided by average assets)             0.87%   1.48%   0.63%   1.17%   0.29%

Return on average stockholders'
 equity (net income divided by
 average equity)                        13.43%  19.05%   7.24%   7.42%   2.04%

Dividend payout ratio (dividends
 declared per share divided by net
 income per share):
  Regular dividends (1)                   N/A     N/A     N/A     N/A  176.04%
  Special dividends                         -       -       -       - 1901.28%

Interest rate spread (difference
 between average yield on interest-
 earning assets and average cost of
 interest-bearing liabilities)           3.57%   4.24%   4.18%   3.83%   3.75%

Net interest margin (net interest income
 as a percentage of average interest-
 earning assets)                         3.68%   4.36%   4.37%   4.45%   4.37%

Non-interest expense to average assets   2.16%   2.28%   2.42%   2.34%   3.94%

Average interest-earning assets to
 interest bearing liabilities          102.10% 103.40% 105.27% 114.95% 114.26%


Asset quality ratios

Allowance for loan losses to net
  loans at end of period                 0.72%   0.67%   0.84%   0.99%   1.04%

Net charge offs to average
  outstanding loans during
  the period                             0.07%   0.05%   0.02%   0.11%   0.08%

Ratio of nonperforming assets
  to total assets                        0.78%   0.68%   0.90%   1.43%   0.89%

Capital ratios

Average stockholders' equity to
 average assets                          6.51%   7.74%   8.71%  15.71%  14.47%
_______________________
(1) The Company had no stockholders until completion of its initial public stock offering on April 13, 1995. See, however, Note 22 to consolidated financial statements.

TABLE III - WEIGHTED AVERAGE YIELDS EARNED AND RATES PAID

The following table sets forth, for the years and at the date indicated,  information regarding the average balances of assets, liabilities and stockholders' equity as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities.  Average interest-earning assets and interest income include Federal
Home Loan Bank stock and related dividends for the indicated periods.  Average balances for each period have been computed using average daily balances during such period.

                                                           Year ended December 31,                                   At
                                       1994                        1995                        1996                December 31,
                                          Interest                    Interest                    Interest           1996
                                 Average  and        Yield/  Average  and        Yield/  Average  and        Yield/  Yield/
                                 balance  dividends  cost    balance  dividends  cost    balance  dividends  cost    cost
                                 -------  ---------  -----   -------  ---------  -----   -------  ---------  -----   ------
Interest-earning/dividend                                   (Dollars in thousands)
 paying assets
Interest-earning assets
Mortgage loans and contracts   $ 91,953   $ 7,492   8.15%  $ 95,366  $ 8,176   8.57%  $ 84,020   $ 7,302   8.69%    8.32%
Other loans                      31,165     2,730   8.76%    46,609    4,442   9.53%    73,922     6,843   9.26%    9.20%
   Total net loans              123,118    10,222   8.30%   141,975   12,618   8.89%   157,942    14,145   8.96%    8.78%
Mortgage-backed securities        4,079       324   7.94%     3,359      286   8.52%     2,420       193   7.98%    8.30%
Marketable securities             8,379       383   4.57%     8,672      500   5.76%     7,170       415   5.79%    5.72%
FHLB overnight account              443        32   7.23%     3,519      266   7.57%     3,812       237   6.22%    6.70%
 Total  interest-earning asset  136,019    10,961   8.06%   157,525   13,670   8.68%   171,344    14,990   8.75%    8.58%
Federal Home Loan Bank stock      1,357        84   6.19%     1,357       98   7.22%     1,369        99   7.23%    7.25%
  Total interest earning and   --------   -------   -----  --------  -------  -----   --------    -------  -----    -----
 dividend paying assets         137,376    11,045   8.04%   158,882   13,768   8.67%   172,713    15,089   8.74%    8.57%

Non interest earning/dividend
 paying assets
Office properties and equipment,
  net                             2,660                       3,103                       3,265
Real estate owned                 1,029                       1,074                         769
Prepaid expenses                    618                         455                         386
Cash on hand and in banks         2,841                       2,849                       3,391
Accrued interest receivable       1,076                       1,139                       1,502
Other                               868                         696                         477
 Total non interest-earning/   --------                    --------                    --------
  dividend paying assets          8,474                       8,861                       9,790
                               --------                    --------                    --------
Total assets                   $145,850                    $167,743                    $182,503
                               ========                    ========                    ========
Interest-bearing liabilities
Deposit accounts:
Passbook accounts              $ 28,926       800   2.77%  $ 24,533      662   2.70%  $ 19,671       542   2.76%   2.76%
NOW accounts                      9,840       229   2.33%     9,028      207   2.29%     9,900       233   2.35%   2.50%
Money market accounts             3,899       108   2.77%     2,940       85   2.89%     2,916        87   2.98%   3.00%
Certificates of deposit          76,730     3,275   4.27%    84,320    4,664   5.53%    96,398     5,350   5.55%   5.54%
                               --------    ------  -----   --------  -------  -----   --------    ------  -----   ------
 Total interest-bearing
  deposits                      119,395     4,412   3.70%   120,821    5,618   4.65%   128,885     6,212   4.82%   4.81%
Other interest-bearing
 liabilities:
Advances from Federal Home Loan
   Bank of Atlanta               11,102       624   5.62%    17,397    1,072   6.16%    21,934     1,298   5.92%   6.34%

Other loans                           -         -      -          -        -      -         336        27   8.07%   8.25%
 Total loans                     11,102       624   5.62%    17,397    1,072   6.16%    22,270     1,325   5.95%   6.60%
 Total interest-bearing
  liabilities                   130,497     5,036   3.86%   138,218    6,690   4.84%   151,155     7,537   4.99%   5.13%
Non interest-bearing
 liabilities
Non interest bearing deposit
  accounts                        1,454                       1,758                       2,828
Other liabilities                 1,192                       1,413                       2,110
                                -------                    --------                    --------
Total liabilities               133,143                     141,389                     156,093
Stockholders' equity             12,707                      26,354                      26,410

Total liabilities and          --------                    --------                    --------
  stockholders' equity         $145,850                    $167,743                    $182,503
Net interest income            ========    $6,009          ========   $7,078          ========    $7,552
Interest  rate spread (1)                  ======   4.18%             ======    3.83%              ======   3.75%   3.44%
                                                    ====                        ====                        ====    ====
Net interest margin (1)                             4.37%                       4.45%                       4.37%
                                                    ====                        ====                        ====
Ratio of average interest-
earning assets to average
 interest-bearing
 liabilities (1)                105.27%                     114.95%                    114.26%
                                ======                      ======                     ======
------------------
(1) Includes Federal Home Loan Bank stock and related dividends, as applicable.

                                                                 5

TABLE IV - EFFECTS OF CHANGING RATES AND VOLUME ON NET INTEREST INCOME
The following table sets forth the effects of changing rates and volumes on net interest income of the Company.
Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in  volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                            1994 Compared to 1993         1995 Compared to 1994         1996 Compared to 1995
                            Increase (Decrease)           Increase (Decrease)           Increase (Decrease)
                                 Due to                        Due to                        Due to
                                          Rate/                         Rate/                         Rate/
                            Rate  Volume  Volume   Net    Rate  Volume  Volume   Net    Rate  Volume  Volume   Net
                            ----  ------  ------  -----   ----  ------  ------  -----   ----  ------  ------  -----
Interest-earning/dividend                                 (in thousands)
  paying assets
  Mortgage loans           $(414)  $  -    $ -   $(414) $  391  $  278   $ 15  $  684 $  112  $ (973)  $(13) $ (874)
  Other loans                (18)    887     (8)   861     240   1,353    119   1,712   (127)  2,603    (75)  2,401
                            ----   -----   ----  -----  ------  ------   ----  ------ ------  ------   ----  ------
    Total net loans         (432)    887     (8)   447     631   1,631    134   2,396    (15)  1,630    (88)  1,527

Mortgage-backed securities    19    (190)    (7)  (178)     23     (57)    (4)    (38)   (18)    (80)     5     (93)
Investment securities        (70)   (153)    18   (205)    100      14      3     117      2     (87)    -      (85)
Overnight deposits            33     (31)   (21)   (19)      2     221     11     234    (47)     22     (4)    (29)
                            ----   -----   ----  -----  ------  ------   ----  ------ ------  ------   ----  ------
Total net change in income
 on interest earning assets (450)    513    (18)    45     756   1,809    144   2,709    (78)  1,485    (87)  1,320
Federal Home Loan Bank stock   8       3     -      11      14      -      -       14     -        1     -        1
                            ----   -----   ----  -----  ------  ------   ----  ------ ------  ------   ----  ------
Total net change in income
on interest earning/
dividend paying assets      (442)    516    (18)    56     770   1,809    144   2,723    (78)  1,486    (87)  1,321
                            ----   -----   ----  -----  ------  ------   ----  ------ ------  ------   ----  ------
Interest-bearing
 liabilities:
Deposits                    (329)   (201)    13   (517)  1,140      52     14   1,206    205     375     14     594
Other interest-bearing
 liabilities(2)               20     337     29    386      60     354     34     448    (37)    300    (10)    253
                            ----   -----   ----  -----  ------  ------   ----  ------ ------  ------   ----  ------
Total net change in expense
 on interest bearing
 liabilities                (309)    136     42   (131)  1,200     406     48   1,654    168     675      4     847
                            ----   -----   ----  -----  ------  ------    ---- ------ ------  ------   ----  ------
Net change in net interest
 income                    $(133)  $ 380   $(60) $ 187  $ (430) $1,403   $ 96 $1,069  $(246)  $  811   $(91) $  474
                           =====   =====   ====  =====  ======  ======   ==== ======  =====   ======   ====  ======

                                                                   6

TABLE V - INTEREST RATE SENSITIVITY

The table below measures interest rate risk by estimating the change in market value of the Bank's assets, liabilities, and off balance sheet contracts in response to an instantaneous change in the general level of interest rates. The data was compiled by an independent third-party service bureau. Using the composition of the Bank's portfolio of interest-earning assets and interest-bearing liabilities at December 31, 1996, an estimate of the level of the Bank's stockholders' equity (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) was computed under the rate environment prevailing on or about December 31, 1996. The Bank's net worth was then computed under different interest rate scenarios. The change in net worth under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk.
The data presented below is as of December 31, 1996 and is for the Bank only. Since, with minor exception, all of Bancshares' separate company assets and liabilities, exclusive of its investment in the Bank, are adjustable rate financial instruments, the fair value of such instruments would remain substantially unchanged in the changed interest rate scenarios.

                                                                   Percent
                                                                   change in
                                                          Stock-   Stock-
                                                          holders' holders'
                                   Assets  Liabilities    equity   equity
                                  -------  -----------    ------   ------
                                      (Dollars in Thousands)
Change in level of
 interest rates:

Minus 400 basis points  (4.00)%  $191,044    $175,088    $15,956  (31.11)%

Minus 300 basis points  (3.00)%   189,003     173,979     15,024  (35.13)%

Minus 200 basis points  (2.00)%   187,027     169,649     17,378   (24.97)%

Minus 100 basis points  (1.00)%   185,116     164,524     20,592   (11.09)%

No change                         183,264     160,104     23,160     0.00%

Plus 100 basis points    1.00%    181,470     156,268     25,202     8.82%

Plus 200 basis points    2.00%    179,732     152,918     26,814    15.78%

Plus 300 basis points    3.00%    178,045     149,973     28,072    21.21%

Plus 400 basis points    4.00%    176,409     147,365     29,044    25.41%

Certain assumptions, relating to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others, were used in preparing the preceding table. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest on certain types of assets and liabilities may fluctuate in advance of changes in market rates. While interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Furthermore, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in the table.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   GENERAL

Bancshares is primarily engaged in the business of directing and planning the activities of its wholly-owned subsidiary, the Bank. Bancshares' primary assets are comprised of its investment in the Bank and a note receivable from the Bank's Employee Stock Ownership Plan ("ESOP"). On April 13, 1995, the Company completed its initial public offering of its $.01 par value common stock wherein a total of 2,049,875 common shares were issued for net proceeds of $19,577,000 (net of offering costs of $922,000). Approximately $9,789,000 of the net proceeds was utilized to acquire all of the capital stock issued by the Association, approximately $1,640,000 was utilized to finance the ESOP purchase of 163,990 common shares, and approximately $8,148,000 was retained for general corporate purposes.

The consolidated operating results include those of the Bank and the former Association for all periods presented and those of Bancshares for periods since April 13, 1995, the date of completion of the Bancshares' initial public stock offering. The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and advances from Federal Home Loan Bank ("FHLB") and other financial institutions. Net earnings are also effected by non-interest income and non-interest expenses, such as compensation and benefits, building and occupancy expense, and provisions for federal and state taxes.

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 1995, as well as certain material changes in results of operations during the years ended December 31, 1994, 1995 and 1996.


          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

Total assets increased $3.6 million during the twelve months of 1996, growing from $180.9 million at December 31, 1995 to $184.5 million at December 31, 1996. The increase was primarily from the growth in commercial mortgages and business loans reflecting the Company's plans to diversify its loan portfolio to include more loans that yield higher interest rates.

Cash and cash equivalents

Cash and cash equivalent balances decreased $4.8 million at December 31, 1996 when compared to December 31, 1995, as cash was used to fund the increase in loans receivable and investment securities.

Investment and mortgage-backed securities

The increase in investment and mortgage-backed securities of $900,000 from $11.9 million at December 31, 1995 to $12.8 million at December 31, 1996 resulted primarily from maturing securities.

At December 31, 1996, the Company had $64,000 of net unrealized losses on investment securities classified as available for sale, which amount represented .06% of the amortized cost basis ($11 million) of the related securities. These securities were comprised primarily of U.S. Government and Agency obligations with maturities of less than five years. If future market interest rates were to increase, the unrealized losses on these securities would, for a period of time, become greater. In a decreasing interest rate environment, the fair value of the investments increases in relation to the cost of the investment, thereby reducing the net unrealized loss and/or increasing any unrealized gain on the related securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of changing market interest rates, as the securities approach their dates of maturity, the unrealized gain/loss will begin to decrease and eventually be eliminated.

Loans

The principal investing activity of the Company is the origination of residential mortgage loans, commercial real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama. During the year ended December 31, 1996, net loans increased by 5% or $8 million, from $151.5 million at December 31, 1995 to $159.5 million at December 31, 1996. The increase in net loan balances results from management's continued efforts to expand and diversify the Company's loan portfolio into commercial mortgage loans, commercial business loans, and consumer loans. These types of loans are generally considered to involve a greater degree of risk than residential mortgage lending.

One-four family residential loans aggregated $72.4 million, representing 47.6% of total net loans at December 31, 1995. During 1996, aggregate balances of one-four family residential loans decreased by $5.6 million, or 7.7%, to $66.8 million at December 31, 1996 or 41.8% of total net loans. The decrease in one-four family residential loans was primarily attributable to an August 1996 sale of 160 adjustable rate loans with principal balances of approximately $9.7 million. The sale was made in order to provide the funds necessary to fund new loan demand in accordance with management's continued plan of loan diversification.

Multi-family loans increased $1 million from $12.0 million or 7.9% of total net loans at December 31, 1995 to $13 million or 8.2% of total net loans at
December 31, 1996.   Management attributes this increase primarily to growth
in the Bank's primary market area during 1996.

Commercial, construction, and consumer loans accounted for the majority of loan growth experienced during 1996, increasing by $11.9 million or 16.6%, from $71.7 million at December 31, 1995 (47.3% of total net loans) to $83.6 million at December 31, 1996 (52.4% of total net loans). Within the category of commercial and other loans, commercial mortgage and business loans increased from $49.9 million or 32.8% of total net loans at December 31, 1995 to $60.6 million or 38% of total net loans at December 31, 1996. These investing activities were funded primarily through the sale of single family residential loans, the maturities of investment and mortgage-backed securities, and increased borrowings from FHLB - Atlanta. The increase in lending activity was generally reflected in transactions with borrowers located within the Bank's primary market area.

A decrease in non performing assets at December 31, 1996 to $1.6 million compared to $2.6 million at December 31, 1995 was primarily attributable to a decrease in foreclosed real estate balances from $1.1 million at December 31, 1995 to $198,000 at December 31, 1996. This decrease was attributable to 1996 sales of repossessed real estate with net losses of $275,000. Non performing assets to total assets were 0.8% and 1.43% at December 31, 1996 and December 31, 1995, respectively.

In the opinion of management at December 31, 1996, the allowance for loan losses was adequate at that date. At December 31, 1995, the allowance for loan losses was $1.5 million and represented 0.99% of total net loans and 58.4% of non performing assets. At December 31, 1996, the allowance for loan losses was $1.7 million and represented 1.0% of total net loans and 101.2% of non performing assets. There can be no assurance that the Company will not be required to increase the allowance in the future.

Loans held for sale decreased $393,000 from $625,000 at December 31, 1995 to $232,000 at December 31, 1996 as a result of sales.

At December 31, 1996, the Company had loan commitments for variable rate loans (excluding loans in process), and unused commercial business lines of credit, of $7,996 million. The Company had no significant commitments for fixed-rate loans at December 31, 1996.

Deposits, FHLB advances and other notes payable

Deposit balances remained relatively constant during 1996, experiencing a $900,000 increase from December 31, 1995 balances of $131.9 million to $132.8 million at December 31, 1996.

At December 31, 1996, savings certificates amounted to $95.6 million, or 71.9%, of the Company's total deposits, including $72.2 million which were scheduled to mature by December 31, 1997. Historically, the Company has been able to retain a significant amount of its deposits as they mature.
Management of the Company believes it has adequate resources to fund all loan commitments by savings deposits and FHLB of Atlanta advances and sale of mortgage loans. Furthermore, the Company believes that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company obtained advances from FHLB during 1996 aggregating $14.0 million, made repayments on the FHLB daily-rate advances and scheduled principal payments under the terms of certain of the advance agreements aggregating $5.2. The advances were used primarily to fund loan increases and pay dividends. The Company had unused credit availability with the FHLB of $4.4 million at December 31, 1996.

In addition, the company has a $5 million line of credit with another bank for short term liquidity purposes. At December 31, 1996, $4 million had been advanced under this line of credit.

Stockholders' equity

Stockholders' equity was $21.0 million at December 31, 1996 compared to $31.5 million at December 31, 1995, a 33.6% decrease. The decrease is primarily attributable to the Company's payment of $11.1 million in cash dividends of which $9.1 million was a return of paid-in capital. The return of capital was made in order to return to the Company's stockholders an amount which management believed to represent capital in excess of current Company requirements.

Additionally contributing to the reduction in aggregate stockholders' equity was the $1.5 million acquisition of 114,400 shares of treasury stock during 1996. The treasury stock was acquired under the provisions of a Stock Repurchase Program (as discussed in Note 6 of Consolidated Notes to Financial Statements). The ongoing program has resulted in the acquisition of an aggregate 164,306 shares of Company common stock for treasury, of which 54,906 shares were utilized in funding of the MRDP (as discussed in Note 3 of Selected Notes to Financial Statements) and 109,400 remain in treasury at December 31, 1996.

The above described primary causes of the decrease in stockholders' equity were in part offset by net income for the twelve months ended December 31, 1996 ($538,000) and the recording of the fair value of ESOP shares committed for release during 1996 ($1.5 million) and the amortization of unearned MRDP compensation of $172,000. The significant impact of the ESOP shares committed for release is directly related to the Company's payment of the dividend during the second quarter of 1996. As set forth in Note 3 of Selected Notes to Financial Statements, the Company records shares committed for release from collateral in accordance with the provisions of SOP 93-6. In accordance with the terms of the ESOP, 1996 dividends received by the ESOP during 1996 were used for debt service, thereby releasing an additional 1,130,000 shares from collateral. As shares are released from collateral they are recorded at fair market value at the date of release to unearned employee compensation (a contra-equity account) and additional paid in capital.

The Company is required to maintain specific amounts of capital pursuant to FDIC requirements. As summarized below, the Company is in compliance with all such requirements at December 31, 1996:

                                            Bank                 Company
                                           Percentage of        Percentage of
                                           adjusted total       adjusted total
                                       Amount     assets    Amount     assets
                                       ------     ------    ------     ------
                                               (Dollars in thousands)

GAAP capital                          $24,032               $21,042
Adjustments:
Mortgage servicing rights                 (86)                  (86)
Net unrealized loss on securities
  available for sale                       52                    40
                                      -------               -------
Tier 1 capital                         23,998     13.01%     20,996    11.38%
Minimum Tier 1 (leverage) requirement   7,378      4.00%      7,379     4.00%
                                      -------     ------    -------    -----
Excess                                $16,620       9.01%   $13,617     7.38%

Risk-based capital                    $25,657      18.20%   $22,655    16.07%
Minimum risk-based capital requirement 11,279       8.00%    11,280     8.00%
                                      -------      -----    -------     -----
Excess                                $14,378      10.20%   $11,375     8.07%
                                      =======      =====    =======    ======

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

As an Alabama state-chartered bank which is not a member of the Federal Reserve System, the Bank is required by the Alabama State Banking Board to maintain at all times a reserve (comprised of cash on hand) based upon average daily deposits of the Bank. Since becoming subject to this regulation, the Bank has fully complied with its requirements. At December 31, 1996, the Bank's qualifying reserves of $1.0 million significantly exceeded the required reserve of $267,000.

                  COMPARISON OF OPERATING RESULTS FOR THE
                  YEARS ENDED DECEMBER 31, 1995 AND 1996

General

The decrease in consolidated net income for 1996 from that reported for 1995 was primarily attributable to the third quarter 1996 expense recognition of a one-time SAIF Special Assessment (65.7 basis points applied to March 31, 1995 deposit balances) of $1.1 million (approximately $0.39 per share after income taxes), and employee compensation and benefit charges of $1.5 million related to the release of committed ESOP shares. ESOP committed shares are released as its debt to the Company is paid and the ESOP utilized its dividends in 1996 to reduce its debt. These decreases were partially offset by an increase in 1996 net interest income after provision for loan losses of $769,000.

Net Interest Income

Net interest income for the year ended December 31, 1996 was $7.6 million, representing a $474,000 or 6.3% increase from the year ended December 31, 1995. The improvement reflects an increase in interest income of $1.3 million due to an increase in average interest-earning assets of $13.8 million, primarily loans receivable, offset by an increase in average interest-bearing liabilities of $12.9 million, primarily FHLB advances. In addition increases were partially offset by a 8 basis point reduction in the 1996 interest rate spread (3.75%) from that obtained in 1995 (3.83%), primarily due to the increase interest expense for interest bearing deposit accounts.

Interest Income

Interest income for the year ended December 31, 1996 was $15.1 million compared to $13.8 million for the year ended December 31, 1995, representing an increase of $1.3 million or 8.6%. The increase was primarily attributable to an increase of $13.8 million, or 7.9 %, in average interest-earning assets in 1996 to $172.7 million over those in 1995 of $158.9 million.

Interest on loans receivable increased $1.5 million to $14.1 million during the year ended December 31,1996. The increase was primarily attributable to an increase of $15.9 million in average loan balances in 1996 ($157.9 million) from 1995 ($142.0 million). The increase in average loan balances was comprised of a $27.3 million increase in the average balances of non-mortgage loans from $46.6 million in 1995 to $73.9 million in 1996, offset by a $11.4 million decrease in average mortgage loan balances from $95.4 million in 1995 to $84 million in 1996. Additionally, the average yield on total loans increased from 8.89% in 1995 to 8.96% during 1996.

Interest on mortgage-related securities decreased by $93,000 from $286,000 during the year ended December 31, 1995 to $193,000 during the same period in 1996. Interest income decreased due to the average balance of mortgage-related securities decreasing by $900,000 in 1996, and the 1996 average yields from such securities decreased from 8.52% in 1995 to 7.98% in 1996.

Income from the investment securities portfolio decreased by $85,000 from $500,000 during the year ended December 31, 1995 to $415,000 during the same period in 1996 as the result of a $1.5 million decrease in the average size of the portfolio in the year ended December 31, 1996 ($7.2 million) compared to the year ended December 31, 1995 ($8.7 million). The average yield on investment securities remained relatively constant between the periods, reflecting an increase from 5.76% in 1995 to 5.79% in 1996.

Other interest income is comprised of earnings on the overnight account at the FHLB of Atlanta, FHLB dividends, and earnings on money market funds. The $28,000 decrease in other interest income in 1996 to $336,000 when compared to 1995 other interest income of $364,000 is due primarily to a decrease in average yields on the FHLB overnight account from 7.57% during 1995 to 6.22% during 1996.

Interest Expense

Interest expense for the year ended December 31, 1996 was $7.5 million compared with $6.7 million for the year ended December 31, 1995, representing an increase of $800,000 or 11.9%.

Interest on deposits rose $600,000 or 10.7% from $5.6 million in 1995 to $6.2 million in 1996. The increase was primarily attributable to an increase of 17 basis points or 3.7% in the interest cost on average deposit balances from 4.65% in 1995 to 4.82% in 1996 and, to a lesser extent, a $8.1 million increase in average deposits in 1996 ($128.9 million) as compared to 1995 ($120.8 million).

The 1996 increase in average interest cost was due to increases in prevailing local market interest rates between the two periods coupled with a change in the composition of the deposit balances. The average balance in passbook accounts during 1995 ($24.5 million) was $4.8 million, or 19.6% greater than the comparable 1996 period ($19.7 million) due primarily to the Company's 1995 receipt of subscriptions in connection with its initial pubic stock offering, which subscriptions were maintained in passbook accounts. The 1996 decrease in passbook accounts was more than offset by a $12.1 million increase in the average balance of certificates of deposit from $84.3 million in 1995 to $96.4 million in 1996. The increase in certificate of deposit balances was due primarily to the Company raising the rates paid on its certificates in relation to local market rates being offered by other financial institutions in order to attract additional deposits. This strategy may continue in order to reduce borrowings and meet current loan demand. Certificates of deposit carried average interest costs of 5.53% and 5.55% during 1995 and 1996, respectively.

Other interest expense is comprised primarily of FHLB of Atlanta borrowings which increased by $253,000 to $1.3 million when compared with the 1995 total of $1.1 million due to an increase in average borrowings of $4.5 million during the year ended December 31, 1996 ($21.9 million) from 1995 average levels of $17.4 million. The increase caused by higher average advance balances was lessened by decreased interest rates on FHLB borrowed funds from 6.16% in 1995 to 5.92% in 1996 as a consequence of the adjustable rate nature of the majority of the FHLB of Atlanta borrowings.

Provision for Loan Losses.

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. For the fiscal year 1996, the Company provided $270,000 for its anticipated loan losses, as compared to $565,000 in 1995. These provisions were made based on management's analysis of the various factors which effect the loan portfolio and management's desire to hold the allowance at a level considered adequate to provide for losses.

Non-interest Income.

Non-interest income decreased by $6,000 in 1996 to $426,000 as compared to $432,000 in 1995. This decrease was primarily attributable to losses on real estate owned of $275,000 in 1996, as compared to $15,000 in gains recognized during 1995. This 1996 decrease was partially offset by net gains on sale of loans of $268,000.

Non-interest Expense.

Non-interest expenses increased $3.3 million to $7.2 million for 1996 compared to $3.9 million for 1995. This increase primarily resulted from an increase in expenses relating to aggregate employee compensation of $1.7 million (from $2.1 million during 1995 to $3.8 million in 1996), and an increase in insurance expense by $1.0 million from $459,000 in 1995 to $1.5 million in 1996.

The significant increase in employee compensation in 1996 is due to the ESOP related compensation expense ($1.5 million) for shares committed for release as a result of the ESOP's debt reduction to Bancshares for dividends received on such shares. Additionally, the 1996 compensation expense charges aggregating $172,000 related to the Company's amortization of its deferred MRDP expense was not incurred in 1995.

The increase in insurance expense is primarily related to the one-time assessment levied on members of the Savings Association Insurance Fund ("SAIF")of which the Bank is a one. In 1996 legislation was passed in the United States Congress that required institutions that are members of SAIF to pay a one-time premium to recapitalize the SAIF. The third quarter 1996 expense recognition of a one-time SAIF Special Assessment (65.7 basis points applied to March 31, 1995 deposit balances) of $1.1 million (approximately $0.39 per share after income taxes) was recognized in the third quarter of 1996.

Other classifications of non-interest expenses increased an aggregate of $545,000 in 1996 when compared to 1995 due primarily to certain general overhead expenses being incurred in 1996 related to the Company's public company status, which expenses were not incurred to the same degree in 1995, and general cost increases incurred in 1996 over those experienced in 1995.

Income Taxes

Income tax expense ( benefit) for the year ended December 31, 1995 and 1996 was $1.1 million and $ (24,000), respectively. The income tax benefit in 1996 was primarily attributable to the differing income tax treatment afforded certain of the Company's transactions with and dividend payments to its ESOP and MRDP during 1996, which transactions and/or payments did not occur in 1995 or were far less significant. See Note 11 in the accompanying Notes to Consolidated Financial Statements.

                          OPERATING RESULTS FOR THE
                   YEARS ENDED DECEMBER 31, 1994 AND 1995

General

The Company's net income for the year ended December 31, 1995 was $2.0 million compared with $920,000 for the year ended December 31, 1994. The increase of $1.0 million or 113% was primarily attributable to an increase in 1995 net interest income after provision for loan losses of $831,000 and the 1994 recording of a nonrecurring deferred income tax charge of $673,000 related to the Company's recapture of its excess tax basis reserve for bad debts, as discussed in Note 11 of Notes to Consolidated Financial Statements. Such increases were partially offset by 1995 increases in non interest expenses aggregating $395,000.

Net interest income

Net interest income for the year ended December 31, 1995 was $7.1 million, representing a $1.1 million or 17.8% increase from the year ended December 31, 1994. The improvement in net interest income was due primarily to a $13.8 million increase in 1995 excess average interest-earning assets over interest-bearing liabilities and an increase in net interest margins from 4.37% for the year ended December 31, 1994 to 4.45% for the year ended December 31, 1995. These increases were partially offset by a decrease in the interest rate spread from 4.18% for the year ended December 31, 1994 to 3.83% for the year ended December 31, 1995. The increase in 1995 excess average interest-earning assets over interest-bearing liabilities was due primarily to the Company's receipt and investment of the net cash proceeds of its initial public stock offering in April 1995.

Interest income

Interest income for the year ended December 31, 1995 was $13.8 million compared with $11.0 million for the year ended December 31, 1994, representing an increase of $2.7 million or 24.7%. The increase was primarily attributable to an increase of $21.5 million or 15.7% in average interest bearing assets in 1995 to $158.9 million over those in the comparable period of 1994 of $137.4 million. This increase was primarily attributable to the capital infusion of $17.9 million resulting from the Company's initial public stock offering and management's continued expansion of lending activities. Additionally, the average yield on interest-earning assets increased from 8.04% for the year ended December 31, 1994 to 8.67% for the year ended December 31, 1995 due to a generally higher prevailing market interest rates during 1995.

Interest on loans receivable increased $2.4 million or 23.4% during the year ended December 31, 1995 as compared to the same period in 1994. The increase was primarily attributable to a $15.4 million or 49.6% increase in the average balances of non-mortgage loans from $31.2 million in 1994 to $46.6 million in 1995 and to a lesser extent, increases in average mortgage loan balances from $92.0 million in 1994 to $95.4 million in 1995. Additionally, the average yield provided by non-mortgage and mortgage loans increased from 8.76% and 8.15%, respectively, in 1994 to 9.53% and 8.57%, respectively, in 1995.

Interest on mortgage-related securities decreased by $38,000 from $324,000 during the year ended December 31, 1994 to $286,000 during the same period in 1995. The effect on interest income of the average balance of mortgage-related securities decreasing by $720,000 during the year ended December 31, 1995 as compared to the year ended December 31, 1994 was partially offset by an increase in 1995 average yields from such securities from 7.94% in 1994 to 8.52% in 1995.

Income from the investment portfolio increased by $117,000 from $383,000 during the year ended December 31, 1994 to $500,000 during the same period in 1995 primarily as the result of an increase in the average yield on investment securities from 4.57% in 1994 to 5.76% in 1995, and to a lesser extent, an increase in the average size of the portfolio during the year ended December 31, 1995 ($8.7 million) compared to the year ended December 31, 1994 ($8.4 million).

Other interest income is comprised of earnings on the overnight account at the FHLB of Atlanta and FHLB of Atlanta dividends, which by their nature, are considered equivalent to interest. The aggregate increase in other interest income of $248,000 in 1995 as compared to 1994 is primarily due to interest earnings on the overnight account increasing from $32,000 in 1994 to $266,000 in 1995 primarily as a result of the Company's initial public stock offering. During the offering period and prior to its completion on April 13, 1995, the subscriptions for the purchase of the Company's common stock were maintained on deposit in the Company's overnight account and were primarily responsible for an increase in the average balance of funds on deposit in the overnight account from $443,000 in 1994 to $3.5 million during 1995. Additionally, the balances maintained in the overnight account in 1995 were generally greater than those maintained in 1994 in order to provide both liquidity and interest earnings during a period of increasing lending activity.

Interest expense

Interest expense for the year ended December 31, 1995 was $6.7 million compared with $5.0 million for the year ended December 31, 1994, representing an increase of $1.7 million or 32.8%. Interest on deposits rose $1.2 million or 27.3% from $4.4 million in 1994 to $5.6 million in 1995. The increase was primarily attributable to an increase of 95 basis points (a 25.8% increase) in the interest cost on average deposit balances from 3.70% in 1994 to 4.65% in 1995 due to increases in prevailing market interest rates between the two periods and a modest increase in certain interest rates offered on certificates of deposit in relation to prevailing local market interest rates. Average interest-bearing deposit balances between the two periods increased modestly from $119.4 million in 1994 to $120.8 million in 1995. Management has continued in its philosophy of using the FHLB of Atlanta borrowings as opposed to deposits as a less costly source of borrowed funds.

Other interest expense is comprised solely of FHLB of Atlanta borrowings and increased by $448,000 to $1.1 million over the 1994 comparable total of $624,000 due to $6.3 million in increased average borrowings during the year ended December 31, 1995 ($17.4 million) from 1994 average levels ($11.1 million). Additionally, interest costs on borrowed funds increased .54% from 5.62% in 1994 to 6.16% in 1995 as a consequence of the adjustable rate nature of the majority of the Company's FHLB of Atlanta borrowings and generally higher market interest rates in the 1995 period as compared to those of 1994.

Provision for loan losses.

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions.

During 1994, the Company provided $327,000 for its anticipated loan losses. During 1995, the Company, as in prior years, reevaluated the adequacy of its allowance for loan losses, giving special consideration to the changing components of its loan portfolio and the increased level of risk associated with its increasing non single-family mortgage loan portfolio. As a result of this review, and after giving consideration to the Company's write-off history and an analysis of the Company's allowance for losses as compared with industry and peer averages, it was determined that a total provision of $565,000 for the year ended December 31, 1995 was necessary to provide an adequate allowance for loan losses. These provisions were made based on management's analysis of the various factors which affect the loan portfolio and management's desire to hold the allowance at a level considered adequate to provide for losses.

Non interest income.

Non interest income increased by $44,000 in 1995 to $432,000 as compared to $388,000 in 1994. This increase was principally the result of increased 1995 loan fees and service charges of $43,000 (directly attributable to the Company's increased lending activities), a 1995 $15,000 non-recurring gain on the sale of real estate owned and an increase in 1995 other income of $7,000. Such increases were partially offset by a reduction in 1995 loan sales activity caused by a decline in residential mortgage loan originations and refinances as a result of generally higher market interest rates in 1995 than those experienced in 1994 and management's planned loan portfolio diversification into non traditional areas of lending other than residential mortgage loans. This resulted in a $25,000 decrease in income from the sale of loans from amounts reported in 1994.

Non interest expense.

Non interest expenses increased $395,000 or 11.2% to $3.9 million during 1995 compared to $3.5 million for 1994. This increase was primarily the result of increases in expenses relating to aggregate employee compensation (a $265,000 increase attributable to general wage and salary rate increases and the newly implemented Employee Stock Ownership Plan) and increased advertising, insurance and miscellaneous operating expenses (an aggregate increase of $253,000 primarily relating to changes occasioned by the Company's subsidiary's conversion from a mutual association to a state-chartered bank and the general overhead expenses of the Company incurred for the first time in 1995). These increases were partially offset by decreases in 1995 occupancy expenses aggregating $93,000 (due primarily to the 1994 occurrence of certain nonrecurring building maintenance and repair expenses) and, secondarily, by a $30,000 decline in 1995 data processing expenses.

Income taxes

Income tax expense for the year ended December 31, 1994 and 1995 was $1.6 million and $1.1 million, respectively. As discussed in Note 11 of Notes to Consolidated Financial Statements, effective September 30, 1994 when First Federal Savings and Loan Association of Florence adopted a plan of conversion ("Plan of Conversion") to convert from a qualified thrift institution to a commercial bank, it was required to recapture its excess tax basis allowance for bad debts. As a direct result, the provision for income taxes for the year ended December 31, 1994 includes a deferred tax charge of $673,000 directly related to the recapture of the excess tax basis allowance for bad debts. The remaining difference in income taxes between 1994 and 1995 is primarily attributable the effects of the Company's 1995 increase in income before income tax expense.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
First Southern Bancshares, Inc. and Subsidiary
Florence, Alabama

We have audited the accompanying consolidated statements of financial condition of First Southern Bancshares, Inc. and subsidiary (the "Company") as of December 31, 1995 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Southern Bancshares, Inc. and subsidiary at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Marmann & Associates, P.C.

Marmann & Associates, P.C.
Sheffield, Alabama
March 7, 1997

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1995 AND 1996 (Dollars in thousands)
------------------------------------------------------------------------------
                                                              December 31,
                                                             1995      1996
ASSETS                                                      ------    ------
Cash and cash equivalents                                 $  8,971  $  4,220
Investment securities available for sale, at market          8,792    10,948
Mortgage-backed securities, available for sale, at market      431        -
Mortgage-backed securities, held to maturity, at cost        2,704     1,887
Loans held for sale, at cost, which approximates market        625       232
Loans receivable, net                                      151,480   159,486
Foreclosed real estate                                       1,098       198
Premises and equipment, net                                  3,043     3,455
Federal Home Loan Bank stock, at cost                        1,357     1,357
Accrued interest receivable                                  1,528     1,728
Deferred income taxes                                           -         93
Other assets                                                   826       880
                                                          --------  --------
TOTAL ASSETS                                              $180,855  $184,484
                                                          ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                  $131,867  $132,800
Advances from Federal Home Loan Bank                        16,770    25,619
Other notes payable                                             -      4,000
Income taxes currently payable                                  92         3
Deferred income taxes                                          407        -
Other liabilities                                              224     1,020
                                                          --------  --------
Total liabilities                                          149,360   163,442
                                                          --------  --------
COMMITMENTS AND CONTINGENCIES                                   -         -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares
 authorized; none issued and outstanding                        -
Common stock, $.01 par value; 8,000,000 shares
 authorized; 2,049,875 and 2,076,969 shares issued
 in 1995 and 1996, respectively                                 20        21
Additional paid-in capital                                  19,586    11,334
Retained earnings - Substantially restricted                14,203    12,672
Unearned employee compensation - ESOP                       (1,531)     (401)
Unearned employee compensation - MRDP                           -     (1,119)
Net unrealized loss on securities available for sale           (26)      (40)
Treasury stock, at cost                                       (757)   (1,425)
                                                          --------  --------
Total stockholders' equity                                  31,495    21,042
                                                          --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $180,855  $184,484
                                                          ========  ========

The accompanying notes are an integral part of the financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 and 1996 (Dollars in thousands, except per share data)
------------------------------------------------------------------------------
                                                           Year ended
                                                           December 31,
                                                     1994     1995     1996
INTEREST INCOME:                                    ------   ------   ------
Loans                                              $10,222  $12,618  $14,145
Mortgage-backed securities                             324      286      193
Investment securities                                  383      500      415
Other                                                  116      364      336
                                                    ------   ------   ------
Total interest income                               11,045   13,768   15,089

INTEREST EXPENSE:
Deposits                                             4,412    5,618    6,212
Advances from Federal Home Loan Bank and other         624    1,072    1,325
                                                    ------   ------   ------
Total interest expense                               5,036    6,690    7,537
                                                    ------   ------   ------
NET INTEREST INCOME                                  6,009    7,078    7,552

PROVISION FOR LOAN LOSSES                              327      565      270
                                                    ------   ------   ------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                   5,682    6,513    7,282

NON INTEREST INCOME:
Loan fees and service charges                          245      288      395
Net gains on sale of loans                              81       56      268
Gains (losses) on real estate owned                     -        15     (275)
Loss on sale of other assets                            (4)      -       (32)
Other                                                   66       73       70
                                                    ------   ------   ------
Total non interest income                              388      432      426

NON INTEREST EXPENSES:
Compensation and employee benefits                   1,822    2,087    3,800
Building and occupancy expense                         496      403      519
Data processing expense                                341      311      466
Advertising                                            131      168      159
Insurance expense                                      415      459    1,474
Other                                                  321      493      776
                                                    ------   ------   ------
Total non interest expenses                          3,526    3,921    7,194
                                                    ------   ------   ------
INCOME BEFORE INCOME TAXES                           2,544    3,024      514

INCOME TAX EXPENSE (BENEFIT)                         1,624    1,069      (24)
                                                    ------   ------   ------
NET INCOME                                            $920   $1,955     $538
                                                    ======   ======   ======
EARNINGS PER SHARE                                     N/A      N/A    $0.28

DIVIDENDS PER SHARE:
  Regular cash dividends                               N/A   $0.225   $0.500

  Special cash dividends - return of capital           N/A   $   -    $5.400
                                                    ------   ------   ------
Total dividends per share                              N/A   $0.23    $5.90
                                                    ======   ======   ======

The accompanying notes are an integral part of the financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 and 1996 (Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                            Net
                                                                                                   Net    provision
                                                                    Retained                    unrealized for
                                                           Addi-    earnings       Unearned     loss on   additional Total
                                Common stock               tional   Substan-       employee     securitie minimum    stock-
                           Issued           In treasury    paid-in  tially       compensation   available pension   holders'
                           Shares Amount   Shares  Amount  capital  restricted  ESOP     MRDP   for sale  liability  equity
                           ------ ------   ------  ------  -------  ----------  ----     ----   -------- ---------   --------
Balances-December 31, 1993     -   $ -         -  $     -  $     -  $11,752   $    -  $     -   $    -   $(112)    $ 11,640
Unrealized loss on securities
 classified as available for
 sale on January 1, 1994       -     -         -        -        -        -        -        -       (8)      -          (8)
Net income for the year ended
  December 31, 1994            -     -         -        -        -      920        -        -        -       -         920
Decrease in provision for
  additional minimum pension
  liability                    -     -         -        -        -        -        -        -        -      112         112
Change in unrealized loss on
  securities available for
  sale, net of related
  income taxes                 -     -         -        -        -        -        -        -     (207)      -        (207)
                       ---------   --- --------- --------  -------  -------   ------  -------   ------   -----    --------
Balances-December 31, 1994     -     -         -        -        -   12,672        -        -     (215)      -      12,457

Issuance of common stock in
 connection with Initial
 Public Offering:

Cash proceeds, net of
 offering costs of
 $922,000              1,885,885   19                      17,918        -        -        -                -      17,937
Common stock issued to
 ESOP                    163,990    1                       1,639        -   (1,640)       -                -           -
Net income for the year
 ended December 31, 1995      -     -        -         -        -    1,955        -        -        -       -       1,955
Dividends                     -     -        -         -        -     (424)       -        -        -       -        (424)
Acquisition of treasury
 stock                        -     -  (49,906)     (757)       -        -        -        -        -       -        (757)
ESOP shares committed
  for release                 -     -        -         -       29        -      109        -        -       -         138
Change in unrealized loss
 on securities available
 for sale, net of related
 income taxes                 -     -        -         -        -        -        -        -      189       -         189
                       ---------  --- --------  --------  -------  -------   ------  -------   ------   -----    --------
Balances at December
  31, 1995             2,049,875   20  (49,906)     (757)  19,586   14,203   (1,531)       -      (26)      -      31,495
Net income for the year
 ended December 31, 1996       -    -        -         -        -      538        -        -        -       -         538
Cash dividends                 -    -        -         -   (9,056)  (2,069)       -        -        -       -     (11,125)

Acquisition of treasury
 stock                         -    - (114,400)   (1,501)       -        -        -        -        -       -      (1,501)
ESOP shares committed
  for release                  -    -        -         -      347        -    1,130        -        -       -       1,477
Common stock grants to
 MRDP                     27,094    1   54,906       833      457        -        -   (1,291)       -       -           -
Amortization of MRDP
 unearned compensation         -    -        -         -        -        -        -      172        -       -         172
Increase in unrealized loss
 on securities available
 for sale, net of related
 income taxes                  -    -        -         -        -        -        -        -      (14)      -         (14)
                       ---------  --- ---------  -------  -------  -------   ------  -------   ------   -----    --------
Balances at December
 31, 1996              2,076,969  $21 $(109,400) $(1,425) $11,334  $12,672   $ (401) $(1,119)  $ (40)   $   -    $ 21,042
                       =========  === =========  =======  =======  =======   ======  =======   =====    ======   ========

The accompanying notes are an integral part of the financial statements.

                                                                 20

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (Dollars in thousands)
------------------------------------------------------------------------------

                                                    Year ended December 31,
                                                    1994      1995      1996
                                                   ------    ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  920    $1,955    $  538
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                        158       178       227
  Provision for loan losses                           327       565       270
  Provision for deferred income taxes (benefit)       741      (247)     (491)
  Amortization/accretion of premiums/discounts on
    investment and mortgage-backed securities          -         (2)        3
  Amortization of deferred loan fees                 (329)     (299)     (249)
  Fair market value of ESOP shares
    committed for release and charged to
    employee compensation                              -        138     1,477
  Amortization of unearned compensation-MRDP           -         -        172
  (Gains) losses on real estate owned                  -        (15)      275
  Loss on disposal of premises and equipment            4        -         32
  (Increase) decrease in:
    Loans held for sale                               727      (625)      393
    Accrued interest receivable                      (122)     (384)     (200)
    Other assets                                     (366)     (244)      (54)
  Increase (decrease) in:
    Income taxes currently payable                    (42)       16       (89)
    Other liabilities                                 117         6       795
                                                   ------    ------    ------
Net cash provided by operating activities           2,135     1,041     3,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in total loans            (11,886)  (20,875)   (8,974)
Proceeds from sale of:
  Investment and mortgage-backed securities           727        -         -
  Real estate owned                                    -         79     1,606
  Premises and equipment                               30        -         10
Proceeds from maturities of:
  Investment and mortgage-backed securities         7,825     3,429     4,066
Acquisition of:
  Investment and mortgage-backed securities        (5,035)   (4,520)   (5,000)
  Participation interest in foreclosed real estate    (81)       -         -
  Premises and equipment                             (829)     (125)     (681)
  Capitalized improvements to real estate owned        -         -        (33)
                                                   ------    ------    ------
Net cash provided by(used in) investing activities (9,249)  (22,012)   (9,006)
                                                   ------    ------    ------
                                 (continued)

The accompanying notes are an integral part of the financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, and 1996 (Dollars in thousands)
------------------------------------------------------------------------------

                                                    Year ended December 31,
                                                    1994      1995      1996
                                                   ------    ------    ------
                                                           (continued)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts        (4,670)   11,312       933
Net proceeds from sale of stock in Initial
  Public Offering                                      -     17,937        -
Cash dividends paid                                    -       (424)  (11,125)
Proceeds from FHLB advances                        16,600    26,000    14,000
Proceeds from other borrowings                         -         -      4,250
Reductions in FHLB advances                        (6,341)  (26,852)   (5,151)
Reductions in other borrowings                         -         -       (250)
Acquisition of treasury stock                          -       (757)   (1,501)
                                                   ------    ------    ------
Net cash provided by(used in) financing activities  5,589    27,216     1,156
                                                   ------    ------    ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (1,525)    6,245    (4,751)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD       4,251     2,726     8,971
                                                   ------    ------    ------
CASH AND CASH EQUIVALENTS-END OF PERIOD            $2,726    $8,971    $4,220
                                                   ======    ======    ======

SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Noncash transactions:
 Loans foreclosed and transferred to real
   estate owned                                    $   37    $   89    $  948
                                                   ======    ======    ======
 Increase (decrease) in net unrealized loss
   on securities available for sale                $  215    $ (189)   $   14
                                                   ======    ======    ======
 Increase (decrease) in provision for additional
   minimum pension liability, net of related
   income tax benefit                              $ (112)   $   -     $   -
                                                   ======    ======    ======
Cash paid during the period for:
  Income taxes                                     $1,047    $1,318    $  674
                                                   ======    ======    ======
  Interest                                         $4,973    $6,685    $7,470
                                                   ======    ======    ======

The accompanying notes are an integral part of the financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

First Southern Bancshares, Inc. ("Bancshares") was incorporated in the State of Delaware on November 22, 1994 at the direction of the Board of Directors of First Federal Savings and Loan Association of Florence (the "Association") for the purpose of serving as a holding company to acquire all of the capital stock of the Association upon its conversion from a mutual to a stock savings and loan and subsequent conversion to an Alabama-chartered commercial bank. Bancshares did not engage in any significant business activities from the time of its organization through the completion of the Association's mutual to stock conversion (April 13, 1995) at which time it acquired all of the capital stock of the Association, later converted to First Southern Bank, Inc. (the "Bank"). Bancshares and the Bank and, where applicable, the Association, are collectively referred to herein as the "Company".

Significant accounting principles and policies

The following summarizes the more significant accounting policies employed by the Company:

Conversion accounting
As further discussed in Note 19, the conversion of the Association from the mutual to stock form of organization, which was completed on April 13, 1995, and subsequent conversion to an Alabama-chartered commercial bank did not result in any intangible assets, including goodwill. Bancshares' acquisition of the Association was accounted for at historical cost, in a manner similar to the "pooling-of-interest" method of accounting for business combinations. The application of the "pooling-of-interest" accounting method records the assets and liabilities of the merged companies on a historical cost basis. Therefore, intangible assets, including goodwill, were not recorded as a result of this transaction.

Principles of consolidation
The accompanying consolidated financial statements include the accounts of First Southern Bancshares, Inc. and its wholly-owned subsidiary, First Southern Bank. The Company's consolidated operating results and cash flows include those of the Bank (and those of the former Association) for each of the three years during the three-year period ended December 31, 1996 and those of Bancshares for the period since April 13, 1995, the date of completion of Bancshares' initial public stock offering. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents
Cash and cash equivalents include cash on hand, cash due from banks, interest-bearing overnight deposits in the Federal Home Loan Bank (FHLB) of Atlanta, and highly liquid investments with a maturity of three months or less at purchase date.

Investments in debt and equity securities
On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires management to classify its investment portfolio into three categories: (i) held to maturity, (ii) available for sale, and (iii) trading securities, and sets forth specific criteria for determining these classifications. SFAS No. 115 requires unrealized holding gains and losses for trading securities to be included in earnings while unrealized holding gains and losses for available for sale securities are to be reported as a separate component of equity, net of related income taxes, until realized. Held to maturity securities are to be recorded at their amortized cost. Portfolio additions subsequent to the adoption of the statement are classified into the appropriate category when purchased.

Investments securities and certain mortgage-backed securities available for sale -
Upon adoption of SFAS No. 115, the Company's management elected to classify all investment securities then held as available for sale. Subsequent acquisitions of investment securities and certain mortgage-backed securities have also been classified as available for sale. As required by SFAS No. 115, available for sale securities have been recorded in the accompanying consolidated statement of financial condition at estimated fair value. The related net unrealized holding loss has been reported as a separate component
of equity, net of related income taxes.   Gain or loss on any sale of
investment securities classified as available for sale continues to be recorded based on the specific identification method.

Mortgage-backed securities held to maturity - Prior to the adoption of SFAS No. 115, the Company had both the intent and ability to hold its mortgage-backed securities to maturity, which securities were therefore classified in the accompanying consolidated statements of financial condition as held to maturity. Subsequent acquisitions of mortgage-backed securities have generally been classified as held to maturity when purchased. The securities are stated at cost, as adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the estimated life of the security. An allowance for loss on mortgage-backed securities held to maturity is recorded only when the security is deemed to be permanently impaired. Mortgage-backed securities are accounted for on a specific identification basis.

Reclassification of certain mortgage-backed securities from held to maturity to available for sale - The Company adopted the guidance provided by The Financial Accounting Standards Board ("FASB") in its publication A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities (the "Guide"). As provided in the Guide, the Company elected on December 14, 1995 to reclassify one mortgage-backed security from the held to maturity classification to the available for sale classification. The security which was reclassified comprised the entirety of mortgage-backed securities held by Bancshares. The effect of this reclassification did not have a material impact on the accompanying consolidated financial statements.

Loans receivable
Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and unpaid, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

The Company adopted the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, in 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The Company had previously measured the allowance for loan losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, there was no significant effect on the accompanying financial statements. At December 31, 1996, the Company had non-accrual loans aggregating $1.4 million, none of which were determined to be impaired.

Loan origination fees
Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is amortized to income using a method which approximates the interest method over the contractual lives of the loans.

Loans held for sale
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

Real estate owned
For real estate acquired through foreclosure and in-substance foreclosed assets, a new cost basis is established at fair value at the time of foreclosure through a charge to the allowance for loan losses with a valuation allowance established for estimated costs to sell. The charge to establish the valuation allowance is reflected in other expenses. Subsequent to foreclosure, foreclosed assets are carried at the lower of fair value, less estimated costs to sell, or cost, with the difference recorded as a valuation allowance on an individual asset's basis. Subsequent decreases in fair value and increases in fair value, up to the value established at foreclosure, are recognized as charges or credits to expense.

Premises and equipment
Office properties and equipment are carried at cost less accumulated depreciation. Renewals and betterments are capitalized, whereas repairs and maintenance are charged to expense as incurred. Depreciation is provided by the straight-line method at rates intended to distribute the cost of buildings and equipment over their estimated service lives of ten to fifty years and three to ten years, respectively.

Income taxes
Federal and state income taxes are recognized under the asset and liability method of accounting for income taxes prescribed by SFAS No. 109 Accounting for Income Taxes. Balance sheet amounts of deferred income taxes are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Recognition of deferred tax asset balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized.

Deferred tax expense or benefit is recognized for the change in deferred tax liabilities or assets between periods. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Savings Association Insurance Fund
The Bank is a member of the Savings Association Insurance Fund ("SAIF"). In 1996 legislation was passed in the United States Congress that required companies that are members of SAIF to pay a one-time premium to recapitalize the SAIF. In accordance with the Emerging Issues Task Force of the Financial Accounting Standards Board, the SAIF Special Assessment premium expense was recognized in the year the legislation was enacted. The Company recorded the expense of the one-time SAIF Special Assessment (65.7 basis points applied to March 31, 1995 deposit balances) of $1.1 million (approximately $0.39 per share after income taxes) in the third quarter of 1996.

Earnings per share
Earnings per share are computed based upon the weighted average number of shares outstanding during the period. Shares held by the Company's ESOP are considered outstanding only at such time as they are committed for release. The Company completed its initial stock offering in April 1995. Accordingly, earnings per share for the years prior to 1996 are not applicable. See, however, Note 22 for earnings per share information for the period April 13, 1995 through December 31, 1995.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
Certain reclassifications were made in the 1994 and 1995 financial statements in order for them to conform with the reporting format utilized in 1996.

Accounting promulgations newly implemented
In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights, an amendment to SFAS No. 65 Accounting for Certain Mortgage Banking Activities. This Standard amends certain provisions of SFAS No. 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. SFAS No. 122 was adopted on January 1, 1996 and applies prospectively to transactions in which the Company sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before adoption of SFAS No. 122. The effect of the adoption of SFAS No. 122 on 1996 was to increase gains on sales of loans by $97,000 and decrease loan fees by $11,000.

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 provided accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement is effective for tranfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively.
Earlier and retroactive application is not permitted. In December 1996, the FASB issued SFAS No. 127, Defferal of the effective Date of Certain Provisions of FASB Statement No. 125, which defers the effective date of certain tranfers and collateral provisions of SFAS No. 125 until January 1, 1998. The Company will adopt the provisions of the SFAS No. 125 subject to the provisions of SFAS No. 127 on January 1, 1997. Based on the Company's current operating activities, management does not believe that the adoption of this statement will have a material impact on the Company's financial condition or results of operations.

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents were comprised of the following:

                                                      December 31,
                                                     1995      1996
                                                     (In thousands)
                                                    ------    ------
Cash on hand                                        $  642    $1,195
Cash due from banks                                  2,620     2,989
Interest bearing deposits at FHLB of Atlanta         5,709        22
Other interest bearing accounts                         -         14
                                                    ------    ------
                                                    $8,971    $4,220
                                                    ======    ======
Cash due from banks at December 31, 1995 and 1996 includes aggregate bank balances of approximately $2.4 million and $2.6 million, respectively, which are not covered by FDIC insurance.

NOTE 3 - INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The Company's investment and mortgage-backed securities classified as available for sale consisted of the following:

                                            December 31, 1995
                                Amortized   Unrealized holding   Estimated
                                cost basis  Gains       Losses   market value
                                ----------  ------      ------   ------------
                                              (In thousands)
Investment securities
Maturity in less than one year:
U.S. Government and agency
  obligations                      $3,000     $15        $ (7)        $3,008

Maturity between one and five
 years:
U.S. Government and agency
  obligations                       5,840      30         (86)         5,784
                                   ------     ---        ----         ------
                                   $8,840      45         (93)        $8,792
Mortgage-backed securities         ======                             ======
Maturing in over ten years
FHLMC certificate                  $  424       7           -         $  431
                                   ======     ---        ----         ======
                                              $52        $(93)
                                              ===        ====

                                            December 31, 1996
                                Amortized   Unrealized holding   Estimated
                                cost basis  Gains       Losses   market value
                                ----------  ------      ------   ------------
                                              (In thousands)
Investment securities
Maturity in less than one year:
FHLB of Atlanta certificates
  of deposit                      $ 5,000   $  -         $  -        $ 5,000
U.S. Government and agency
  obligations                       1,000      -           (2)           998
Maturity between one and five
 years:
U.S. Government and agency
  obligations                       5,012      -          (62)         4,950
                                  -------   ------       -----       -------
                                  $11,012   $  -         $(64)       $10,948
                                  =======   ======       =====       =======

At December 31, 1995 and 1996, the portfolio of securities classified as available for sale have been recorded in the accompanying statement of financial condition at their estimated market value. The difference between amortized cost and estimated market value has been reflected as a separate component of equity, net of related income taxes:

                                                        December 31,
                                                       1995      1996
                                                      ------    ------
                                                       (In thousands)

Unrealized (loss) on securities available for sale     $(41)     $(64)
Deferred income taxes                                    15        24
                                                       -----     -----
Net unrealized (loss) on securities available for sale $(26)     $(40)
                                                       =====     =====

As described in Note 10, certain investment securities were pledged as collateral on FHLB advances.

NOTE 4 - MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The following summarizes the amortized cost basis, estimated market value and unrealized holding gains and losses related to investments in mortgage-backed securities classified as held to maturity:

                                            December 31, 1995
                                Amortized   Unrealized holding   Estimated
                                cost basis  Gains       Losses   market value
                                ----------  ------      ------   ------------
                                              (In thousands)
Maturing in one to five years:
FNMA certificates                  $  149    $  -        $(19)     $  130
FHLMC certificates                    246       5           -         251
Maturing in five to ten years:
GNMA certificates                     583      28           -         611
Maturing in over ten years:
GNMA certificates                     450      36           -         486
FNMA certificates                     513      27           -         540
FHLMC certificates                    763      48           -         811
                                   ------    ----        ----      ------
                                   $2,704    $144        $(19)     $2,829
                                   ======    ====        ====      ======

                                            December 31, 1996
                                Amortized   Unrealized holding   Estimated
                                cost basis  Gains       Losses   market value
                                ----------  ------      ------   ------------
                                              (In thousands)
Maturing in one to five years:
FNMA certificates                  $  105     $ 2        $  -      $  107
FHLMC certificates                    211       3           -         214
GNMA certificates                     119       4           -         123
Maturing in five to ten years:
FHLMC certificates                     28       2           -          30
GNMA certificates                     505      21          (1)        525
Maturing in over ten years:
GNMA certificates                     194      13           -         207
FNMA certificates                     151       5           -         156
FHLMC certificates                    574      20          (1)        593
                                   ------     ---       ------     ------
                                   $1,887     $70       $  (2)     $1,955
                                   ======     ===       ======     ======

The Company had the intent and ability to hold these mortgage-backed securities to maturity and in accordance with the provisions of SFAS No. 115 are recorded in the accompanying statement of financial condition at amortized cost. At December 31, 1995 and 1996, neither a disposal, nor conditions that could lead to a decision not to hold mortgage-backed securities classified as held to maturity, were reasonably foreseen. As described in Note 10, certain mortgage-backed securities were pledged as collateral on FHLB advances.

NOTE 5 - LOANS RECEIVABLE

Loans receivable consisted of the following:
                                                      December 31,
                                                     1995      1996
                                                    ------    ------
                                                     (In thousands)
Type of loan
One-four family residential mortgage loans,
  including loans held for sale                   $ 72,407  $ 66,863
Multi-family residential mortgage loans             12,036    13,045
Commercial mortgage and business loans              49,915    60,591
Construction loans                                   6,317     5,297
Consumer loans                                      15,486    17,701
                                                  --------  --------
Total loans                                        156,161   163,497
                                                  --------  --------
Less:
  Loans held for sale                                 (625)     (232)
  Undisbursed loans in process                      (2,271)   (1,928)
  Unamortized loan origination fees                   (276)     (192)
  Allowance for loan losses                         (1,509)   (1,659)
                                                  --------  --------
                                                    (4,681)   (4,011)
                                                  --------  --------
Total loans receivable, net                       $151,480  $159,486
                                                  ========  ========

Loans and participations serviced on behalf of the Company by others were approximately $5,802,000 and $5,185,000 at December 31, 1995 and 1996,
respectively. Loans and participations serviced by the Company on behalf of others were approximately $9,307,000 and $17,002,000 at December 31, 1995 and 1996, respectively.

The weighted average yield for all loans was 8.74% and 8.78% at December 31, 1995 and 1996, respectively.

The Company originates both adjustable and fixed interest rate loans. At December 31, 1995 and 1996, the composition of these loans was as follows:

       Fixed rate loans                           Adjustable rate loans
Term        December 31, December 31,  Term to rate  December 31, December 31,
to maturity   1995         1996        adjustment      1995         1996
               (In thousands)                           (In thousands)

1 mo - 1 yr  $17,792     $13,369       1 mo - 1 yr   $79,390      $84,325
1 yr - 5 yrs  22,612      29,705       1 yr - 5 yrs      820        2,100
Over 5 yrs    35,547      33,998       Over 5 yrs         -            -
             -------     -------                     -------      -------
             $75,951     $77,072                     $80,210      $86,425
             =======     =======                     =======      =======

The adjustable rate loans have interest rate adjustment limitations. The majority of the adjustable rate loans are indexed to the one-year treasury rate. Future market factors may affect the correlation of the interest rate adjustment with the rates the Company pays on the short-term deposits that have been primarily utilized to fund these loans.

Activity in the allowance for loan losses account is summarized as follows:

                                               Year ended December 31,
                                               1994     1995     1996
                                              ------   ------   ------
                                                   (In thousands)
Balance - Beginning of period                 $  801   $1,100   $1,509
Provision for loan losses                        327      565      270
Charge-offs                                      (34)    (197)    (210)
Recoveries                                         6       41       90
                                              ------   ------   ------
Balance - End of period                       $1,100   $1,509   $1,659
                                              ======   ======   ======

Loans to executive officers and directors are made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. The Company gives employees who are not directors or executive officers a preferred interest rate on adjustable-rate mortgages of up to 3/4%.

Loan activity relating to loans made to executive officers and directors and companies in which executive officers and directors own a significant interest is summarized as follows:

                 Balance                            Balance
Year ended       Beginning                          End
December 31,     of year    Advances   Repayments   of year
                            (In thousands)

 1994            $  125     $  103       $ 28       $  200
 1995            $  200     $1,463       $ 62       $1,601
 1996            $1,601     $  957       $337       $2,221

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment are summarized by major classifications as follows:

                                                December 31,
                                               1995      1996
                                              ------    ------
                                               (In thousands)
Land                                          $  583    $  583
Building and improvements                      3,490     3,669
Furniture, fixtures and equipment                983     1,204
                                              ------    ------
                                               5,056     5,456
Less - Accumulated depreciation               (2,013)   (2,001)
                                              ------    ------
                                              $3,043    $3,455
                                              ======    ======

Depreciation expense aggregated approximately $158,000, $178,000, and $227,000 during the years ended December 31, 1994, 1995, and 1996 respectively.

NOTE 7 - INVESTMENT IN FHLB STOCK

The Bank is a member of the FHLB System. As a member of this system, it is required to maintain an investment in the FHLB of Atlanta. Although the stock represents a form of equity interest in the FHLB of Atlanta, it does not meet the marketability criteria of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. because its ownership is restricted and it lacks a market. As a result, the FHLB stock is classified as a restricted investment security and is stated at cost.

NOTE 8 - ACCRUED INTEREST AND DIVIDENDS RECEIVABLE

Accrued interest receivable consisted of the following:
                                                        December 31,
                                                       1995      1996
                                                      ------    ------
                                                       (In thousands)

Interest on loans                                     $1,352    $1,525
Interest on investment and mortgage-backed securities    151       178
Dividends on Federal Home Loan Bank Stock                 25        25
                                                      ------    ------
                                                      $1,528    $1,728
                                                      ======    ======

NOTE 9 - DEPOSITS

Deposits by major classification and interest rate are summarized as follows:

                                                     December 31,
                                     Rates         1995          1996
                                 1995     1996    Amount   %    Amount    %
                                ------   ------   ------  ---   ------   ---
Demand accounts:                       (Dollars in thousands)
Non interest-bearing accounts     -      -    $ 2,238   1.7  $ 4,189   3.2
NOW accounts                    2.50%  2.50%    9,738   7.4   10,744   8.1
Money market demand accounts    3.00%  3.00%    2,988   2.3    2,908   2.2
Passbook accounts               2.75%  2.75%   19,627  14.9   17,839  13.4
Statement savings               2.875% 2.875%     785   0.6    1,486   1.1
                               ------  -----  -------  ----  ------- -----
                                               35,376  26.9   37,166  28.0
                                              -------  ----  ------- -----
Certificate accounts:
 2.00% to 6.00%                                64,397  48.8   68,573  51.6
 6.01% to 6.75%                                28,981  22.0   24,784  18.7
 6.76% to 7.75%                                 2,534   1.9      916   0.7
 Over 7.75%                                       579   0.4    1,361   1.0
                                             -------- -----  ------- -----
                                               96,491  73.1   95,634    72
                                             -------- ----- -------- -----
                                             $131,867 100.0 $132,800 100.0
                                             ======== ===== ======== =====

Weighted-average cost of interest-bearing
 deposits                                              5.01%          4.81%
                                                       ====           ====
Scheduled maturities of certificate accounts were as follows:

                                         December 31,
                                        1995      1996
                                       ------    ------
                                        (In thousands)

Less than one year                    $62,508   $72,197
One year to two years                  25,775    18,362
Two years to three years                5,352     4,989
Three years to four years               2,564        35
Over four year                            292        51
                                      -------   -------
                                      $96,491   $95,634
                                      =======   =======

As of December 31, 1995 and 1996, the Company had aggregate deposit accounts with balances of $100,000 or greater of approximately $15,163,000 and $16,594,000, respectively. Balances in excess of $100,000 are not covered by FDIC insurance.

Interest expense, by deposit type, for the years ended December 31, 1994, 1995 and 1996 is summarized as follows:
                                                  Year ended December 31,
                                                 1994      1995      1996
                                                ------    ------    ------
                                                      (In thousands)
NOW accounts                                    $  108    $  207    $  233
Money market demand accounts                       229        85        87
Passbook savings accounts, including
  statement savings in 1995 and 1996               800       662       542
Certificate accounts                             3,275     4,664     5,350
                                                ------    ------    ------
                                                $4,412    $5,618    $6,212
                                                ======    ======    ======
NOTE 10 - BORROWED FUNDS

Borrowed funds at December 31, 1995 and 1996 are comprised of the following:

                                                               December 31,
                                                              1995      1996
                                                             ------    ------
                                                              (In thousands)
Advances under a $30,000,000 Credit Availability Program(a)
 expiring May 14, 1997, interest rate determined daily at
 FHLB determined "spread" over the rate paid on FHLB
 overnight deposit accounts (aggregate of 6.90% at
 December 31, 1996), interest due monthly                    $   -     $9,000
Advances from Community Investment Fund:
 7.36% principal reducing credit advance dated May 1,
  1992, interest due monthly, principal due in equal
  quarterly installments of $13,514 commencing May
  1993 and continuing through May 2002                          351       297
 6.53% principal reducing credit advance dated November 2,
  1992, interest due monthly, principal due in equal
  quarterly installments of $18,919 commencing in
  November 1993 and continuing through November 2002            530       454
 6.91% principal reducing credit advance dated March 4,
  1994, interest due monthly, principal due in equal
  quarterly installments of $33,333 commencing in
  March 2004 and continuing through March 2009                  700       700
 7.49% principal reducing credit advance dated July 8,
  1994, interest due monthly, principal due in equal
  quarterly installments of $5,405 commencing in July
  1995 and continuing through July 2004                         189       168
5.27% advance under fixed rate credit plan dated August
  25, 1993, interest due monthly, principal due August
  25, 1998                                                    3,000     3,000
6.08% advance under fixed rate credit plan dated August
  25, 1993, interest due monthly, principal due August
  25, 2003                                                    2,000     2,000
5.93% advance under fixed rate credit plan dated June 7,
  1995, interest due monthly, principal due June 7,1997       5,000     5,000
6.28% advance under fixed rate credit plan dated October
  24, 1995, interest due monthly, principal due October
  24, 2000                                                    5,000     5,000
                                                            -------   -------
Total advances from Federal Home Loan Bank                   16,770    25,619

Advance under a $5,000,000 note to financial institution
 dated December 3, 1996, bearing interest at the financial
 institution's base rate (8.25% at December 31, 1996),
 principal and interest due March 1, 1997.(b)                    -      4,000
                                                            -------   -------
Total borrowings                                            $16,770   $29,619
                                                            =======   =======

     (a) The Company has a "Credit Availability" agreement with the Federal Home Loan Bank of Atlanta expiring in May 1997, which generally, limits the Company's aggregate borrowings to the amount of credit availability ($30 million). At December 31, 1996, the Company has unused credit availability of approximately $4.4 million.
     (b) The note is collateralized with the stock of the Bank and has restrictive provisions related to additional borrowings.

The Company's advances from the FHLB of Atlanta are secured by a blanket floating lien on qualifying first mortgage loans (approximately $66.6 million at December 31, 1996). Advances under the Credit Availability agreement are also secured by certain mortgage backed securities and investment securities having aggregate carrying amounts at December 31, 1996 of $1,597,000 and $2,460,000, respectively. The Company incurred interest expense on FHLB advances of approximately $624,000, $1,072,000 and $1,298,000 in 1994, 1995
and 1996, respectively.

Borrowed funds at December 31, 1996 have maturities and/or are scheduled to be liquidated in future years as follows:

                               Year ending      Principal
                               December 31,     reductions
                               -----------      ----------
                                              (In thousands)
                                 1997             $18,151
                                 1998               3,151
                                 1999                 151
                                 2000               5,151
                                 2001                 151
                                 2002 - 2006        2,562
                                 2007 - 2009          302
                                                  -------
                                                  $29,619
                                                  =======

NOTE 11 - INCOME TAXES

Income tax expense is comprised of the following elements of current and deferred Federal and state income taxes:

                                       Year ended December 31,
                                      1994      1995      1996
                                     ------    ------    ------
                                           (In thousands)
 Current income tax expense:
     Federal                         $  807    $1,226      $464
     State                               76        90         3
                                     ------    ------      ----
                                        883     1,316       467
                                     ------    ------      ----

 Deferred income tax expense
  (benefit):
     Federal                            736      (252)     (462)
     State                                5         5       (29)
                                     ------    ------      ----
                                        741      (247)     (491)
                                     ------    ------      ----
                                     $1,624    $1,069      $(24)
                                     ======    ======      ====

Bancshares and the Bank have elected to file separate Federal and state income tax returns for 1995 and 1996. As of December 31, 1995, the Company had prepaid Federal income taxes of approximately $164,000 and a liability for unpaid state income taxes of approximately $92,000. At December 31, 1996, the Company had prepaid Federal income taxes of approximately $282,000 and a liability for unpaid state income taxes of approximately $3,000.

The provisions for income taxes are different than the amounts determined by applying the Federal statutory rate to income before income taxes due to the following:
                                                    Year ended December 31,
                                                    1994      1995      1996
                                                   ------    ------    ------
                                                         (In thousands)

Expected income tax, at statutory rate             $  865    $1,028      $175
Dividends paid on unearned employee compensation,
  taxable to the recipient and deductible by the
  Company as compensation                              -         -       (155)
Charitable contribution of appreciated property        -         -       (105)
Dividends paid on allocated ESOP shares                -         -        (25)
Excess of fair value over cost of ESOP shares
  committed for release                                -         -        118
Financial reporting bad debt provision in excess of
  allowable bad debt deduction for income
  tax reporting purposes through September 30, 1994    57        -         -
Excess of REO revenues and net sale gains over
  related operating expenses through September 30,
  1994                                                 (5)       -         -
Recognition at September 30, 1994 of income tax bad
  debt reserve remaining base year amount             673        -         -
Federal Home Loan Bank stock dividends
Dividend received deduction                           (20)      (23)      (24)
State excise taxes based on income, net of Federal
  income tax expense (benefit)                         54        63       (17)
Nontaxable municipal interest, net of related
  nondeductible interest carrying costs                -         -         -
Other, net                                             -          1         9
                                                   ------    ------    ------
Total income tax expense (benefit)                 $1,624    $1,069      $(24)
                                                   ======    ======    ======
Effective income tax rate                           63.84%    35.35%   (4.71)%
                                                   ======    ======    ======

Deferred income tax expense (benefit) results from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes.  Deferred income taxes are also provided on certain components of equity.  The sources and tax effects of these temporary differences and the separately  stated components of equity resulting in deferred income taxes are as follows:

                              Deferred tax (benefit) liability related to:

  Temporary                                                                                             Accrued
  reporting            Bad debt deduction    Loan   Accumulated   Prepaid   Contribution                compensated
  differences          (Asset)   Liability   Fees   Depreciation  Expenses  carryforward  MRDP   Other  absences    Total
---------------        -------   ---------   ----   ------------  --------  ------------  -----  -----  --------   ------
                                                           (In thousands)
Balance-December 31,
 1993                   $   -     $     -    $(139)    $   25        $  42      $    -     $  -   $  -    $   -     $ (72)
1994 changes             (334)      1,028      16          2           29           -        -      -        -       741
                       ------    --------   -----     ------        -----      -------    -----  ----    -----     -----
Balance-December 31,
 1994                    (334)      1,028    (123)        27           71           -        -      -        -       669
1995 changes             (123)       (171)     22          1           24           -        -      -        -      (247)
                       ------    --------   -----     ------        -----      -------    ----- -----    -----     -----
Balance-December 31,
 1995                    (457)        857    (101)        28           95           -        -      -        -       422
1996 changes              (52)       (172)     62          2           37         (268)    (45)    (7)     (48)    (491)
                       ------    --------   -----     ------        -----      -------    ----- -----    -----     -----
Balance-December 31,
 1996                  $ (509)   $    685   $ (39)    $   30        $ 132      $  (268)  $ (45) $  (7)   $ (48)     (69)
                       ======    ========   =====     ======        =====      =======   ====== =====    =====

Equity components at
 December 31, 1996:
 Deferred taxes related
 to unrealized loss on
 securities available
 for sale ($15,000 in
 1995)                                                                                                               (24)
                                                                                                                   -----
Net deferred income
 taxes at December 31,
 1996                                                                                                                $(93)
                                                                                                                   ======
                                                                 34

Prior to 1995, the Association having met certain conditions as a qualified thrift institution, had been allowed a special bad debt deduction based on a percentage of taxable income (in most recent years, 8%). The Association utilized the percentage of taxable income method in 1993 and 1994 to determine taxable income for Federal income tax purposes. Prior to September 30, 1994, due to the indefinite reversal criteria contained in related accounting promulgations, deferred income taxes were not provided on the difference between the tax basis allowance for bad debts and that recognized for financial reporting purposes. Retained earnings at December 31, 1993 included approximately $2,130,000 representing such bad debt deductions for which no deferred income taxes had been provided. The related unrecorded deferred income tax liability was approximately $725,000 at December 31, 1993.

As provided in SFAS No. 109, Accounting for Income Taxes, when the Association adopted the Plan of Conversion described in Note 19, the indefinite reversal criteria related to this difference no longer existed, as upon conversion to a commercial bank, the Bank would be required to recapture the excess tax basis allowance. As a result, the provision for income taxes for 1994 includes a deferred tax charge of approximately $673,000 directly related to the reversal of the excess tax basis allowance of $1,978,000 at September 30, 1994. Subsequent to September 30, 1994, deferred income taxes have been provided on the originating differences between the tax basis allowance for bad debts and that recognized for financial reporting purposes.

As of December 31, 1994, the recording of the deferred taxes resulted in the Company's recognition of a deferred tax liability of approximately $1,028,000 (the tax effect of the excess of percentage of income tax basis reserve over the estimated tax reserve which the Bank is allowed for income tax purposes) which amount is payable ratably over a 6-year period. The deferred tax liability was $857,000 and $685,000 at December 31, 1995 and 1996, respectively. Current income taxes for 1995 and 1996 included $171,000 and $172,000, respectively, of the original deferred tax liability. Additionally, as of December 31, 1995 and 1996, the Company has recorded deferred tax assets of $457,000 and $509,000, respectively, related to the tax effect of the excess of the bad debt reserve recognized for financial reporting purposes over the Company's estimated restated tax basis bad debt reserve.

NOTE 12 - PENSION PLAN

The Company has a defined benefit noncontributory retirement plan (the "Plan") covering substantially all of its employees. Benefits are generally based upon the fractional rule based on service. It is the Company's policy to make contributions to the Plan sufficient to meet minimum funding requirements of applicable laws and regulations. Plan assets consist principally of passbook savings, certificates of deposit and life insurance. Effective as of January 1, 1989, the Company adopted SFAS No. 87, Employers' Accounting for Pensions.

A summary of the Plan's funded status and the amounts recognized in the statements of financial condition is as follows:
                                                             December 31,
                                                            1995      1996
                                                           ------    ------
                                                            (In thousands)
Accumulated benefit obligation, including vested
  benefits of $880 in 1995 and $948 in 1996                $ (890)   $ (957)
Additional benefits due to future service costs              (137)     (205)
                                                           ------    ------
Projected benefit obligation                               (1,027)   (1,162)
Plan assets at fair value (including passbook savings
  and certificates of deposit in the Company of
  $908 in 1995 and $984 in 1996)                              908       984
                                                           ------    ------
Unfunded status                                              (119)     (178)
Unrecognized prior service cost                                -         -
Unrecognized net loss amount                                  381       544
Unrecognized transition amount                                 (2)       (2)
                                                           ------    ------
Prepaid pension cost                                       $  260    $  364
                                                           ======    ======

Under the provisions of SFAS No. 87, if the Plan's accumulated benefit obligation exceeds the fair value of Plan assets, a minimum pension plan liability must be recorded equal to the unfunded accumulated benefit obligation plus the prepaid pension cost. In accordance with the provisions of SFAS No. 87, an additional minimum liability was recorded at December 31, 1993 as a liability and reported as a separate component of equity, net of related tax benefits. No such liability was recorded at neither December 31, 1995 or 1996 because as Plan assets exceeded the accumulated benefit obligation at both dates.

A summary of the components of net pension expense is as follows:
                                                     Year ended December 31,
                                                    1994      1995     1996
                                                    ----      ----     ----
                                                         (In thousands)
Service cost for benefits earned during the year     $ 43      $ 41     $ 56
Interest on weighted benefit obligation                55        62      71
Return on Plan assets                                 (17)      (37)    (54)
Net amortization and deferral                         (23)      (11)      5
                                                     ----      ----     ----
Net periodic pension expense                         $ 58      $ 55     $ 78
                                                     ====      ====     ====

Assumptions used in determining the above actuarial information are as follows:
                                                   December 31,
                                             1994      1995      1996
                                            ------    ------    ------
Measurement date                        December 31, December 31, December 31,
                                             1994      1995       1996
Assumed rate of return on Plan assets           7%        7%        7%
Discount rate for Plan obligation -
  Pre-retirement                              7.5%      7.5%      7.5%
Discount rate for Plan obligation -
  Post-retirement                               7%        7%        7%
Projected compensation increase                 3%        3%        3%

NOTE 13 - STOCK OWNERSHIP AND OPTION  PLANS

Employee Stock Ownership Plan
In connection with the conversion to stock form, as described in Note 19, the Bank established an internally-leveraged Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of the Bank's participating employees meeting certain eligibility requirements. In general, participating employees must be full-time employees (defined as an employee working 1,000 hours or more during an employment year) with one or more years of service and must have attained the age of 21 years.

The ESOP borrowed funds from the Company in an amount sufficient to purchase 163,990 shares (8% of the Common Stock issued in the conversion). The loan is secured by the shares purchased and will be repaid by the contributions to the ESOP by the Bank and any other earnings on ESOP assets. The loan has an outstanding balance of $1,530,596 and $401,106 as of December 31, 1995 and 1996, respectively.

Accounting for the ESOP is in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans issued by the American Institute of Certified Public Accountants. Accordingly, the Company's loan to the ESOP is reflected as a reduction of stockholders' equity as "unearned employee compensation". The loan is being repaid by the ESOP with minimum monthly payments of $20,774 (including interest at floating Wall Street Journal prime - 8.25% at December 31, 1996) over a maximum 10-year period.
The ESOP is expected to cover its debt service requirements through discretionary contributions to the ESOP by the Bank and through dividends paid on shares of Company common stock held by the ESOP. The shares held by the ESOP are committed for release from collateral as principal repayment of the loan is made. At such time, unearned employee compensation is reduced by the cost basis of shares released and compensation is charged for the fair value of such shares at the date of release. Any difference between the cost basis and fair value of shares committed for release is charged or credited to additional paid-in capital, net of related income taxes. As shares are committed for release, they become outstanding for earnings per share computations.
                                     36
PAGE

Shares committed for release are held in a suspense account for allocation among participants. Contributions to the ESOP and shares released from the suspense account are allocated among participants at the end of each Plan year (December 31) in proportion to their compensation relative to total compensation of all active participants. Benefits generally become 100% vested after five years of credited service. Vesting is accelerated upon retirement, death or disability. Since the Company's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

Dividends paid on unallocated ESOP shares are recorded as reductions of debt and accrued interest, whereas dividends on allocated ESOP shares are recorded as a reduction in retained earnings. The following summarizes activity related to the ESOP for the period since April 13, 1995:

                                Unearned employee     Additional
                                  compensation        paid-in     Compensation
                                Shares     Amount     capital     expense
                                -------    ------     -------     -------
                                       (Dollars in thousands)
1995
Acquisition of shares by ESOP  (163,990)  $(1,640)

Shares committed for release:    10,930       109        $ 29      $  138
                                -------   -------        ----      ------
Balances - December 31, 1995   (153,060)   (1,531)

1996
Shares committed for release:   112,949     1,130        $347      $1,477
                                -------   -------        ----      ------
Balances - December 31, 1996    (40,111)  $  (401)
                                =======   =======

Management Recognition and Development Plan
On April 17, 1996, the Company established the 1996 Management Recognition and Development Plan (the "MRDP"). The MRDP was established in order to increase the proprietary and vested interest of certain key Company employees and Directors in the growth, development and financial success of the Company by granting them awards of a maximum of 82,000 restricted shares of the Company's common stock. Among other provisions of the MRDP, the MRDP shares are restricted as to transferability prior to vesting, which vesting is to occur over a five-year period at a rate of 20% per year, commencing one year after the original date of grant.

As of December 31, 1996, the Company has awarded the 82,000 restricted shares the Company's common stock in accordance with the terms and conditions of the MRDP. The restricted shares were obtained from stock held in treasury (54,906 shares) and from authorized and unissued common stock (27,094 shares) and were recorded to unearned employee compensation at the then prevailing market price of the company's common stock ($15.75 per share). Unearned compensation related to the MRDP is reflected as a reduction of stockholders' equity and is being amortized to expense on a ratable basis over the five-year vesting period. MRDP amortization expense was $172,000 in 1996.

Stock Option Plan
On April 17, 1996, the Company established the 1996 Stock Option Plan (the "Plan"). The Plan was established in order to promote the interests of the Company by attracting, retaining and motivating exceptional executive personnel and other key employees and Directors of the Company. The Plan sets an exercise price not less than 100% of the per share fair market value at the date of grant (110% under certain circumstances), contains various anti-dilution/enlargement provisions, and generally provides for vesting of awards at a rate of 20% per year on each of the first through fifth anniversary dates of the grant. Options are generally exercisable until the tenth anniversary date of the grant.

The Plan provides that a maximum of 204,988 options to acquire the Company's common stock may be granted under the Plan. Commensurate with its April 17, 1996 adoption of the Plan, the Board of Directors granted awards aggregating 102,492 share options to the Company's Directors and certain key Company employees, at an exercise price equal to the fair market value per share at the date of grant ($15.75 per share, which amount was subsequently adjusted in accordance with Plan provisions to $11.75 per share so as to give appropriate recognition to the effects of 1996 Special dividends).

The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, on January 1, 1996. SFAS No. 123 encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation cost would be shown as an expense on the income statement. Companies may choose to continue to measure compensation for stock-based plans using the intrinsic method of accounting prescribed by APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees. Entities electing to continue the accounting prescribed in APB 25 will be required to disclose in the notes to the financial statements what net income and earnings per share would have been if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Such pro forma net loss and net loss per share amounts were not material to the Company in 1996.

NOTE 14 - REGULATORY COMPLIANCE

The Bank is required to maintain specific amounts of capital pursuant to FDIC requirements. Additionally, the Company, pursuant to requirements of the Federal Reserve, is also subject to minimum capital requirements. As summarized below, both the Bank and the Company are in compliance with all such requirements at December 31, 1996:

                                        Bank                Company
                                         Percentage of          Percentage of
                                         adjusted total         adjusted total
                                  Amount  assets         Amount  assets
                                  ------  ------         ------  ------
                                          (Dollars in thousands)

GAAP capital                     $24,032                $21,042
Adjustments:
Mortgage servicing rights            (86)                   (86)
Net unrealized loss on securities
  available for sale                  52                     40
                                 -------                -------
Tier 1 capital                    23,998  13.01%         20,996   11.38%
Minimum Tier 1 (leverage)
  requirement                      7,378   4.00%          7,379    4.00%
                                 -------  -----         -------   -----
Excess                           $16,620   9.01%        $13,617    7.38%
                                 =======  =====         =======   =====

Risk-based capital               $25,657  18.20%        $22,655   16.07%
Minimum risk-based capital
  requirement                     11,279   8.00%         11,280    8.00%
                                 -------  -----         -------   -----
Excess                           $14,378  10.20%        $11,375    8.07%
                                 =======  =====         =======   =====

As an Alabama state-chartered bank which is not a member of the Federal Reserve System, the Bank is required by Alabama law to maintain at all times a reserve (comprised of cash on hand) based upon average daily deposits of the Bank. Since becoming subject to this regulation, the Bank has fully complied with its requirements. At December 31, 1996, the Bank's qualifying reserves of approximately $1.0 million significantly exceeded the required reserve of $267,000.

NOTE 15 - INTEREST RATE RISK

The Company is engaged principally in providing first mortgage loans to individuals and commercial enterprises. At December 31, 1996, the Company's interest earning assets consisted of approximately 51% fixed interest rates and approximately 49% adjustable interest rates (48% and 52%, respectively, at December 31, 1995). Approximately 97% of the Company's assets at December 31, 1996 earned interest. Those assets were funded primarily with short-term liabilities that have interest rates that vary with market rates over time. The shorter duration of the interest-sensitive liabilities indicates that the Company is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income. Conversely, in a stable or decreasing rate environment, the Company's asset value and net interest income will show improvement.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Loan commitments and other matters

The Company makes loan commitments and incurs contingent liabilities in the normal course of business. The Company is, from time to time, a defendant in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability, if any, arising from litigation outstanding at December 31, 1996 will have a materially adverse effect on the financial statements.

Outstanding loan commitments issued by the Company (excluding loans in process) in the normal course of business were comprised of unused advances under line-of-credit agreements totaling $7,454 as of December 31, 1996.

NOTE 17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, letters of credit, interest rate caps and floors written on variable rate loans. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, and letters of credit are represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. For interest rate caps and floors, the contract or notional amounts do not represent exposure to credit loss.
                                                 Contract or notional amount
                                                         December 31,
                                                        1995      1996
                                                        ----     ----
                                                        (In thousands)
Financial instruments and contract amounts
  which represent credit risk:
Commitments to extend credit                           $2,728    $2,939
Unused lines of credit                                 $7,932    $7,454

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 1996 outstanding letters-of-credit aggregated $606,000.

NOTE 18 - SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

Substantially, all of the Company's business activity is with customers located in Lauderdale and Colbert Counties, and surrounding counties in Northwest Alabama. As such, a significant portion of its loan portfolio is collateralized by real estate located in the same geographic location.

NOTE 19 - CONVERSION

On September 30, 1994, and as subsequently amended, the Board of Directors of First Federal Savings and Loan Association of Florence adopted a plan of conversion to convert the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, the concurrent formation of a holding company (Bancshares) for the Association and the subsequent conversion of the Association from a federally chartered stock savings and loan association to an Alabama-chartered commercial bank (the Bank). Pursuant to provisions of the plan, shares of stock in Bancshares were offered through a Subscription Offering to the Association's eligible account holders, a newly formed tax qualified employee stock benefit plan and other members of the Association. As provided in the Plan, the aggregate purchase price of the stock was determined based on an independent appraisal of the Association, reflecting the estimated pro forma market value of the Association as a subsidiary of Bancshares.

On April 13, 1995, Bancshares completed the initial public offering of its $.01 par value common stock wherein a total of 2,049,875 common shares were issued for net proceeds of $19,577,000 (net of offering costs of $922,000). Of the net proceeds, approximately $9,789,000 was utilized to acquire all of the capital stock issued by the Association, approximately $1,640,000 was utilized to finance the ESOP's purchase of 163,990 common shares, and approximately $8,148,000 was retained by Bancshares for general corporate purposes. The Association converted to an Alabama-chartered commercial bank on June 10, 1995.

NOTE 20 - STOCK REPURCHASE PROGRAM

In October 1995, the Company's Board of Directors approved a Stock Repurchase Program whereby the Company may repurchase up to 102,493 shares of its common stock, which number of shares represents 5% of the Company's issued common stock. In June 1996 the Company's Board of Directors approved an extension of the Stock Repurchase Program whereby the Company, upon completion of the repurchase original 102,493 shares of its common stock, could then repurchase up to an additional 102,493 shares of its common stock. The ongoing program has resulted in the 1995 and 1996 acquisition of 49,906 and 114,400 shares, respectively, of Company common stock (aggregating 7.9% of issued shares) at an aggregate cost of $757,000 and $1,501,000 in 1995 and 1996, respectively. 54,906 of such shares were utilized in the funding of the MRDP and 109,400 are held in treasury at December 31, 1996.

NOTE 21 - BANK DIVIDEND RESTRICTIONS

As required by OTS regulations, the Association established a liquidation account at the time of the conversion. The liquidation account (which account was assumed by the Bank) is maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The initial balance of this liquidation account was equal to the Association's net worth as defined by OTS regulations as of the date of the latest statement of financial condition contained in the final offering circular. The liquidation account will be reduced annually to the extent the eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank (and only in such event) each eligible holder shall be entitled to receive a liquidation distribution from this account in the amount of the then current adjusted balance for deposits then held, before any liquidation distribution may be made to the Bank's stockholder, Bancshares. The liquidation account restricts the Bank's use of its net worth related to the repurchase of its stock from or payment of dividends to Bancshares.

The Bank may not declare or pay a cash dividend on any of its capital stock if the effect thereof would cause the Bank's regulatory capital to be reduced below the amount required for the liquidation account, which account, was assumed by the Bank. In addition, the Bank is subject to restrictions on dividends under the Alabama Banking Code, which provides that an Alabama state bank must transfer to surplus each year at least 10% of its net earnings (and thus cannot declare or pay a dividend in excess of 90% of net earnings) until its surplus equals at least 20% of its capital. Furthermore, the Bank must obtain regulatory approval to declare dividends in any calendar year in excess of the total of its net earnings of that year combined with its retained net earnings of the preceding two years, less any required transfers to surplus.

                                     40
PAGE

NOTE 22 - FIRST SOUTHERN BANCSHARES, INC. PARENT COMPANY ONLY FINANCIAL
STATEMENTS

Condensed parent company only financial statements for First Southern Bancshares, Inc. are set forth below:

CONDENSED BALANCE SHEET (In thousands)
                                                        December 31,
                                                       1995      1996
                                                      ------    ------
ASSETS
Cash and cash equivalents                            $   182   $   666
Notes receivable                                       5,931       401
Investment and mortgage-backed securities
  available for sale                                   2,797        -
Investment in wholly-owned subsidiary                 22,620    24,032
Other assets                                              53        22
                                                     -------   -------
TOTAL ASSETS                                         $31,583   $25,121
                                                     =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes payable                                        $    -    $ 4,000
Income taxes currently payable                            16         3
Deferred income taxes                                     14        -
Other accrued liabilities                                 58        76
                                                     -------   -------
Total liabilities                                         88     4,079

STOCKHOLDERS' EQUITY                                  31,495    21,042
                                                     -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $31,583   $25,121
                                                     =======   =======

CONDENSED STATEMENT OF INCOME (In thousands, except share amounts)

                                               Period from
                                               April 13, 1995    Year
                                               through           ended
                                               December 31,      December 31,
                                                1995              1996
                                               ------            ------
INCOME
Equity in earnings of wholly-owned subsidiary  $1,277            $  510
Interest                                          487               276
                                               ------            ------
Total income                                    1,764               786
EXPENSES                                           88               231
                                               ------            ------
Net income before income taxes                  1,676               555
Provision for income taxes                        146                17
                                               ------            ------
NET INCOME                                     $1,530            $  538
                                               ======            ======

EARNINGS PER SHARE DURING THE PERIOD            $0.82             $0.28

DIVIDENDS PER SHARE, REGULAR AND SPECIAL       $0.225             $5.90

DIVIDEND PAYOUT RATIO DURING THE PERIOD         27.60%          2077.33%

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD             1,875,626         1,894,241

CONDENSED STATEMENT OF CASH FLOWS (In thousands)

                                                Period from
                                                April 13, 1995    Year
                                                through           ended
                                                December 31,      December 31,
                                                 1995              1996
                                                ------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $ 1,530           $   538
Adjustments to reconcile net income to net
 cash provided by operations:
 Equity in earnings of wholly-owned subsidiary  (1,277)             (510)
 Amortization of premium (accretion of
  discount) on investment securities                 2                (1)
 (Increase) decrease in other assets               (53)               31
 (Decrease) in income taxes payable                 -                (13)
 Increase in other accrued liabilities              74                18
                                               -------           -------
Cash flows from operating activities               276                63
                                               -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of 100% of First Southern
  Bank common stock                             (9,789)               -
Acquisition of investment and mortgage-
  backed securities                             (4,520)               -
Acquisition of note receivable from subsidiary  (4,400)               -
Maturity and sales of investment and mortgage-
  backed securities                              1,758             2,804
Principal reductions in notes receivable           109             5,530
                                               -------           -------
Cash flows from(used in) investing activities  (16,842)            8,334
                                               -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash proceeds from sale of stock in
  initial public offering                       17,937                -
Proceeds from borrowings                            -              4,250
Repayments of borrowings                            -               (250)
Cash dividends, including dividends on
  unallocated ESOP shares                         (461)          (12,021)
Acquisition of treasury stock                     (757)           (1,501)
  ESOP shares committed for release                 29             1,477
  Amortization of MRDP shares                       -                172
  Equity in reserves of wholly-owned subsidiary     -                (40)
                                               -------           -------
Cash flows from (used in) financing activities  16,748            (7,913)
                                               -------           -------
INCREASE IN CASH AND CASH EQUIVALENTS              182               484

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD     -                182
                                               -------           -------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $   182           $   666
                                               =======           =======

NOTE 23 - CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair value of financial instruments as of December 31, 1996 are summarized as follows:
                                              Carrying   Fair
                                              amount     value
                                              ------     ------
                                                (In thousands)
FINANCIAL ASSETS
Cash and cash equivalents                   $  4,220   $  4,220
Investment securities                         10,948     10,948
Mortgage-backed securities                     1,887      1,955
Loans receivable, net                        159,486    161,315
Loans held for sale                              232        232
Federal Home Loan Bank stock                   1,357      1,357
Accrued dividends and interest receivable      1,728      1,728
                                            --------   --------
                                            $179,858   $181,755
                                            ========   ========

FINANCIAL LIABILITIES
Deposits:
  Demand accounts                           $ 37,166   $ 37,166
  Certificates of deposit                     95,634     95,235
Unsecured debt                                 4,000      4,000
Advances from Federal Home Loan Bank          25,619     25,619
                                            --------   --------
                                            $162,419   $162,020
                                            ========   ========

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. In addition, SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles, and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate the value:

     Cash and cash equivalents
     Based upon the nature of the instrument, carrying value approximates fair value.

     Investment and mortgage-backed securities
     Fair value was determined based upon quoted market prices and/or dealer quotes.

     Loans receivable and loans held for sale
     The fair value of loans receivable was estimated (1) by market value for those loans which have a readily available market, and (2) discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and with the same remaining term to maturity, as adjusted for an estimate of borrower prepayments and estimated loan losses. The fair value of loans held for sale, which instruments were of recent creation and reflect currently existing market rates and attributes, approximates their carrying value.

     Federal Home Loan Bank stock
     The carrying value of the Federal Home Loan Bank stock reasonably reflects its fair value.

     Accrued dividends and interest receivable
     Based upon the nature of the instrument, the carrying value approximates fair value.

     Deposits
     The carrying value of demand deposits and other non fixed maturity deposit accounts reflects the amount payable on demand and therefore, is a reasonable approximation of fair value. The estimated fair value of certificates of deposit were estimated by discounting future cash flows using the rates currently being offered for deposits of similar remaining maturities.

     Advances from Federal Home Loan Bank
     The estimated fair value of Federal Home Loan Bank loan balances was determined by discounting future cash flows using the rates currently being offered by Federal Home Loan Bank on advances having similar characteristics.

     Off-balance sheet financial commitments
     The Company had $10.4 million of off-balance sheet financial commitments as of December 31,1996, which are commitments to originate loans and unused lines of credit. Since these obligations are based on current market rates, the carrying amount is considered to be a reasonable estimate of fair value.

By their nature, estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Changes in any of the assumptions used in calculating fair value could significantly affect the estimates. Further, the fair value estimates were calculated as of December 31, 1996. Subsequent changes in market interest rates and other conditions could significantly change the fair value.

Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has significant assets and liabilities that are not considered financial assets or liabilities including deposit franchise value, loan servicing portfolio, real estate, deferred tax liabilities, premises and equipment, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

                          COMMON STOCK INFORMATION

The common stock of First Southern Bancshares, Inc. is quoted on The NASDAQ National Stock Market under the symbol "FSTH." As of March 1, 1997, First Southern Bancshares, Inc. had 684 shareholders and 1,967,569 shares of common stock outstanding. This does not include the number of persons or entities who hold the stock in nominee or "street name."

Bancshares' ability to pay dividend depends primarily upon the Bank's ability to pay dividends. As discussed in Note 21 to the consolidated financial statements, the Bank's ability to pay dividends is restricted by regulatory capital requirements, the required maintenance of a liquidation account established by First Federal Savings and Loan Association of Florence (which account was assumed by the Bank), and provisions of the Alabama Banking Code.

The following table sets forth per share market prices and dividend information for Bancshares common stock. Information is not applicable for any date or period prior to April 13, 1995, the date of Bancshares' initial common stock issuance. Dividends are listed by quarter in which declared by the Board of Directors.


1995                High      Low      Dividend
                   ------   ------     --------
First quarter        N/A      N/A          N/A

Second quarter     $13.25   $10.00        $0.10

Third quarter      $15.25   $12.50        $ -

Fourth quarter     $15.50   $14.25       $0.125


1996                High      Low      Dividend
                   ------   ------     --------
First quarter      $16.75   $14.75      $0.125

Second quarter     $18.75   $11.50      $3.525

Third quarter      $12.75   $11.75      $0.125

Fourth quarter     $15.25   $12.00      $2.125

                       DIRECTORS AND OFFICERS OF
                  FIRST SOUTHERN BANCSHARES, INC. AND
                          FIRST SOUTHERN BANK

MEMBERS OF THE BOARDS OF DIRECTORS                     OFFICERS

William E. Batson - Chairman of the Board         Charles L. Frederick, Jr.
Self-employed accountant                          President/Chief Executive
                                                   Officer

Charles L. Frederick, Jr.                         Thomas N. Ward
President and Chief Executive Officer             Executive Vice President and
First Southern Bancshares, Inc.                    Chief Operating Officer
 and First Southern Bank
                                                  Glenda Young
Thomas N. Ward                                    Vice President and Treasurer
Executive Vice President and Chief
 Operating Officer
First Southern Bank                               Marva Kaye Townsend
                                                  Assistant to the President
                                                    and Corporate Secretary
Milka S. Duke - Retired
Former officer of First Federal Savings and
 Loan Association of Florence                     Linda Allen
                                                  Vice President
Kenneth Williams - Retired
Partner of Williams & Son Oil Co.                 Tyler Calhoun III
                                                  Vice President
J. Acker Rogers
Partner - Rogers, Carlton & Associates, Inc.      Kenneth McLain
                                                  Vice President
Gary Gamble
President and owner of TransMart, Inc.            Brenda Tease
                                                  Vice President
James E. Bishop
President and owner of Jim Bishop Chevrolet GEO   Irene Woods
Buick Oldsmobile, Inc.                            Vice President

                                                  Jerry Hastings
                                                  Vice President

                                                  Brent Turpen
                                                  Controller

                                                  Sharon Robbins
                                                  Assistant Corporate
                                                   Secretary

                                                  Donna Ezekiel
                                                  Assistant Vice President

                                                  Marsha Rochester
                                                  Assistant Vice President

                            COMPANY INFORMATION

Corporate Headquarters            Transfer Agent

102 South Court Street            Registrar and Transfer Agent
Florence, Alabama 35630           10 Commerce Drive
                                  Cranford, New Jersey  07016

Independent Auditors              Common Stock

Marmann & Associates, P.C.        The NASDAQ National Market System
900 E. Second St.                 NASDAQ Symbol:  FSTH
Sheffield, Alabama 35660


Special Counsel

Breyer & Aguggia
1300 I Street, N.W.
Suite 470 East
Washington, D.C. 20005

------------------------------------------------------------------------------
                              ANNUAL MEETING

The Annual Meeting of Stockholders will be held Wednesday, April 16, 1997, at 10:00 a.m., Central Time, at the main office of First Southern Bank, 102 South Court Street, Florence, Alabama. Stockholders of record as of the close of business on March 1, 1997 are those stockholders entitled to notice of and to vote at the Annual Meeting.

------------------------------------------------------------------------------

A COPY OF THE ANNUAL REPORT ON FORM 10-KSB, INCLUDING FINANCIAL STATEMENTS, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS AS OF THE RECORD DATE FOR VOTING AT THE ANNUAL MEETING OF STOCKHOLDERS UPON WRITTEN REQUEST TO THE SECRETARY OF FIRST SOUTHERN BANCSHARES, INC., 102 SOUTH COURT STREET, FLORENCE, ALABAMA 35630.
------------------------------------------------------------------------------

                                 Exhibit 21

                      Subsidiaries of the Registrant

                                Exhibit 21

                       Subsidiaries of the Registrant

Parent
------

First Southern Bancshares, Inc.

                                      Percentage     Jurisdiction or
Subsidiaries (a)                      of Ownership   State of Incorporation
----------------                      ------------   ----------------------

First Southern Bank                       100%              Alabama

--------------------
(a) The operation of the Company's wholly owned subsidiary is included in the Company's Financial Statements contained in the Annual Report attached hereto as Exhibit 13.