Form 10QSB
period 1997-03-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 1997-05-15
CIK 934302

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-QSB

(Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

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

                Yes  [X]     No  [ ]


               APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,928,749 shares of $.01 par value common stock as of May 7, 1997.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB
MARCH 31, 1997
TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated statements of financial condition (unaudited)                1

Consolidated statements of income (unaudited)                             2

Consolidated statement of stockholders' equity (unaudited)                3

Consolidated statements of cash flows (unaudited)                         4

Selected notes to consolidated financial statements (unaudited)           6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                        7

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                               12

ITEM 2 - CHANGES IN SECURITIES                                           12

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                 12

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS               12

ITEM 5 - OTHER INFORMATION                                               12

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                12

SIGNATURES                                                               13

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED  (In thousands)


                                                        December 31, March 31,
                                                           1996        1997
ASSETS                                                    ------      ------
Cash and cash equivalents                                 $4,220      $5,463
Investment securities available for sale, at market       10,948       5,952
Mortgage-backed securities, held to maturity, at cost      1,887       1,824
Loans held for sale, at cost, which approximates market      232         148
Loans receivable, net                                    159,486     165,755
Foreclosed real estate                                       198         118
Premises and equipment, net                                3,455       3,450
Federal Home Loan Bank stock, at cost                      1,357       2,276
Accrued interest receivable                                1,728       1,701
Deferred income taxes                                         93          89
Other assets                                                 880         534
                                                          ------      ------
TOTAL ASSETS                                            $184,484    $187,310
                                                         =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                $132,800    $136,743
Advances from Federal Home Loan Bank                      25,619      28,581
Other notes payable                                        4,000           0
Income taxes currently payable                                 3          33
Deferred income taxes                                          0           0
Other liabilities                                          1,020         941
                                                          ------      ------
Total liabilities                                        163,442     166,298
                                                          ------      ------
COMMITMENTS AND CONTINGENCIES                                  0           0
                                                          ------      ------
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares authorized;
 none issued and outstanding                                   0           0
Common stock, $.01 par value; 8,000,000 shares authorized;
  2,076,969 and  shares issued                                21          21
Additional paid-in capital                                11,334      11,357
Retained earnings - Substantially restricted              12,672      12,896
Unearned employee compensation - ESOP                       (401)       (326)
Unearned employee compensation - MRDP                     (1,119)     (1,055)
Net unrealized loss on securities available for sale         (40)        (48)
Treasury stock, at cost                                   (1,425)     (1,833)
                                                          ------      ------
Total stockholders' equity                                21,042      21,012
                                                          ------      ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $184,484    $187,310
                                                         =======     =======


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED (In thousands, except per share amounts)

                                                          Three months ended
                                                                March 31,
                                                            1996      1997
INTEREST INCOME:                                           ------    ------
Loans                                                      $3,374    $3,577
Mortgage-backed securities                                     58        38
Investment securities                                         118        87
Other                                                          96        78
                                                           ------    ------
Total interest income                                       3,646     3,780

INTEREST EXPENSE:
Deposits                                                    1,587     1,557
Advances from Federal Home Loan Bank and other                250       395
                                                           ------    ------
Total interest expense                                      1,837     1,952
                                                           ------    ------
NET INTEREST INCOME                                         1,809     1,828
PROVISION FOR LOAN LOSSES                                     189        61
                                                           ------    ------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                          1,620     1,767

NON INTEREST INCOME:
Loan fees and service charges                                  89       117
Net gains on sale of loans                                     36        12
Gains on real estate owned                                     10         2
Loss on sale of other assets                                    0        (2)
Other                                                           0        12
                                                           ------    ------
Total non interest income                                     135       141

NON INTEREST EXPENSES:
Compensation and employee benefits                            578       695
Building and occupancy expense                                 96       116
Data processing expense                                        96        88
Advertising                                                    22        39
Insurance expense                                             109        63
Other                                                         165       166
                                                           ------    ------
Total non interest expenses                                 1,066     1,167
                                                           ------    ------
INCOME BEFORE INCOME TAXES                                    689       741
INCOME TAX EXPENSE                                            259       283
                                                           ------    ------
NET INCOME                                                   $430      $458
                                                           ======    ======

EARNINGS PER SHARE                                          $0.23     $0.24
                                                           ======    ======

DIVIDENDS PER SHARE                                        $0.125    $0.125
                                                           ======    ======

See accompanying selected notes to consolidated financial statements.

PAGE

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED  (Dollars in thousands)
                                                                                          Net
                                                                                          unrealized
                                                                 Retained    Unearned     loss on    Total
                        Common stock                 Additional  earnings    employee     securities stock-
                          Issued         In treasury   paid-in Substantially compensation available holders'
                        Shares Amount   Shares Amount  capital  restricted   ESOP   MRDP   for sale  equity
                        ------ ------   ------ ------  -------  ----------   ----   ----   --------  ------
Balances at December
 31, 1995            2,049,875     20  (49,906)  (757)  19,586      14,203  (1,531)     0       (26) 31,495
Net income for the year
 ended December 31, 1996     0      0        0      0        0         538       0      0         0     538
Cash dividends               0      0        0      0   (9,056)     (2,069)      0      0         0 (11,125)
Acquisition of treasury
 stock                       0      0 (114,400) (1,501)      0           0       0      0         0  (1,501)
ESOP shares committed
  for release                0      0        0      0      347           0   1,130      0         0   1,477
Common stock grants
  to MRDP               27,094      1   54,906    833      457           0       0 (1,291)        0       0
Amortization of MRDP
  unearned compensation      0      0        0      0        0           0       0    172         0     172
Increase in unrealized loss on
 securities available for sale,
 net of related income taxes 0      0        0      0        0           0       0      0       (14)    (14)
                        ------ ------   ------ ------  -------  ----------   ----   ----   --------  ------
Balances at December
 31, 1996            2,076,969    $21 (109,400)($1,425) $11,334    $12,672   ($401)($1,119)    ($40)$21,042
                     ========= ======  ======= ======= ========    =======   =====  ======  =======  ======
Net income for the three
  months ended March
  31, 1997                   0      0        0      0        0         458       0       0        0     458
Cash dividends               0      0        0      0        0        (234)      0       0        0    (234)
Acquisition of treasury
 stock                       0      0  (31,420)  (408)       0           0       0       0        0    (408)
ESOP shares committed
  for release                0      0        0      0       23           0      75       0        0      98
Amortization of MRDP
  unearned compensation      0      0        0      0        0           0       0      64        0      64
Increase in unrealized loss on
 securities available for sale,
 net of related income taxes 0      0        0      0        0           0       0       0       (8)     (8)
                        ------ ------   ------ ------  -------  ----------    ----    ----   -------  ------
Balances at March
  31, 1997           2,076,969    $21 (140,820)($1,833)$11,357     $12,896   ($326)($1,055)    ($48)$21,012
                     ========= ======  =======  ====== =======     =======   =====  ======  =======  ======

See accompanying selected notes to consolidated financial statements.


                                   3

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                            Three months ended
                                                                  March 31,
                                                              1996      1997
                                                             ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $430      $458
Adjustments to reconcile net income to net  cash provided
  by operating activities:
  Depreciation                                                   44        63
  Provision for loan losses                                     189        61
  Provision for deferred income taxes (benefit)                 (79)        4
  Amortization/accretion of  premiums/discounts on
    investment and mortgage-backed securities                    (1)        1
  Amortization of deferred loan fees                            (46)
  Fair market value of ESOP shares committed for
    release and charged to employee compensation                 69        98
  Amortization of unearned compensation - MRDP                             64
  (Gains) losses on real estate owned                           (10)       (5)
  Loss on disposal of premises and equipment                      0         0
  (Increase) decrease in:
    Loans held for sale                                         625        84
    Accrued interest receivable                                 (79)       27
    Other assets                                                421       346
  Increase (decrease) in:
    Income taxes currently payable                               94        30
    Other liabilities                                             7       (79)
                                                             ------    ------
Net cash provided by operating activities                     1,664     1,152
                                                             ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in total loans                       (6,090)   (6,330)
Proceeds from sale of:
  Real estate owned                                             666        85
  Premises and equipment                                          0         0
Proceeds from maturities of:
  Investment and mortgage-backed securities                   1,320     5,050
  Mortgage-backed securities                                    480
Acquisition of:
  Investment and mortgage-backed securities                                 0
  Federal Home Loan Bank stock                                    0      (919)
  Premises and equipment                                        (35)      (58)
  Capitalized improvements to real estate owned                 (34)        0
                                                             ------    ------
Net cash provided by (used in) investing activities          (3,693)   (2,172)
                                                             ------    ------


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)


                                                                     March 31,
                                                        1996           1997
                                                       ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts              (251)        $3,943
Cash dividends paid                                      (230)          (234)
Proceeds from FHLB advances                                 0          2,962
Proceeds from other borrowings                              0              0
Reductions in FHLB advances                               (38)             0
Reductions in other borrowings                                        (4,000)
Acquisition of treasury stock                             (76)          (408)
                                                       ------         ------
Net cash provided by (used in)  financing activities     (595)         2,263
                                                       ------         ------
INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS      (2,624)         1,243
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         8,971          4,220
                                                       ------         ------
CASH AND CASH EQUIVALENTS - END OF PERIOD              $6,347         $5,463
                                                       ======         ======

SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Noncash transactions:
Loans foreclosed and transferred to real estate owned    $723             $0
                                                       ======         ======
Increase (decrease) in net unrealized loss on
 securities available for sale                            $20             $8
                                                       ======         ======
Cash paid during the period for:
Income taxes                                              $92             $0
                                                       ======         ======

Interest                                               $1,829         $1,948
                                                       ======         ======

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of March 31, 1997 and for the period then ended include the accounts of the Registrant, First Southern Bancshares, Inc. (the "Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the "Company".

The March 31, 1996 and 1997 interim financial statements included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the March 31, 1996 and 1997 interim financial statements. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year. The December 31, 1996 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996. Such Consolidated Statement of Financial condition included therein was audited and received an unqualified opinion.


NOTE 2 - EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares outstanding during the period. Shares held by the Company's ESOP are considered outstanding only at such time as they are committed for release. Weighted average shares outstanding for the quarter ended March 31, 1996 and 1997 were 1,844,666 and 1,920,761 shares, respectively.


NOTE 3 - SUBSEQUENT EVENT

On April 16, 1997, the Board of Directors approved a cash dividend of $.125 per share, payable May 8, 1997 to stockholders of record as of April 28, 1997.

NOTE 4 - COMMITMENTS

At March 31, 1997, the Company had commitments to originate variable rate loans, excluding loans in process but including unused commercial business lines of credit, of $11.2 million. The Company had no significant commitments to originate fixed-rate loans at March 31, 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 GENERAL

First Southern Bancshares, Inc. ("Bancshares") is a Delaware corporation organized on November 22, 1994 and is primarily engaged in the business of directing and planning the activities of its wholly-owned subsidiary, First Southern Bank (the "Bank). Bancshares' primary assets are comprised of its investment in the Bank and a note receivable from the Bank's Employee Stock Ownership Plan ("ESOP"). Bancshares and the Bank are collectively referred to herein as the "Company".

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 1996, as well as certain material changes in results of operations during the three months ended March 31, 1996 and 1997.

           FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets increased $2,826,000 during the first quarter of 1997 from $184,484,000 at December 31, 1996 to $187,310,000 at March 31, 1997. The
increase was primarily due to the growth in net loans of $6,269,000 from $159,486,000 at December 31, 1996 to $165,755,000 at March 31, 1997.

CASH AND CASH EQUIVALENTS

Cash and cash equivalent balances increased to $5.5 million at March 31, 1997, or $1.3 million more than December 31, 1996 balances of $4.2 million. The increase reflects the net result from the growth in deposits and decrease in investment securities reduced by the increase in loans.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

The Company did not purchase any investment or mortgage-backed securities during the quarter ended March 31, 1997. The decrease in investment securities of $5.0 million from $11.0 million at December 31, 1996 to $6.0 million at March 31, 1997 was due to the maturity of a certificate of deposit with the FHLB.

LOANS

The principal investing activity of the Company is the origination of residential mortgage loans, commercial real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama. During the quarter ended March 31, 1997, net loans increased by 3.9% or $6.3 million, from $159.5 million at December 31, 1996 to $165.8 million at March 31, 1997. The increase in net loan balances results from management's continued efforts to expand and diversify the Company's loan portfolio into commercial mortgage loans, commercial business loans, and consumer loans. These types of loans are generally considered to involve a greater degree of risk than residential mortgage lending.

Non performing assets (comprised solely of loans delinquent 90 days or more and repossessed assets) increased as of March 31, 1997 to $2.1 million compared to $1.6 million at December 31, 1996. The increase is primarily attributable to one-four family mortgage loans over 90 days past due. At December 31, 1996, the allowance for loan losses was $1,659,000 and represented 1.04% of total net loans and 96.4% of non performing assets. At March 31, 1997, the allowance for loan losses was $1,697,000 and represented 1.02% of total net loans and 80.8% of non performing assets. The provision for loan losses was $61,000 for the three months ended March 31, 1997 as compared to $189,000 for the first quarter of 1996. The decrease of $128,000 is a result of less than estimated loan charge-offs during the quarter ended December 31, 1997.

In the opinion of management, at March 31, 1997, the allowance for loan losses was adequate at that date, however, there can be no assurance that the Company will not be required to increase the allowance in the future.

At March 31, 1997, the Company had loan commitments for variable rate loans (excluding loans in process) including unused commercial business lines of credit, of $11.2 million. The Company had no significant commitments for fixed-rate loans at March 31, 1997.

DEPOSITS AND FHLB ADVANCES

Deposit balances increased $3.9 million from $132.8 million at December 31, 1996 to $136.7 at March 31, 1997. The increase was primarily in certificates of deposits as the Company continues to be aggressive in its marketing for deposits through increased rates and advertising.

At March 31, 1997, savings certificates amounted to $99.2 million, or 72.6%, of the Company's total deposits, including $78.0 million which were scheduled to mature by March 31, 1998. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management of the Company believes it has adequate resources to fund all loan commitments by savings deposits and FHLB of Atlanta advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company obtained additional advances from the FHLB during the first quarter of 1997. At March 31, 1997, the Company had unused credit availability with the FHLB of $1.4 million. These advances and the increase in deposits were primarily used to fund the increase in net loans.

STOCKHOLDERS' EQUITY

At March 31, 1997 aggregate stockholders' equity was $21,012,000 as compared $21,042,000 at December 31, 1996. The increase in stockholders' equity from net income of $458,000 was offset by the payment of $236,000 in dividends and the repurchase in the open market of an aggregate of $408,000 of the Company's common stock and held in treasury acquired under the provisions of the Stock Repurchase Program. Other net increases of $156,000 in stockholders' equity related primarily to the unearned employee stock benefit compensation plans.

The Bank is required to maintain specific amounts of capital pursuant to FDIC requirements and the Company is required to maintain specific amounts of capital pursuant to the regulations of the Federal Reserve Board. As summarized below, the Company and Bank are in compliance with all such requirements at March 31, 1997:

                                                              PERCENTAGE OF
FIRST SOUTHERN BANCSHARES, INC. (DOLLARS IN THOUSANDS)        ADJUSTED TOTAL
                                                   AMOUNT     ASSETS
Primary capital ratios:
GAAP capital                                     $ 21,012
Adjustments:
Mortgage servicing rights                              (8)
Net unrealized loss on securities available
  for sale                                             48
                                                  -------
Tier 1 capital                                     21,052     11.24%
Minimum Tier 1 (leverage) requirement               7,492      4.00
                                                  -------     -----
Excess                                           $ 13,560      7.24%
                                                  =======     =====

Risk-based capital ratios:
Core (Tier I) capital                            $ 21,052     14.35%
Minimum core capital                                5,866      4.00
                                                  -------     -----
Excess                                           $ 15,186     10.35%
                                                  =======     =====

Risk-based capital                               $ 22,749     15.51%
Minimum risk-based capital requirement             11,733      8.00
                                                  -------     -----
Excess                                           $ 11,016      7.51%
                                                  =======     =====
                                    8

Under the FDICIA prompt corrective action provisions applicable to banks, the most recent notification from the FDIC categorized the Bank a well capitalized. To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital order. There are no conditions or events since that notification that management believes have changed the Bank's risk-based capital category.

FIRST SOUTHERN BANK (DOLLARS IN THOUSANDS)

   Total capital (to risk-weighted assets)          $ 22,417      15.3%
   To be well capitalized under the FDICIA
     prompt corrective action provisions              14,666      10.0%
                                                    --------     -----
   Excess                                           $  7,751       5.3%
                                                    ========     =====

   Tier 1 capital (to risk-weighted assets)         $ 20,720      14.1%
   To be well capitalized under the FDICIA
     prompt corrective action provisions            $  8,800       6.0%
                                                    --------     -----
   Excess                                           $ 11,920       8.1%
                                                    ========     =====

   Tier 1 capital (to average assets)               $ 20,720      11.2%
   To be well capitalized under the FDICIA
     prompt corrective action provisions            $  9,246       5.0%
                                                    --------     -----
   Excess                                           $ 11,474       6.2%
                                                    ========     =====


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

As an Alabama state-chartered bank which is not a member of the Federal Reserve System, the Bank is required by the Alabama State Banking Board to maintain at all times a reserve (comprised of cash on hand) based upon average daily deposits of the Bank. Since becoming subject to this regulation, the Bank has fully complied with its requirements. At March 31, 1997, the Bank's qualifying reserves of $1.1 million significantly exceeded the required reserve of $227,000.

                 COMPARISON OF OPERATING RESULTS FOR THE
                THREE MONTHS ENDED MARCH 31, 1996 AND 1997

GENERAL

Consolidated net income for the quarter ended March 31, 1997 increased 6.5% to $458,000 from $430,000 of net income reported by the Company for the comparable quarter in 1996. Earnings per share for the first quarter of 1997 were $0.24 as compared to $0.23 for the first quarter of 1996. The 1997 increase of $28,000 was primarily attributable to increases in 1997 net interest income after provision for loan losses of $147,000 and non-interest income of $6,000, offset by 1997 increases in non-interest expenses of $101,000 and increased 1997 income taxes of $24,000.

NET INTEREST INCOME

Net interest income after provision for loan losses for the three months ended March 31, 1997 was $1,767,000, or 9% greater ($147,000) than the $1,620,000 reported for the comparable period in 1996, primarily as a result of a small increase in net interest income and a reduction in the provision for loan losses. The improvement in net interest income was due primarily to an increase in the net interest spread from 3.49% for the three months ended March 31, 1996 to 3.68% for the three months ended March 31, 1997, as a result of the increase within the loan portfolio to higher yielding commercial mortgage and business loans.

INTEREST INCOME

Interest income for the three months ended March 31, 1997 was $3.8 million compared with $3.6 million for the three months ended March 31, 1996, representing an increase of $147,000 or 4.0%. The increase was primarily attributable to an increase of $4.4 million, or 2.6% in average interest earning assets in the first quarter of 1997 to $175.4 million over those in the comparable period of 1996 of $171.0 million as a result of the growth loans. Also contributing to the increase in interest income was an increase in the average yield on interest-earning assets from 8.53% for the three months ended March 31, 1996 to 8.62% for the three months ended March 31, 1997, as a result of the increase within the loan portfolio to higher yielding commercial mortgage and business loans.


Interest on loans receivable increased $203,000 to $3.6 million during the three months ended March 31, 1997 as compared to the same period in 1996. The increase was primarily attributable to an increase of $9.0 million in average loan balances in the first quarter of 1997 ($162.6 million) from the comparable period in 1996 ($153.6 million). The increase in average loan balances was comprised of a $8.6 million increase in the average balances of non mortgage loans from $65.3 million in 1996 to $73.9 million in 1997, and an increase in average mortgage loan balances from $88.3 million in 1996 to $88.7 million in 1997. Additionally, the average yield on total loans increased from 8.78% in the first quarter of 1996 to 8.80% during the first quarter of 1997, as a result of the increase within the loan portfolio to higher yielding commercial mortgage and business loans.


Interest on mortgage-related securities decreased by $20,000 from $58,000 during the three months ended March 31, 1996 to $38,000 during the same period in 1997 as a result of the average balance of mortgage-related securities decreasing by $1.1 million during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The effect of this decrease in the average balance was partially offset by an increase in 1997 average yields from such securities from 7.77% in the first quarter of 1996 to 8.19% in the first quarter of 1997 as a result of investment in higher yielding mortgage-related securities.

Income from the investment securities portfolio decreased by $31,000 from $118,000 during the three months ended March 31, 1996 to $87,000 during the same period in 1997 as the result of a $1.4 million decrease in the portfolio as a result of sales and maturities from $7.4 million at March 31, 1996 to $5.9 million at March 31, 1997. Additionally, the average yield on investment securities decreased slightly from 5.76% in the first quarter of 1996 to 5.73% in the first quarter of 1997 as a result the changes in the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account at the FHLB of Atlanta, FHLB dividends, and earnings on money market funds. The $18,000 decrease in other interest income in the first quarter of 1997 to $78,000 when compared to the first quarter of 1996 other interest income of $96,000 is due to the decreased interest earnings on the FHLB overnight and on money market funds due to a decrease in average invested balances from $4.8 million in the first quarter of 1996 to $1.0 million in the comparable 1997 period. FHLB dividends were $24,000 during the first quarter of 1996 as compared to $28,000 in the first quarter of 1997.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 1997 was $2.0 million compared with $1.8 million for the three months ended March 31, 1996, representing an increase of $115,000 or 6.3%.

Interest on deposits decreased $30,000 or 2.0% from $1.6 million in the first quarter 1996. The decrease was primarily attributable to a decrease of 15 basis points or 1.9% in the interest cost on average deposit balances from 4.92% in the first quarter of 1996 to 4.77% in the first quarter of 1997, offset by a $1.6 million increase in average deposits in the first quarter of 1997 ($130.5 million) as compared to the first quarter of 1996 ($129.0 million). The 1997 decrease in average interest cost was primarily due to decreases in prevailing market interest rates between the two periods.

Other interest expense relates to FHLB of Atlanta borrowings and increased by $145,000 to $395,000 when compared with the 1996 quarterly total of $250,000 due to an increase in average borrowings of $10.3 million during the three months ended March 31, 1997 ($27.1 million) from 1996 average levels of $16.8 million. The increase caused by higher average balance was partially offset by decreased interest costs on borrowed funds of 4.4%, from 5.97% in 1996 to 5.71% in 1997 as a consequence of the adjustable rate nature of the majority of the FHLB of Atlanta borrowings.

PROVISION FOR LOAN LOSSES.

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. For the first quarter of 1997, the Company provided $61,000 for its anticipated loan losses, as compared to $189,000 for the first quarter in 1996. These provisions were made based on management's analysis of the various factors which effect the loan portfolio and management's desire to hold the allowance at a level considered adequate to provide for losses. The decrease of $128,000 in the first quarter of 1997 compared to 1996 is a result of the Bank incurring fewer loan charge-offs than estimated, and therefore, less provision was required to maintain an adequate allowance at March 31, 1997.


NON-INTEREST INCOME.

Non-interest income increased by $6,000 in the first quarter of 1997 to $141,000 as compared to $135,000 reported in the comparable quarter of 1996. This increase was principally the result of increases in loan fees and service charges resulting from a larger growth in loans in the first quarter of 1997 compared to 1996.


NON-INTEREST EXPENSE.

Non-interest expenses increased $101,000, or 9.5% to $1.2 million for the first quarter of 1997 compared to $1.1 million for the comparable period in 1996. This increase primarily resulted from an increase in expenses relating to compensation and employee benefits of $117,000 due to salary increases and compensation expense for the Management Recognition and Development Plan in 1997, which expense was not incurred in the first quarter of 1996.

INCOME TAXES

Income tax expense for the three months ended March 31, 1996 and 1997 was $259,000 and $283,000, respectively, or 37.6% and 38.2%, respectively, of income before income taxes. The increase in the 1997 effective income tax rate over that of 1996 was primarily attributable to the increase in the excess of the fair value of ESOP shares committed for release over their related cost basis, which amount is included in total compensation expense for financial reporting purposes but which may not be deducted from income in determining taxable income for federal or state income tax purposes.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5 - OTHER INFORMATION

Effective April 18, 1997, the Company filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State reducing the number of shares of its authorized common stock, $.01 par value per share, from 8,000,000 shares to 4,000,000 shares.


ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K
(a)   Exhibits
      (3a) Certificate of Incorporation of the Company*
      (3a) (i) Certificate of Amendment of Certificate of Incorporation
      (3b) Bylaws of the Company*
      (10a)1996 Stock Option Plan of the Company**
      (10b)1996 Management Recognition and Development Plan of the Company**
      (10c)Employment Agreement with Charles L. Frederick, Jr.***
      (10d)Employment Agreement with Thomas N. Ward***
      (27) Financial Data Schedule
      ---------------------
      * Incorporated by reference to the Company's Registration Statement on Form S-1, as amended.
      ** Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.
      *** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(b)   Report on Form 8-K
      No Forms 8-k were filed during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FIRST SOUTHERN BANCSHARES, INC.



Date    May 13, 1997                 /s/ Charles L. Frederick, Jr.
      ---------------                -----------------------------
                                     Mr. Charles L. Frederick, Jr.
                                     President and Chief Executive Officer





Date    May 13, 1997                 /s/ Thomas N. Ward
      ---------------                ------------------
                                     Ms. Glenda Young
                                     Vice President/Treasurer and
                                     Chief Accounting Officer

EXHIBIT (3a)(i)

                         CERTIFICATE OF AMENDMENT
                                    OF
                       CERTIFICATE OF INCORPORATION


     First Southern Bancshares, Inc. ("Corporation"), a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, does hereby certify:

     FIRST: That the board of directors of said Corporation, at a meeting duly convened and held, adopted a resolution proposing and declaring advisable the following amendment to the Certificate of Incorporation of said
Corporation:

     "RESOLVED, that the Certificate of Incorporation of the Corporation be amended by changing Article VII thereof so that, as amended, said Article shall be and read as follows (amendatory language underlined):

                               'ARTICLE VII

                               Capital Stock

     The aggregate number of shares of all classes of capital stock which the Corporation has authority to issue is 4,500,000, of which 4,000,000 are to be shares of common stock, $.01 par value per share, and of which 500,000 are to be shares of serial preferred stock, $.01 par value per share. The shares may be issued by the Corporation from time to time as approved by the board of directors of the Corporation without the approval of stockholders except as otherwise provided in this Article VII or the rules of a national securities exchange, if applicable. The consideration for the issuance of the shares shall be paid to or received by the Corporation in full before their issuance and shall not be less than the par value per share. The consideration for the issuance of the shares shall be cash, services rendered, personal property (tangible or intangible), real property, leases of real property or any combination of the foregoing. In the absence of actual fraud in the transaction, the judgment of the board of directors as to the value of such consideration shall be conclusive. Upon payment of such consideration such shares shall be deemed to be fully paid and nonassessable. In the case of a stock dividend, the part of the surplus of the Corporation which is transferred to stated capital upon the issuance of shares as a stock dividend shall be deemed to be the consideration for their issuance.

     A description of the different classes and series (if any) of the Corporation's capital stock, and a statement of the relative powers, designations, preferences and rights of the shares of each class and series (if any) of capital stock, and the qualifications, limitations or restrictions thereof, are as follows:

     A. Common Stock. Except as provided in this Certificate, the holders of the common stock shall exclusively possess all voting power. Each holder of shares of common stock shall be entitled to one vote for each share held by such holders.

     Whenever there shall have been paid, or declared and set aside for payment, to the holders of the outstanding shares of any class of stock having preference over the common stock as to the payment of dividends, the full amount of dividends and sinking fund or retirement fund or other retirement payments, if any, to which such holders are respectively entitled in preference to the common stock, then dividends may be paid on the common stock, and on any class or series of stock entitled to participate therewith as to dividends, out of any assets legally available for the payment of dividends, but only when as declared by the board of directors of the Corporation.

     In the event of any liquidation, dissolution or winding up of the Corporation, after there shall have been paid, or declared and set aside for payment, to the holders of the outstanding shares of any class having preference over the common stock in any such event, the full preferential amounts to which they are respectively entitled, the holders of the common stock and of any class or series of stock entitled to participate therewith, in whole or in part, as to distribution of assets shall be entitled, after payment or provision for payment of all debts and liabilities of the Corporation, to receive the remaining assets of the Corporation available for distribution, in cash or in kind.


     Each share of common stock shall have the same relative powers, preferences and rights as, and shall be identical in all respects with, all the other shares of common stock of the Corporation.

     B. Serial Preferred Stock. Except as provided in this Certificate, the board of directors of the Corporation is authorized, by resolution or resolutions from time to time adopted, to provide for the issuance of serial preferred stock in series and to fix and state the powers, designations, preferences and relative, participating, optional or other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof, including, but not limited to determination of any of the following:

       1. the distinctive serial designation and the number of shares constituting such series;

       2. the dividend rates or the amount of dividends to be paid on the shares of such series, whether dividends shall be cumulative and, if so, from which date or dates, the payment date or dates for dividends, and the participating or other special rights, if any, with respect to dividends;

       3. the voting powers, full or limited, if any, of the shares of such series;

       4. whether the shares of such series shall be redeemable and, if so, the price or prices at which, and the terms and conditions upon which such shares may be redeemed;

       5. the amount or amounts payable upon the shares of such series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation;

       6. whether the shares of such series shall be entitled to the benefits of a sinking or retirement fund to be applied to the purchase or redemption of such shares, and, if so entitled, the amount of such fund and the manner of its application, including the price or prices at which such shares may be redeemed or purchased through the application of such funds;

       7. whether the shares of such series shall be convertible into, or exchangeable for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the Corporation and, if so convertible or exchangeable, the conversion price or prices, or the rate or rates of exchange, and the adjustments thereof, if any, at which such conversion or exchange may be made, and any other terms and conditions of such conversion or exchange;

       8. the subscription or purchase price and form of consideration for which the shares of such series shall be issued; and

       9. whether the shares of such series which are redeemed or converted shall have the status of authorized but unissued shares of serial preferred stock and whether such shares may be reissued as shares of the same or any other series of serial preferred stock.

     Each share of each series of serial preferred stock shall have the same relative powers, preferences and rights as, and shall be identical in all respects with, all the other shares of the Corporation of the same series.'"

     SECOND: That thereafter, pursuant to a resolution of its board of directors, at the annual meeting of the stockholders of said corporation a majority of the outstanding shares of common stock (there being no other class of capital stock outstanding) was voted in favor of the amendment.

     THIRD: That the aforesaid amendment was duly adopted in accordance with the applicable provisions of Sections 242 of the General Corporation Law of the State of Delaware.

                              *      *      *

     IN WITNESS WHEREOF, said First Southern Bancshares, Inc. has caused this certificate to be signed by Charles L. Frederick, Jr., its President and Chief Executive Officer, and M. Kaye Townsend, its Secretary, its authorized officers, this 16th day of April 1997.



                              By:  /s/Charles L. Frederick, Jr.
                                   ----------------------------
                                   Charles L. Frederick, Jr.
                                   President



                              By:  /s/M. Kaye Townsend
                                   -------------------
                                   M. Kaye Townsend
                                   Secretary



[SEAL]