Form 10QSB
period 1997-06-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 1997-08-14
CIK 934302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

                                      OR

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________

                         Commission file number 0-25478
                         ------------------------------

                         First Southern Bancshares, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                               63-1133624
     --------                               ----------
 (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)

    102 South Court Street, Florence, Alabama          35630
    -----------------------------------------          ------
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,922,749 shares of $.01 par value common stock as of August 11, 1997.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB
JUNE 30, 1997
TABLE OF CONTENTS
--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated statements of financial condition (unaudited)                 1

Consolidated statements of income (unaudited)                              2

Consolidated statement of stockholders' equity (unaudited)                 3

Consolidated statements of cash flows (unaudited)                          4

Selected notes to consolidated financial statements (unaudited)            6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                         7

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                16

ITEM 2 - CHANGES IN SECURITIES                                            16

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                  16

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                16

ITEM 5 - OTHER INFORMATION                                                16

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                 16

SIGNATURES                                                                17

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED  (In thousands)


                                                        December 31,  June 30,
                                                            1996      1997
ASSETS                                                     ------    ------
Cash and cash equivalents                                $  4,220  $ 15,500
Investment securities available for sale, at market        10,948     5,977
Mortgage-backed securities, held to maturity, at cost       1,887     1,672
Loans held for sale, at cost, which approximates market       232       211
Loans receivable, net                                     159,486   159,741
Foreclosed real estate                                        198       175
Premises and equipment, net                                 3,455     3,581
Federal Home Loan Bank stock, at cost                       1,357     2,870
Accrued interest receivable                                 1,728     1,572
Deferred income taxes                                          93       293
Other assets                                                  880       322
                                                          -------   -------
 TOTAL ASSETS                                            $184,484  $191,914
                                                          =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Deposits                                               $ 132,800  $133,233
Advances from Federal Home Loan Bank                       25,619    36,043
Other notes payable                                         4,000       450
Income taxes currently payable                                  3       103
Deferred income taxes                                           -         -
 Dividends payable                                              -         -
Pension plan liability                                          -       228
Other liabilities                                           1,020       924
                                                          -------   -------
Total liabilities                                         163,442   170,981

COMMITMENTS AND CONTINGENCIES                                   -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares
  authorized; none issued and outstanding                       -
Common stock, $.01 par value; 4,000,000 shares authorized;
  2,076,969 and  shares issued                                 21        21
Additional paid-in capital                                 11,334    11,362
Retained earnings - Substantially restricted               12,672    12,871
Unearned employee compensation - ESOP                        (401)     (309)
Unearned employee compensation - MRDP                      (1,119)     (990)
Net unrealized loss on securities available for sale          (40)      (15)
Net provision for additional minimum pension liability          -         -
Treasury stock, at cost                                    (1,425)   (2,007)
                                                          -------   -------
Total stockholders' equity                                 21,042    20,933
                                                          -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $184,484  $191,914
                                                          =======   =======


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED (In thousands, except per share amounts)

                                      Three months ended      Six months ended
                                           June 30,               June 30,
                                        1996       1997        1996      1997
INTEREST INCOME:                       ------     ------      ------    ------
Loans                                   3,538      3,729       6,912     7,306
Mortgage-backed securities                 51         36         109        74
Investment securities                     103         53         221       140
Other                                      59         69         155       147
                                       ------     ------      ------    ------
Total interest income                   3,751      3,887       7,397     7,667

INTEREST EXPENSE:
Deposits                                1,550      1,574       3,137     3,131
Advances from Federal Home Loan
  Bank and other                          305        482         555       877
                                       ------     ------      ------    ------
Total interest expense                  1,855      2,056       3,692     4,008
                                       ------     ------      ------    ------
NET INTEREST INCOME                     1,896      1,831       3,705     3,659
PROVISION FOR LOAN LOSSES                 (39)        60         150       121

NET INTEREST INCOME AFTER              ------     ------      ------    ------
  PROVISION FOR LOAN LOSSES             1,935      1,771       3,555     3,538

NON INTEREST INCOME:
Loan fees and service charges              95        124         184       241
Net gains on sale of loans                 28        171          64       183
Gains on sales of investments               -          -           -         -
Gains(losses) on real estate owned       (197)         -        (187)        2
Loss on sale of other assets                -          -           -        (2)
Other                                      18          9          18        21
                                       ------     ------      ------    ------
Total non interest income                 (56)       304          79       445

NON INTEREST EXPENSES:
Compensation and employee benefits      1,393      1,282       1,971     1,977
Building and occupancy expense            136        130         232       246
Data processing expense                   104         77         200       165
Advertising                                39         40          61        79
Insurance expense                         123         57         232       120
Other                                     271        159         436       325
                                       ------     ------      ------    ------
Total non interest expenses             2,066      1,745       3,132     2,912
                                       ------     ------      ------    ------
INCOME BEFORE INCOME TAXES               (187)       330         502     1,071
INCOME TAX EXPENSE                       (178)       114          81       397
                                       ------     ------      ------    ------
NET INCOME                             $   (9)    $  216      $  421    $  674
                                       ======     ======      ======    ======

EARNINGS PER SHARE                     $    -     $ 0.11      $ 0.22    $ 0.35
                                       ======     ======      ======    ======
DIVIDENDS PER SHARE
Regular cash dividends                 $0.125     $0.125      $0.250    $0.250

Special cash dividends-
  return of capital                    $3.400     $ -         $3.400    $ -
                                       ------     ------      ------    ------
Total dividends per share              $3.525     $0.125      $3.650    $0.250
                                       ======     ======      ======    ======


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY-UNAUDITED  (Dollars in thousands)
                                                                                                             Net
                                                                                                             unrealized
                                                                               Retained       Unearned       loss on    Total
                                          Common stock              Additional earnings       employee       securities stock-
                                     Issued          In treasury     paid-in   Substantially  compensation   available  holders'
                                Shares    Amount   Shares   Amount   capital   restricted     ESOP    MRDP   for sale   equity
                               --------   ------   ------   ------   -------   ----------    -----   -----   --------   -------
Balances at December 31,1995  2,049,875       20  (49,906)    (757)   19,586       14,203   (1,531)      -       (26)    31,495

Net income for the year ended
  December 31, 1996                   -        -        -        -         -          538        -       -         -        538
Cash dividends                        -        -        -        -    (9,056)      (2,069)       -       -         -    (11,125)
Acquisition of treasury stock         -        - (114,400)  (1,501)        -            -        -       -         -     (1,501)
ESOP shares committed for release     -        -        -        -       347            -    1,130       -         -      1,477
Common stock grants to MRDP      27,094        1   54,906      833       457            -        -  (1,291)        -          -
Amortization of MRDP
  unearned compensation               -        -        -        -         -            -        -     172         -        172
Increase in unrealized loss on
  securities available for sale,
  net of related income taxes         -        -        -        -         -            -        -       -       (14)       (14)
                               --------   ------   ------   ------   -------   ----------    -----   -----   --------   -------
Balances at December 31, 1996 2,076,969  $    21 (109,400) $(1,425) $ 11,334   $   12,672    $(401) $(1,119) $   (40)   $21,042

Net income for the six
  months ended June 30, 1997          -        -        -        -         -          674        -       -         -        674
Cash dividends                        -        -        -        -         -         (475)       -       -         -       (475)
Acquisition of treasury stock         -        -  (44,820)    (582)        -            -        -       -         -       (582)
ESOP shares committed for release     -        -        -        -        28            -       92       -         -        120
Common stock grants to MRDP           -        -        -        -         -            -        -       -         -          -
Amortization of MRDP
  unearned compensation               -        -        -        -         -            -        -     129         -        129
Increase in unrealized loss on
  securities available for sale,
  net of related income taxes         -        -        -        -         -            -        -       -        25         25
                               --------   ------   ------   ------   -------   ----------    -----   -----   --------   -------
Balances at June 30, 1997     2,076,969   $   21 (154,220) $(2,007)  $11,362    $  12,871    $(309) $ (990)    $ (15)   $20,933


See accompanying selected notes to consolidated financial statements

                                    3

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                           Six months ended
                                                               June 30,
                                                            1996      1997
CASH FLOWS FROM OPERATING ACTIVITIES:                      ------    ------
Net income                                                 $  421    $  674
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                                 95       127
  Provision for loan losses                                   150        60
  Provision for deferred income taxes (benefit)              (176)     (200)
  Amortization/accretion of  premiums/discounts on
    investment and mortgage-backed securities                   1       (30)
  Amortization of deferred loan fees                          (85)      (51)
  Fair market value of ESOP shares committed for
    release and charged to employee compensation              894       120
  Amortization of unearned compensation - MRDP                 44       129
  (Gains) losses on real estate owned                         187         2
  (Increase) decrease in:
    Loans held for sale                                       502        21
    Accrued interest receivable                                34       156
    Other assets                                               13       558
  Increase (decrease) in:
    Income taxes currently payable                            (59)      100
    Pension plan liability                                      -       228
    Other liabilities                                          89       (96)
                                                           ------    ------
Net cash provided by operating activities                   2,110     1,798
                                                           ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in total loans                    (11,856)     (264)
Proceeds from sale of:
  Investment and mortgage-backed securities                     -       245
  Investment securities                                         -     4,996
  Real estate owned                                           745        21
Proceeds from maturities of:
  Investment securities                                     1,820         -
  Mortgage-backed securities                                  669         -
Acquisition of:
  Federal Home Loan Bank stock                                  -    (1,513)
  Premises and equipment                                     (395)     (253)
  Capitalized improvements to real estate owned               (33)        -
                                                           ------    ------
Net cash provided by (used in) investing activities        (9,050)    3,232
                                                           ------    ------


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)


                                                           Six months ended
                                                               June 30,
                                                            1996      1997
CASH FLOWS FROM FINANCING ACTIVITIES:                      ------    ------
Net increase (decrease) in deposit accounts                   878       433
Cash dividends paid                                        (7,013)     (475)
Proceeds from FHLB advances                                 9,500    10,424
Proceeds from other borrowings                                250       450
Reductions in FHLB advances                                   (75)        -
Reductions in other borrowings                                  -    (4,000)
Acquisition of treasury stock                              (1,046)     (582)
                                                           ------    ------
Net cash provided by (used in) financing activities         2,494     6,250
                                                           ------    ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (4,446)   11,280
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             8,971     4,220
                                                           ------    ------
CASH AND CASH EQUIVALENTS - END OF PERIOD                  $4,525   $15,500
                                                           ======    ======

SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Noncash transactions:
Loans foreclosed and transferred to real estate owned      $  750   $   175

Increase (decrease) in net unrealized loss on
   securities available for sale                           $   50   $    25

Cash paid during the period for:
  Income taxes                                             $  409   $   275

  Interest                                                 $3,651   $ 3,994


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of June 30, 1997 and for the period then ended include the accounts of the Registrant, First Southern Bancshares, Inc. (the Bancshares), and its wholly-owned subsidiary, First Southern Bank (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the Company.

The June 30, 1996 and 1997 interim financial statements included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the June 30, 1996 and 1997 interim financial statements. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year. The December 31, 1996 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996. Such Consolidated Statement of Financial condition included therein was audited and received an unqualified opinion.

NOTE 2 - DEFINED BENEFIT PLAN TERMINATION

The Company froze the benefits of its defined benefit noncontributory retirement plan in May 1997 with the intention of terminating the plan and recognized an expense of $588,000 for the unfunded projected liability. The impact of this on earnings per share was approximately $0.20 for the second quarter and six months ended June 30, 1997.

NOTE 3 - EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares outstanding during the period. Shares held by the Company's ESOP are considered outstanding only at such time as they are committed for release. Weighted average shares outstanding for the quarter ended June 30, 1996 and 1997 were 1,844,666 and 1,916,880 shares, respectively.

NOTE 4 - SUBSEQUENT EVENT

On July 10, 1997, the Board of Directors approved a cash dividend of $.125 per share, payable July 31, 1997 to stockholders of record as of July 21, 1997.

NOTE 5 - COMMITMENTS

At June 30, 1997, the Company had commitments to originate variable rate loans, excluding loans in process but including unused commercial business lines of credit, of $11.3 million. The Company had no significant commitments to originate fixed-rate loans at June 30, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

First Southern Bancshares, Inc. (Bancshares) is a Delaware corporation organized on November 22, 1994 and is primarily engaged in the business of directing and planning the activities of its wholly-owned subsidiary, First Southern Bank (the Bank). Bancshares' primary assets are comprised of its investment in the Bank and a note receivable from the Bank's Employee Stock Ownership Plan (ESOP). Bancshares and the Bank are collectively referred to herein as the Company.

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 1996, as well as certain material changes in results of operations during the six months ended June 30, 1996 and 1997.

               FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets increased $7,430,000 from $184,484,000 at December 31, 1996, to $191,914,000 at June 30, 1997. This increase is primarily reflected in cash that increased $11,280,000 from $4,220,000 at December 31, 1996, to $15,500,000 at
June 30, 1997, primarily as a result of the sale of $9 million of loans on June 30, 1997.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

The Company did not increase its investments or mortgage-backed securities during the six months ended June 30, 1997. The decrease in investment securities of $5.0 million from $11.0 million at December 31, 1996 to $6.0 million at June 30, 1997 was due to the maturity of a certificate of deposit with the FHLB.

LOANS

The principal investing activity of the Company is the origination of residential mortgage loans, commercial real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama. During the six months ended June 30, 1997, the Company had originated an additional $9.0 million in loans and sold $9.0 million of loans on June 30, 1997; therefore, the balance of net loans has remained at approximately $159 million at December 31, 1996 and June 30, 1997.

The loan portfolio composition is changing as the result of management's continued efforts to expand and diversify the Company's loan portfolio into commercial mortgage loans, commercial business loans, and consumer loans. These types of loans are generally considered to involve a greater degree of risk than residential mortgage lending. A comparison of the Bank's loan portfolio analysis at December 31, 1996 and June 30, 1997 follows:

                               12/31/96                      6/30/97
Type of Loan                     Amount   Percent             Amount   Percent
Mortgage loans:
Residential                  $   85,205    53.3%           $   81,224    50.8%
Commercial                       33,434    20.9                35,966    22.5
                              ----------- ------            ----------- ------
Total mortgage loans            118,639    74.2               117,190    73.3
Commercial business loans        27,157    17.0                26,942    16.8
Consumer loans                   17,701    11.1                19,837    12.4
                              ----------- ------            ----------- ------
Total loans                     163,497   102.3               163,969   102.5
Less:
Undisbursed loans                 1,928     1.2                 2,154     1.2
Unamortized loan fees               192     0.1                   199     0.1
Allowance for possible losses     1,659     1.0                 1,664     1.0

Net loans receivable          $ 159,718   100.0%            $  159,952  100.0%
                              =========   =====             ==========  =====

Non performing assets (comprised solely of loans delinquent 90 days or more and repossessed assets) as of June 30, 1997 increased $500,000 to $2.1 million compared to $1.6 million at December 31, 1996. The increase was primarily attributable to commercial mortgage loans over 90 days past due. At December 31, 1996, the allowance for loan losses was $1,659,000 and represented 1.0% of total net loans and 100% of non performing assets. At June 30, 1997, the allowance for loan losses was $1,664,000 and represented 1.0% of total net loans and 79.2% of non performing assets. The provision (credit) for loan losses was $60,000 for the second quarter and $121,000 for the six months ended June 30, 1997, as compared to ($39,000) and $150,000, respectively for the comparable periods in 1996.

In the opinion of management, at June 30, 1997, the allowance for loan losses was adequate at that date, however, there can be no assurance that the Company will not be required to increase the allowance in the future.

At June 30, 1997, the Company had loan commitments for variable rate loans (excluding loans in process) including unused commercial business lines of credit, of $11.3 million. The Company had no significant commitments for fixed-rate loans at June 30, 1997.

DEPOSITS AND FHLB ADVANCES

Deposit balances increased $433,000 from $132.8 million at December 31, 1996 to $133.2 at June 30, 1997. The increase was primarily in certificates of deposits as the Company continues to be aggressive in its marketing for deposits through competitive rates and advertising.

At June 30, 1997, savings certificates amounted to $97.0 million, or 72.8%, of the Company's total deposits, including $76.7 million which were scheduled to mature by June 30, 1998. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management of the Company believes it has adequate resources to fund all loan commitments by savings deposits and FHLB of Atlanta advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Borrowings from the Federal Home Loan Bank increased $10.4 million from $25.6 million at December 31, 1996, to $36.0 million at June 30, 1997. The additional borrowings were used primarily to originate new loans. The Company repaid $8.0 million on July 1, 1997, from the funds received in the sale of loans on June 30, 1997. At June 30, 1997, the Company had unused credit availability with the FHLB of $4.0 million.

STOCKHOLDERS' EQUITY

At June 30, 1997, aggregate stockholders' equity was $20,933,000 as compared $21,042,000 at December 31, 1996. The increase in stockholders' equity from net income of $674,000 was offset by the payment of $475,000 in dividends and the repurchase in the open market of an aggregate of $582,000 of the Company's common stock and held in treasury. Other net increases of $274,000 in stockholders' equity related primarily to the unearned employee stock benefit compensation plans.

The Bank is required to maintain specific amounts of capital pursuant to FDIC requirements and the Company is required to maintain specific amounts of capital pursuant to the regulations of the Federal Reserve Board. As summarized below, the Company and Bank are in compliance with all such requirements at June 30, 1997:
                                                                   PERCENTAGE OF
FIRST SOUTHERN BANCSHARES, INC. (DOLLARS IN THOUSANDS)            ADJUSTED TOTAL
                                                           AMOUNT    ASSETS
Primary capital ratios:
GAAP capital                                             $  20,933
Adjustments:
Mortgage servicing rights                                      (16)
Net unrealized loss on securities available for sale            15
                                                         ---------
Tier 1 capital                                              20,932       14.70%
Minimum Tier 1 (leverage) requirement                        7,677        4.00
                                                         ---------      ------
Excess                                                   $  13,255       10.91%
                                                         =========      ======

Risk-based capital ratios:
Core (Tier I) capital                                    $  20,932       14.70%
Minimum core capital                                         5,694        4.00
                                                         ---------      ------
Excess                                                   $  15,238       10.70%
                                                         =========      ======

Risk-based capital                                       $  22,596       15.87%
Minimum risk-based capital requirement                      11,388        8.00
                                                         ---------      ------
Excess                                                   $  11,208        7.87%
                                                         =========      ======

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

FIRST SOUTHERN BANK (DOLLARS IN THOUSANDS)

Total capital (to risk-weighted assets)                  $  22,720       15.96%
To be well capitalized under the FDICIA
  prompt corrective action provisions                       14,234        10.0%
                                                         ---------      ------
Excess                                                   $   8,486        5.96%
                                                         =========      ======
Tier 1 capital (to risk-weighted assets)                 $  21,056       14.79%
To be well capitalized under the FDICIA
  prompt corrective action provisions                    $   8,541         6.0%
                                                         ---------      ------
Excess                                                   $  12,515        8.79%
                                                         =========      ======
Tier 1 capital (to average assets)                       $  21,056       11.11%
To be well capitalized under the FDICIA
  prompt corrective action provisions                    $   9,477         5.0%
                                                         ---------      ------
Excess                                                   $  11,579        6.11%
                                                         =========      ======
LIQUIDITY

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

As an Alabama state-chartered bank which is not a member of the Federal Reserve System, the Bank is required by the Alabama State Banking Board to maintain at all times a reserve (comprised of cash on hand) based upon average daily deposits of the Bank. Since becoming subject to this regulation, the Bank has fully complied with its requirements. At June 30, 1997, the Bank's qualifying reserves of $991,000 significantly exceeded the required reserve of $199,000. .

                     COMPARISON OF OPERATING RESULTS FOR THE
                    THREE MONTHS ENDED JUNE 30, 1996 AND 1997

GENERAL

Consolidated net income for the quarter ended June 30, 1997 increased to $216,000 from a loss of $9,000 for the comparable quarter in 1996. Earnings per share for the second quarter of 1997 were $0.11. Operating results were significantly impacted by the non interest expense for the planned termination of the Company's defined benefit retirement plan. To reduce compensation expense in future periods, the Company froze the benefits of the retirement plan in May 1997 with the intention of terminating the plan and recognized an expense of $588,000 for the unfunded projected liability. The impact of this on earnings per share was approximately $0.20 for the second quarter ended June 30, 1997.

NET INTEREST INCOME

Net interest income after provision for loan losses for the three months ended June 30, 1997 was $1.8 million, or 8.5% less($164,000) than the $1.9 million reported for the comparable period in 1996, primarily as a result of an increase in the provision for loan losses. The additional provision for loan losses for the second quarter of 1997 was incurred as a result of loan charge offs in excess of recoveries.

INTEREST INCOME

Interest income for the three months ended June 30, 1997 was $3.9 million compared with $3.8 million for the three months ended June 30, 1996, representing an increase of $136,000 or 3.6%. The increase was primarily attributable to an increase of $6.1 million, or 3.5% in average interest earning assets in the second quarter of 1997 to $178.7 million over those in the comparable period of 1996 of $172.6 million as a result of the growth in loans. Also contributing to the increase in interest income was an increase in the average yield on interest-earning assets from 8.68% for the six months ended June 30, 1996 to 8.71% for the six months ended June 30, 1997, as a result of the increase within the loan portfolio to higher yielding commercial mortgage and commercial business loans.

Interest on loans receivable increased $191,000 to $3.7 million during the three months ended June 30, 1997 as compared to $3.5 million the same period in 1996. The increase was primarily attributable to an increase of $3.2 million in average loan balances in the second quarter of 1997 ($162.9 million) from the comparable period in 1996 ($159.7 million). Additionally, the average yield on total loans increased from 8.86% in the second quarter of 1996 to 9.16% during the second quarter of 1997, as a result of the increase within the loan portfolio to higher yielding commercial mortgage and commercial business loans.

Interest on mortgage-related securities decreased by $15,000 from $51,000 during the three months ended June 30, 1996 to $36,000 during the same period in 1997 as a result of the average balance of mortgage-related securities decreasing by $819,000 during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The effect of this decrease in the average balance was partially offset by an increase in 1997 average yields from such securities from 7.9% in the second quarter of 1996 to 8.24% in the second quarter of 1997 as a result of investment in higher yielding mortgage-related securities.

Income from the investment securities portfolio decreased by $50,000 from $103,000 during the three months ended June 30, 1996 to $50,000 during the same period in 1997 as the result of a $1.0 million decrease in the portfolio as a result of sales and maturities from $7 million at June 30, 1996 to $6 million at June 30, 1997. Additionally, the average yield on investment securities decreased slightly from 5.78% in the second quarter of 1996 to 4.63% in the second quarter of 1997 as a result the changes in the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account at the FHLB of Atlanta, FHLB dividends, and earnings on money market funds. The $10,000 increase in other interest income in the second quarter of 1997 to $69,000 when compared to the second quarter of 1996 other interest income of $59,000 is due to the increased interest earnings on the FHLB overnight and money market funds due to an increase in average invested balances from $3.5 million in the second quarter of 1996 to $5.4 million in the comparable 1997 period. FHLB dividends were $25,000 during the second quarter of 1996 as compared to $47,000 in the second quarter of 1997.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 1997 was $2.1 million compared with $1.9 million for the three months ended June 30, 1996, representing an increase of $201,000 or 10.8%.

Interest on deposits increased $24,000 or 1.5% from $1,550,000 in the second quarter 1996 to $1,574,000 in the second quarter of 1997. The increase reflects a $5.8 million increase in average deposits in the second quarter of 1997 ($135.0 million) as compared to the second quarter of 1996 ($129.2 million), offset by a decrease of 13 basis points or 2.7% in the interest cost on average deposit balances from 4.80% in the second quarter of 1996 to 4.67% in the second quarter of 1997. The 1997 decrease in average interest cost was primarily due to decreases in prevailing market interest rates between the two periods.

Other interest expense relates to FHLB of Atlanta borrowings and increased by $177,000 to $482,000 when compared with the 1996 second quarter total of $305,000 due to an increase in average borrowings of $11.8 million during the three months ended June 30, 1997 ($32.5 million) from 1996 average levels of $20.7 million. Interest costs on borrowed funds was consistent at 5.92% for both the second quarter of 1997 and 1996.

PROVISION FOR LOAN LOSSES.

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. For the second quarter of 1997, the Company provided $60,000 for its anticipated loan losses, as compared to a credit of $39,000 for the second quarter in 1996. These provisions were made based on management's analysis of the various factors which effect the loan portfolio and management's desire to hold the allowance at a level considered adequate to provide for losses. The increase of $96,000 in the second quarter of 1997 compared to 1996 is a result of the Bank incurring more loan charge-offs in excess of recoveries than estimated, and therefore, more provision was required to maintain an adequate allowance at June 30, 1997.

NON-INTEREST INCOME.

Non-interest income increased by $360,000 in the second quarter of 1997 to $304,000 as compared to a loss of $56,000 reported in the comparable quarter of 1996. This increase was principally the result of an increase in gains on sale of loans of $143,000 principally from the $9 million sale on June 30, 1997, and the decrease of $197,000 in the losses on sale of real estate owned in the comparable quarter of 1996.

NON-INTEREST EXPENSE.

Non-interest expenses decreased $321,000, or 15.5% to $1.7 million for the second quarter of 1997 compared to $2.1 million for the comparable period in 1996. This decrease resulted from a $111,000 decrease in expenses relating to compensation and employee benefits, $66,000 decrease in insurance expense, and $112,000 decrease in other expenses. The decrease in compensation and employee benefits is primarily due to a decrease in ESOP related compensation of $680,000 from that incurred in 1996 offset by an increase of $588,000 in pension plan expense due to benefits being frozen with the intent to terminate the plan. The decrease in insurance expense is due to the decrease in the SAIF premium rate as a result of the SAIF special assessment paid in 1996. Decreases in other expenses were primarily related to the decrease in real estate owned operating expenses reflecting the decrease of $774,000 in the real estate owned balance at June 30, 1996 of $949,000 to $175,000 at June 30, 1997.

INCOME TAXES

Income tax expense/(benefit) for the three months ended June 30, 1996 and 1997 was $(178,000) and $114,000, respectively. Such amounts represent the net change between the first and second quarter in the income tax provisions recorded for the six months ended June 30, 1996 and 1997 more fully discussed below.

                     COMPARISON OF OPERATING RESULTS FOR THE
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1997

GENERAL

Consolidated net income for the six months ended June 30, 1997, increased 60% to $674,000 from $421,000 for the comparable six months in 1996. Earnings per share for the six months ended June 30, 1997, were $0.35 as compared to $0.22 for the comparable period in 1996. Operating results were significantly impacted by the non interest expense for the planned termination of the Company's defined benefit retirement plan. To reduce compensation expense in future periods, the Company froze the benefits of the retirement plan in May 1997 with the intention of terminating the plan and recognized an expense of $588,000 for the unfunded projected liability. The impact of this on earnings per share was approximately $0.20 for the six months ended June 30, 1997.

NET INTEREST INCOME

Net interest income after provision for loan losses for the six months ended June 30, 1997 was consistent with the $3.5 million reported for the comparable period in 1996. The increase in the net interest spread of 3.6% for the six months ended June 30, 1996 to 3.75% for the six months ended June 30, 1997, was a result of the increase within the loan portfolio to higher yielding commercial mortgage and business loans. This increase in the net interest spread was offset by the increase in interest expense, in particular the interest on advances from the FHLB as further discussed below.

INTEREST INCOME

Interest income for the six months ended June 30, 1997 was $7.7 million compared with $7.4 million for the six months ended June 30, 1996, representing an increase of $270,000 or 3.7%. The increase was primarily attributable to an increase of $5.2 million, or 3.0% in average interest earning assets in the first six months of 1997 to $177.1 million over those in the comparable period of 1996 of $171.9 million as a result of the growth in loans. Also contributing to the increase in interest income was an increase in the average yield on interest-earning assets from 8.60% for the six months ended June 30, 1996 to 8.61% for the six months ended June 30, 1997, as a result of the increase within the loan portfolio to higher yielding commercial mortgage and commercial business loans.

Interest on loans receivable increased $394,000 to $7.3 million during the six months ended June 30, 1997 as compared to the same period in 1996. The increase was primarily attributable to an increase of $5.2 million in average loan balances in the first six months of 1997 ($161.9 million) from the comparable period in 1996 ($156.7 million). Additionally, the average yield on total loans increased from 8.82% in the first six months of 1996 to 9.03% during the fist six months of 1997, as a result of the increase within the loan portfolio to higher yielding commercial mortgage and commercial business loans.

Interest on mortgage-related securities decreased by $35,000 from $109,000 during the six months ended June 30, 1996 to $74,000 during the same period in 1997 as a result of the average balance of mortgage-related securities decreasing by $1.0 million during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The effect of this decrease in the average balance was partially offset by an increase in 1997 average yields from such securities from 7.83% in the first six months of 1996 to 8.22% in the first six months of 1997 as a result of investment in higher yielding mortgage-related securities.

Income from the investment securities portfolio decreased by $81,000 from $221,000 during the six months ended June 30, 1996 to $140,000 during the same period in 1997 as the result of a $1.0 million decrease in the portfolio as a result of sales and maturities from $6.9 million at June 30, 1996 to $5.9 million at June 30, 1997. Additionally, the average yield on investment securities decreased slightly from 5.76% in the first six months of 1996 to 4.93% in the first six months of 1997 as a result the changes in the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account at the FHLB of Atlanta, FHLB dividends, and earnings on money market funds. The $8,000 decrease in other interest income in the first six months of 1997 to $147,000 when compared to the first six months of 1996 other interest income of $155,000 is due to the decreased interest earnings on the FHLB overnight and on money market funds due to a decrease in average invested balances from $3.5 million in the first six months of 1996 to $2.4 million in the comparable 1997 period. FHLB dividends were $49,000 during the first six months of 1996 as compared to $75,000 in the first six months of 1997.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 1997 was $4.0 million compared with $3.7 million for the six months ended June 30, 1996, representing an increase of $316,000 or 8.6%.

Interest on deposits of $3.1 million was consistent with the first six months 1996. A decrease of 16 basis points or 3.3% in the interest cost on average deposit balances from 4.86% in the first six months of 1996 to 4.70% in the first six months of 1997, offset by a $4.1 million increase in average deposits in the first six months of 1997 ($133.2 million) as compared to the first six months of 1996 ($129.1 million). The 1997 decrease in average interest cost was primarily due to decreases in prevailing market interest rates between the two periods.

Other interest expense relates to FHLB of Atlanta borrowings and increased by $322,000 to $877,000 when compared with the 1996 first six months total of $555,000 due to an increase in average borrowings of $13 million during the six months ended June 30, 1997 ($31.6 million) from 1996 average levels of $18.6 million. The increase caused by higher average balance was partially offset by decreased interest costs on borrowed funds from 5.93% in 1996 to 5.56% in 1997 as a consequence of the adjustable rate nature of the majority of the FHLB of Atlanta borrowings.

PROVISION FOR LOAN LOSSES.

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. For the first six months of 1997, the Company provided $121,000 for its anticipated loan losses, as compared to $150,000 for the first six months in 1996. These provisions were made based on management's analysis of the various factors which effect the loan portfolio and management's desire to hold the allowance at a level considered adequate to provide for losses. The decrease of $29,000 in the first six months of 1997 compared to 1996 is a result of the Bank incurring fewer loan charge-offs than estimated, and therefore, less provision was required to maintain an adequate allowance at June 30, 1997.

NON-INTEREST INCOME.

Non-interest income increased by $366,000 in the second quarter of 1997 to $445,000 as compared to $79,000 reported in the comparable quarter of 1996. This increase was principally the result of an increase in gains on sale of loans of $119,000 principally from the $9 million sale on June 30, 1997, and the decrease of $187,000 in the losses on sale of real estate owned in the comparable quarter of 1996.

NON-INTEREST EXPENSE.

Non-interest expenses decreased $220,000, or 7.0% to $2.9 million for the second quarter of 1997 compared to $3.1 million for the comparable period in 1996. This decrease resulted from a $112,000 decrease in insurance expense, and $111,000 decrease in other expenses. The decrease in insurance expense is due to the decrease in the SAIF premium rate as a result of the SAIF special assessment paid in 1996. Decreases in other expenses were primarily related to the decrease in real estate owned operating expenses reflecting the decrease of $$774,000 in the real estate owned balance at June 30, 1996 of $949,000 to $175,000 at June 30, 1997.

Compensation and employee benefits remained consistent in 1997 and 1996 as the decrease in ESOP related compensation of $734,000 from that incurred in 1996 was offset by an increase of $588,000 in pension plan expense due to benefits being frozen with the intent to terminate the plan. In addition, compensation and benefits related to the amortization of the deferred MRDP expense increased $86,000 over the same period in 1996.

INCOME TAXES

Income tax expense for the six months ended June 30, 1996 and 1997 was $81,000 and $397,000, respectively, or 16.1% and 37.1%, respectively, of income before income taxes. The increase in the 1997 effective income tax rate over that of 1996 was primarily due a charitable contribution recognized for tax purposes but not for financial reporting in the first six months of 1996.

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

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a)   Exhibits

      (3a)  Certificate of Incorporation of the Company*

      (3a) (i) Certificate of Amendment of Certificate of Incorporation
      (3b)  Bylaws of the Company*
      (10a) 1996 Stock Option Plan of the Company**
      (10b) 1996 Management Recognition and Development Plan of the Company**
      (10c) Employment Agreement with Charles L. Frederick, Jr.***
      (10d) Employment Agreement with Thomas N. Ward***
      (27)  Financial Data Schedule

      ---------------------
      * Incorporated by reference to the Company's Registration Statement on Form S-1, as amended.

      ** Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

      *** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(b)   Report on Form 8-K
      No Forms 8-K were filed during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST SOUTHERN BANCSHARES, INC.

Date     August 15, 1997                /s/ Charles L. Frederick, Jr.
         ---------------                -----------------------------
                                        Mr. Charles L. Frederick, Jr.
                                        President and Chief Executive Officer

Date     August 14, 1997                /s/ Ms. Glenda Young
         ---------------                --------------------
                                        Ms. Glenda Young
                                        Vice President/Treasurer and
                                          Chief Accounting Officer