Form 10QSB
period 1997-09-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 1997-11-14
CIK 934302

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                              FORM 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ______________

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


APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,887,639 shares of $.01 par value common stock as of November 10, 1997.

                FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
                                FORM 10-QSB
                             September 30, 1997
                             TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated statements of financial condition (unaudited)                    1

Consolidated statements of income (unaudited)                                 2

Consolidated statement of stockholders' equity (unaudited)                    3

Consolidated statements of cash flows (unaudited)                             4

Selected notes to consolidated financial statements (unaudited)               6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            7

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                   15

ITEM 2 - CHANGES IN SECURITIES                                               15

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                     15

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                   15

ITEM 5 - OTHER INFORMATION                                                   15

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    15

SIGNATURES                                                                   16

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED  (In thousands)

                                                      December 31, September 30,
                                                            1996          1997
ASSETS                                                     ------        ------
Cash and cash equivalents                                 $ 4,220       $ 6,686
Investment securities available for sale, at market        10,948         8,992
Mortgage-backed securities, held to maturity, at cost       1,887         1,574
Loans held for sale, at cost, which approximates market       232             -
Loans receivable, net                                     159,486       159,860
Foreclosed real estate                                        198           176
Premises and equipment, net                                 3,455         3,557
Federal Home Loan Bank stock, at cost                       1,357         2,212
Accrued interest receivable                                 1,728         1,793
Deferred income taxes                                          93           287
Other assets                                                  880           401
                                                           ------        ------
TOTAL ASSETS                                             $184,484      $185,538
                                                          =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                 $132,800      $142,612
Advances from Federal Home Loan Bank                       25,619        21,505
Other notes payable                                         4,000             -
Income taxes currently payable                                  3           144
Deferred income taxes                                           -             -
Dividends payable                                               -             -
Pension plan liability                                          -            40
Other liabilities                                           1,020           443
                                                           ------        ------
Total liabilities                                         163,442       164,744
                                                           ------        ------
COMMITMENTS AND CONTINGENCIES                                   -             -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares
 authorized; none issued and outstanding                        -             -
Common stock, $.01 par value; 4,000,000 shares
 authorized;  2,076,969 and  shares issued                     21            21
Additional paid-in capital                                 11,334        11,368
Retained earnings - Substantially restricted               12,672        13,133
Unearned employee compensation - ESOP                        (401)         (295)
Unearned employee compensation - MRDP                      (1,119)         (926)
Net unrealized loss on securities available for sale          (40)           (4)
Net provision for additional minimum pension liability          -             -
Treasury stock, at cost                                    (1,425)       (2,503)
                                                           ------        ------
Total stockholders' equity                                 21,042        20,794
                                                           ------        ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $184,484      $185,538
                                                          =======       =======


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED (In thousands, except per share amounts)

                                    Three months ended       Nine months ended
                                       September 30,           September 30,
                                      1996      1997          1996      1997
INTEREST INCOME:                     ------    ------        ------    ------
Loans                                 3,627     3,705        10,539    11,011
Mortgage-backed securities               44        33           153       107
Investment securities                   101       104           322       244
Other                                    71        88           226       235
                                     ------    ------        ------    ------
Total interest income                 3,843     3,930        11,240    11,597

INTEREST EXPENSE:
Deposits                              1,532     1,801         4,669     4,932
Advances from Federal Home Loan
  Bank and other                        392       379           947     1,256
                                     ------    ------        ------    ------
Total interest expense                1,924     2,180         5,616     6,188

NET INTEREST INCOME                   1,919     1,750         5,624     5,409
PROVISION FOR LOAN LOSSES                60        61           210       182
                                     ------    ------        ------    ------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES            1,859     1,689         5,414     5,227

NON INTEREST INCOME:
Loan fees and service charges           102       113           286       354
Net gains on sale of loans              187        48           251       231
Gains on sales of investments             -         -             -         -
Gains(losses) on real estate owned      (88)        -          (275)        2
Loss on sale of other assets              -         -             -        (2)
Other                                     5        11            23        32
                                     ------    ------        ------    ------
Total non interest income               206       172           285       617

NON INTEREST EXPENSES:
Compensation and employee benefits      632       633         2,603     2,610
Building and occupancy expense          146       162           378       408
Data processing expense                  87        40           287       205
Advertising                              54        47           115       126
Insurance expense                     1,207        72         1,439       192
Other                                   170       169           606       494
                                     ------    ------        ------    ------
Total non interest expenses           2,296     1,123         5,428     4,035
                                     ------    ------        ------    ------
INCOME (LOSS) BEFORE INCOME TAXES      (231)      738           271     1,809
INCOME TAX EXPENSE (BENEFIT)           (156)      298           (75)      695
                                     ------    ------        ------    ------
NET INCOME (LOSS)                     $ (75)    $ 440         $ 346    $1,114
                                     ======    ======        ======    ======

EARNINGS (LOSS) PER SHARE            $(0.04)   $ 0.23         $0.18   $  0.58
                                     ======    ======        ======    ======
DIVIDENDS PER SHARE
Regular cash dividends              $ 0.125   $ 0.125        $0.375   $ 0.375

Special cash dividends-return
  of capital                         $    -   $     -        $3.400   $    -
                                     ------    ------        ------    ------
Total dividends per share            $0.125   $ 0.125        $3.775   $ 0.375
                                     ======    ======        ======    ======

See accompanying selected notes to consolidated financial statements.

PAGE

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)
                                                                                                            Net
                                                                                                            unrealized
                                                                                Retained     Unearned       loss on     Total
                                          Common stock               Additional earnings     employee       securities  stock-
                                     Issued          In treasury       paid-in Substantially compensation   available   holders'
                                 Shares    Amount   Shares    Amount   capital  restricted   ESOP    MRDP   for sale    equity
                                --------   ------   ------    ------   -------   --------   ------  ------  --------  ---------
Balances at December 31, 1995  2,049,875     20    (49,906)     (757)   19,586     14,203   (1,531)     -       (26)    31,495

Net income for the year ended
  December 31, 1996                   -      -          -         -         -         538       -       -         -        538

Cash dividends                        -      -          -         -     (9,056)    (2,069)      -       -         -    (11,125)

Acquisition of treasury stock         -      -   (114,400)    (1,501)       -          -        -       -         -     (1,501)

ESOP shares committed for release     -      -         -          -        347         -     1,130      -         -      1,477

Common stock grants to MRDP       27,094      1    54,906        833       457         -        -   (1,291)       -         -

Amortization of MRDP
  unearned compensation               -      -         -          -         -          -        -      172        -        172

Increase in unrealized loss on
  securities available for sale, net
  of related income taxes             -      -         -          -         -          -        -       -        (14)      (14)
                                --------   ------   ------    ------   -------   --------   ------  ------  --------  ---------
Balances at December 31, 1996  2,076,969   $ 21  (109,400)   $(1,425)  $11,334    $12,672    $(401)$(1,119)     $(40)  $21,042

Net income for the nine months
  ended September 30, 1997            -      -         -          -         -       1,114       -       -          -     1,114

Cash dividends                        -      -         -          -         -        (653)      -       -          -      (653)

Acquisition of treasury stock         -      -    (79,930)    (1,078)       -          -        -       -          -    (1,078)

ESOP shares committed for release     -      -         -          -         34         -       106      -          -       140

Common stock grants to MRDP           -      -         -          -         -          -        -       -          -        -

Amortization of MRDP unearned
  compensation                        -      -         -          -         -          -        -      193         -       193

Increase in unrealized loss on
  securities available for sale, net
  of related income taxes             -      -         -          -         -          -        -       -          36       36
                                --------   ------   ------    ------   -------   --------   ------  ------  --------  ---------
Balances at September 30, 1997 2,076,969   $ 21  (189,330)   $(2,503)  $11,368    $13,133    $(295)  $(926)    $   (4) $20,794

See accompanying selected notes to consolidated financial statements

                                       3

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)
                                                           Nine months ended
                                                             September 30,
                                                            1996       1997
CASH FLOWS FROM OPERATING ACTIVITIES:                      ------     ------
Net income                                                   $346     $1,114
Adjustments to reconcile net income to net  cash provided
  by operating activities:
  Depreciation                                                160        199
  Provision for loan losses                                   210        182
  Provision for deferred income taxes (benefit)              (403)      (194)
  Amortization/accretion of  premiums/discounts on
   investment and mortgage-backed securities                    1        (31)
  Amortization of deferred loan fees                         (149)       (74)
  Fair market value of ESOP shares
    committed for release and charged to
    employee compensation                                     973        140
  (Gain) on sale of investment securities                       0          0
  Amortization of unearned compensation - MRDP                108        193
  (Gains) losses on real estate owned                         275          2
  (Gain) on sale of premises and equipment                      0          0
  Loss on disposal of premises and equipment                    0          0
  (Increase) decrease in:
    Loans held for sale                                       388        232
    Accrued interest receivable                               (11)       (65)
    Other assets                                             (132)       480
  Increase (decrease) in:
    Income taxes currently payable                            (86)       141
    Pension plan liability                                      0         40
    Other liabilities                                       1,185       (576)
                                                           ------     ------
Net cash provided by operating activities                   2,865      1,782
                                                           ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in total loans                     (5,120)      (482)
Proceeds from sale of:
  Investment and mortgage-backed securities                   331        344
  Investment securities                                         0      1,992
  Real estate owned                                         1,605         20
  Premises and equipment                                        0          0
Proceeds from maturities of:
  Investment and mortgage-backed securities                 2,640          0
  Mortgage-backed securities                                    0          0
Acquisition of:
  Investment and mortgage-backed securities                     0          0
  Federal Home Loan Bank stock                                  0       (855)
  Premises and equipment                                     (555)      (301)
  Capitalized improvements to real estate owned               (33)         0
                                                           ------     ------
Net cash provided by (used in) investing activities        (1,132)       718
                                                           ------     ------

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                          Nine months ended
                                                            September 30,
                                                            1996       1997
                                                           ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts                   169      9,812
Cash dividends paid                                        (7,253)      (653)
Proceeds from FHLB advances                                12,000     (4,115)
Proceeds from other borrowings                                500          0
Reductions in FHLB advances                                (5,113)         0
Reductions in other borrowings                               (500)    (4,000)
Acquisition of treasury stock                              (1,280)    (1,078)
                                                           ------     ------
Net cash provided by (used in)  financing activities       (1,477)       (34)
                                                           ------     ------
INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS             256      2,466
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             8,971      4,220
                                                           ------     ------
CASH AND CASH EQUIVALENTS - END OF PERIOD                  $9,227     $6,686
                                                           ======     ======

SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Noncash transactions:
Loans foreclosed and transferred to real estate owned        $947       $294

Increase (decrease) in net unrealized loss on securities
  available for sale                                          $28        $36

Dividends declared but unpaid at period end                    $0

Cash paid during the period for:
Income taxes                                                 $661       $540

Interest                                                   $5,578     $6,222


See accompanying selected notes to consolidated financial statements.

                  FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
           SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of September 30, 1997 and for the periods then ended include the accounts of the Registrant, First Southern Bancshares, Inc. (the "Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the "Company".

The September 30, 1996 and 1997 interim financial statements included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the September 30, 1996 and 1997 interim financial statements. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the operating results for the full year. The December 31, 1996 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996. Such Consolidated Statement of Financial condition included therein was audited and received an unqualified opinion.

NOTE 2 - DEFINED BENEFIT PLAN TERMINATION

The Company froze the benefits of its defined benefit noncontributory retirement plan in May 1997 with the intention of terminating the plan and recognized an expense of $588,000 for the unfunded projected liability. The impact of this on earnings per share was approximately $0.20 for the nine months ended September 30, 1997.

NOTE 3 - EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares outstanding during the period. Shares held by the Company's ESOP are considered outstanding only at such time as they are committed for release. Weighted average shares outstanding for the nine months ended September 30, 1996 and 1997 were 1,889,331 and 1,911,448 shares, respectively.

NOTE 4 - SUBSEQUENT EVENT

On October 9, 1997, the Board of Directors declared a cash dividend of $.125 per share, payable October 30, 1997 to stockholders of record as of October 20, 1997.

NOTE 5 - COMMITMENTS

At September 30, 1997, the Company had commitments to originate variable rate loans, excluding loans in process but including unused commercial business lines of credit, of $8.2 million. The Company had no significant commitments to originate fixed-rate loans at September 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Southern Bancshares, Inc. ("Bancshares"), a Delaware corporation, was organized on November 22, 1994. Bancshares is primarily engaged in the business of directing and planning the activities of its wholly-owned subsidiary, First Southern Bank (the "Bank). Bancshares' primary assets are comprised of its investment in the Bank and a note receivable from the Bank's Employee Stock Ownership Plan ("ESOP"). Bancshares and the Bank are collectively referred to herein as the "Company".

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 1996, as well as material changes in results of operations during the nine months ended September 30, 1996 and 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

Total assets increased $1.0 million from $184.5 million at December 31, 1996, to $185.5 million at September 30, 1997. This increase is primarily reflected in cash that increased $2.5 million from $4.2 million at December 31, 1996, to $6.7 million at September 30, 1997, primarily as a result of growth in deposits.
The growth in deposits is primarily in certificates of deposit as the Company continues to offer competitive rates in its marketing efforts.

Investment and mortgage-backed securities

The Company did not increase its investments in mortgage-backed securities during the nine months ended September 30, 1997. The decrease in investment securities of $2.0 million from $11.0 million at December 31, 1996 to $9.0 million at September 30, 1997 was due to the maturities of a certificate of deposits with the FHLB.

Loans

The principal investing activity of the Company is the origination of residential mortgage loans, commercial real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama. During the nine months ended September 30, 1997, the Company had originated a net $9.0 million in loans and sold $9.0 million of loans; therefore, the balance of net loans has remained at approximately $159.5 million and $159.9 million at December 31, 1996 and September 30, 1997, respectively.

The loan portfolio composition is changing as the result of management's continued efforts to expand and diversify the Company's loan portfolio into commercial mortgage loans, commercial business loans, and consumer loans. These types of loans are generally considered to involve a greater degree of risk than residential mortgage lending. A comparison of the Bank's loan portfolio analysis at December 31, 1996 and September 30, 1997 follows:

                              12/31/96                 9/30/97
Type of Loan                 Amount       Percent       Amount     Percent
 Mortgage loans:             -------      -------      -------     -------
 Residential                $ 85,205       53.3%      $ 80,517      50.4%
 Commercial                   33,434       20.9         34,725      21.7
 Total mortgage loans        118,639       74.2        115,242      72.1
 Commercial business loans    27,157       17.0         27,201      17.0
 Consumer loans               17,701       11.1         20,407      12.8
                             -------      -------      -------     -------
Total loans                  163,497      102.3        162,850     101.9

Less:
 Undisbursed loans             1,928        1.2          1,219       0.8
 Unamortized loan fees           192        0.1            162       0.1
 Allowance for possible losses 1,659        1.0          1,609       1.0
                             -------      -------      -------     -------
Net loans receivable       $ 159,718      100.0%     $ 159,860     100.0%

Non performing assets (comprised solely of loans delinquent 90 days or more and repossessed assets) were $1.5 million as of September 30, 1997, and decreased $600,000 from $2.1 million at June 30, 1997. Non performing assets (% of total non performing) at September 30, 1997 include real estate owned (12%), residential mortgage loans (25%), commercial real estate loans (23%), multi-family mortgage loans (22%), commercial business loans (9%), and consumer loans (9%). At September 30, 1997, the allowance for loan losses was $1.6 million and represented 1.0% of total net loans and 106.0% of non performing assets. The provision for loan losses was $61,000 for the third quarter and $182,000 for the nine months ended September 30, 1997, as compared to $60,000 and $210,000, respectively for the comparable periods in 1996.

In the opinion of management, at September 30, 1997, the allowance for loan losses was adequate at that date, however, there can be no assurance that the Company will not be required to increase the allowance in the future.

At September 30, 1997, the Company had loan commitments for variable rate loans (excluding loans in process) including unused commercial business lines of credit, of $8.2 million. The Company had no significant commitments for fixed-rate loans at September 30, 1997.

Deposits and FHLB advances

Deposit balances increased $9.8 million from $132.8 million at December 31, 1996 to $142.6 at September 30, 1997. The increase was primarily in certificates of deposits as the Company continues to be aggressive in its marketing for deposits through competitive rates and advertising.

At September 30, 1997, savings certificates amounted to $107.3 million, or 75.5%, of the Company's total deposits, including $15.5 million which were scheduled to mature by September 30, 1998. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management of the Company believes it has adequate resources to fund all loan commitments by savings deposits and FHLB of Atlanta advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Borrowings from the Federal Home Loan Bank decreased $4.1 million from $25.6 million at December 31, 1996, to $21.5 million at September 30, 1997. Funds from sale of loans and growth in deposits were used to reduce the borrowings from the Federal Home Loan Bank. At September 30, 1997, the Company had unused credit availability with the FHLB of $18.5 million.

Stockholders' equity
At September 30, 1997, aggregate stockholders' equity was $20.8 million as compared $21.0 million at December 31, 1996. The increase in stockholders' equity from net income of $1.1 million was offset by the payment of $715,000 in dividends and the repurchase in the open market of an aggregate of $1.1 million of the Company's common stock and held in treasury. Other net increases of $431,000 in stockholders' equity related to the unearned employee stock benefit compensation plans and unrealized losses on securities.

The Bank is required to maintain specific amounts of capital pursuant to FDIC requirements and the Company is required to maintain specific amounts of capital pursuant to the regulations of the Federal Reserve Board. As summarized below, the Company and Bank are in compliance with all such requirements at September 30, 1997:
                                                                Percentage of
First Southern Bancshares, Inc. (dollars in thousands)          adjusted total
                                                     Amount       assets
Primary capital ratios:
GAAP capital                                        $ 20,794
Adjustments:
Mortgage servicing rights                                (15)
Net unrealized loss on securities available for sale       4
                                                     -------
Tier 1 capital                                        20,783         11.20%
Minimum Tier 1 (leverage) requirement                  7,422          4.00
                                                     -------        -------
Excess                                           $    13,361          7.20 %
                                                     =======        =======
Risk-based capital ratios:
Core (Tier I) capital                            $    20,783         14.69%
Minimum core capital                                   5,661          4.00
                                                     -------        -------
Excess                                           $    15,122         10.69%
                                                     =======        =======

Risk-based capital                               $    22,392         15.82%
Minimum risk-based capital requirement                11,321          8.00
                                                     -------        -------
Excess                                           $    11,071          7.82%
                                                     =======        =======

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

First Southern Bank (dollars in thousands)
Total capital (to risk-weighted assets)          $    21,719         15.41%
To be well capitalized under the FDICIA
prompt corrective action provisions                   14,097         10.0%
                                                     -------        -------
Excess                                           $     7,622          5.41%
                                                     =======        =======

Tier 1 capital (to risk-weighted assets)         $    20,110         14.27%
To be well capitalized under the FDICIA
prompt corrective action provisions              $     8,458          6.0%
                                                     -------        -------
Excess                                           $    11,652          8.27%
                                                     =======        =======

Tier 1 capital (to average assets)               $    20,110         10.79%
To be well capitalized under the FDICIA
prompt corrective action provisions              $     9,320          5.0%
                                                     -------        -------
Excess                                           $    10,790          5.79%
                                                     =======        =======
Liquidity

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

                                        9
PAGE

As an Alabama state-chartered bank which is not a member of the Federal Reserve System, the Bank is required by the Alabama State Banking Board to maintain at all times a reserve (comprised of cash on hand) based upon average daily deposits of the Bank. Since becoming subject to this regulation, the Bank has fully complied with its requirements. At September 30, 1997, the Bank's qualifying reserves of $1.4 million significantly exceeded the required reserve of $198,000.

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in the data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, computer applications could fail or create erroneous results in the year 20000. The Year 2000 Issue affects virtually all companies. Bancshares does not estimate that the costs associated with the Year 2000 Issue will materially impact future operating results. Such costs will be recognized as incurred.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

General

Consolidated net income for the quarter ended September 30, 1997, increased to $440,000 from a loss of $75,000 in the comparable quarter in 1996. Earnings per share for the third quarter of 1997 were $0.11 as compared to a loss of $.04 per share in the third quarter of 1996.

Net Interest Income

The third quarter net interest income after provision for loan losses was $1.7 million, or 9.1% less than the $1.9 million reported for the comparable period in 1996, primarily as a result of increases in interest expense for certificates of deposits as the Company continues to be aggressive in its marketing.

Interest Income

Interest income for the three months ended September 30, 1997 was $3.9 million compared with $3.8 million for the three months ended September 30, 1997, representing an increase of $136,000 or 3.6%. The increase was primarily attributable to an increase of $1.2 million, or 0.7% in average interest earning assets in the third quarter of 1997 to $175.4 million over those in the comparable period of 1996 of $174.2 million as a result of the growth in loans. Also contributing to the increase in interest income was an increase in the average yield on interest-earning assets from 8.82% for the three months ended September 30, 1996 to 8.96% for the nine months ended September 30, 1997, as a result of the increase within the loan portfolio to higher yielding but inherently riskier commercial mortgage and commercial business loans.

Interest on loans receivable increased $78,000 to $3.7 million during the three months ended September 30, 1997 as compared to $3.6 million the same period in 1996. The increase was primarily attributable to an increase of $0.5 million in average loan balances in the third quarter of 1997 ($161.2 million) from the comparable period in 1996 ($160.7 million). Additionally, the average yield on total loans increased from 9.03% in the third quarter of 1996 to 9.19% during the third quarter of 1997, as a result of the increase within the loan portfolio to higher yielding but inherently riskier commercial mortgage and commercial business loans.

Interest on mortgage-related securities decreased by $11,000 from $44,000 during the three months ended September 30, 1996 to $33,000 during the same period in 1997 as a result of the average balance of mortgage-related securities decreasing by $572,000 during the three months ended September 30, 1997 ($1.6 million) as compared to the three months ended September 30, 1996 ($2.2 million). The effect of this decrease in the average balance was partially offset by an increase in 1997 average yields from such securities from 8.09% in the third quarter of 1996 to 8.12% in the third quarter of 1997 as a result of investment in higher yielding mortgage-related securities.

Income from the investment securities portfolio increased by $3,000 from $101,000 during the three months ended September 30, 1996 to $104,000 during the same period in 1997 as the result of a $800,000 increase in the average balance from 6.9 million at September 30, 1996 to $7.7 million at September 30, 1997. Additionally, the average yield on investment securities decreased slightly from 5.85% in the third quarter of 1996 to 5.35% in the third quarter of 1997 as a result the changes in the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account at the FHLB of Atlanta, FHLB dividends, and earnings on money market funds. The $17,000 increase in other interest income in the third quarter of 1997 to $88,000 when compared to the third quarter of 1996 other interest income of $71,000 is due to an increase in FHLB dividends from $26,000 during the third quarter of 1996 as compared to $47,000 in the third quarter of 1997. In addition, yields on the average balance of the FHLB overnight account increased from 6.16% in the third quarter of 1996 to 7.5% in the third quarter of 1997. The increase in yield was offset by the decrease in average of the FHLB overnight account balances from $4.4 million in the third quarter of 1996 as compared to $2.2 million in the third of 1997.

Interest Expense

Interest expense for the three months ended September 30, 1997 was $2.2 million compared with $1.9 million for the three months ended September 30, 1996, representing an increase of $256,000 or 13.3%.

Interest on deposits increased $269,000 or 17.6% from $1.5 million in the third quarter 1996 to $1.8 million in the third quarter of 1997. The increase reflects a $10.3 million increase in average deposits in the third quarter of 1997 ($138.6 million) as compared to the third quarter of 1996 ($128.3 million), and an increase of 42 basis points or 8.7% in the interest cost on average deposit balances from 4.78% in the third quarter of 1996 to 5.20% in the third quarter of 1997. The 1997 increase in average interest cost was primarily due to increases in prevailing market interest rates between the two periods, and Bancshares competitive marketing and promotions in attracting certificates of deposits.

Other interest expense relates to FHLB of Atlanta borrowings and decreased by $13,000 to $379,000 when compared with the 1996 third quarter total of $392,000 due to an increase in average borrowings of $0.8 million during the three months ended September 30, 1997 ($25.7 million) from 1996 average levels of $26.5 million. Interest costs on borrowed funds was consistent at 5.9% for both the third quarter of 1997 and 1996.

Provision for Loan Losses.

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. For the third quarter of 1997, the Company provided $61,000 for its anticipated loan losses, as compared to $60,000 for the third quarter in 1996. These provisions were made based on management's analysis of the various factors which effect the loan portfolio and management's desire to maintain the allowance at a level considered adequate to provide for losses.

Non-interest Income.

Non-interest income decreased by $34,000 in the third quarter of 1997 to $172,000 as compared to $206,000 reported in the comparable quarter of 1996. This decrease was principally the result of a decrease of in gains on sale of loans of $139,000 from $187,000 in the third quarter of 1996 to $48,000 in the third of 1997, and the decrease in losses on real estate owned from $88,000 in the third of 1996 to none in the third quarter of 1997.

Non-interest Expense.

Non-interest expenses decreased $1.2 million, or 51.1% to $1.1 million for the third quarter of 1997 compared to $2.3 million for the comparable period in 1996. This decrease resulted primarily from a $1.1 million decrease in insurance expenses relating to the one-time Savings Association Insurance Fund ("SAIF") premium assessment recognized in the third quarter of 1996.

Income Taxes

Income tax expense/(benefit) for the three months ended September 30, 1996 and 1997 was $(156,000) and $298,000, respectively. Such amounts represent the net change between the second and third quarter in the income tax provisions recorded for the nine months ended September 30, 1996 and 1997 more fully discussed below.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

General

Consolidated net income for the nine months ended September 30, 1997, increased to $1.1 million from $346,000 for the comparable nine months in 1996. Earnings per share for the nine months ended September 30, 1997, were $0.58 as compared to $0.18 for the comparable period in 1996. The increase in earnings over that of the previous year is primarily due to the $1,093,000 one-time Savings Association Insurance Fund ("SAIF") premium assessment recognized in the third quarter of 1996.

Net Interest Income

Net interest income after provision for loan losses of 5.2 million for the nine months of ended September 30, 1997 was $187,000 lower or 3.5% less than the $5.4 million reported for the comparable period in 1996. Increases in the net interest spread of 3.69% for the nine months ended September 30, 1996 to 3.77% for the nine months ended September 30, 1997, as a result of the increase within the loan portfolio to higher yielding commercial mortgage and business loans, was offset by the increase in interest expense, in particular the interest on advances from the FHLB as further discussed below.

Interest Income

Interest income for the nine months ended September 30, 1997 was $11.6 million compared with $11.2 million for the nine months ended September 30, 1996, representing an increase of $357,000 or 3.2%. The increase was primarily attributable to an increase of $3.6 million, or 2.1% in average interest earning assets in the first nine months of 1997 to $176.3 million over those in the comparable period of 1996 of $172.7 million as a result of the growth in loans. Also contributing to the increase in interest income was an increase in the average yield on interest-earning assets from 8.68% for the nine months ended September 30, 1996 to 8.77% for the nine months ended September 30, 1997, as a result of the increase within the loan portfolio to higher yielding but inherently riskier commercial mortgage and commercial business loans.

Interest on loans receivable increased $472,000 to $11.0 million during the nine months ended September 30, 1997 as compared to the same period in 1996 ($10.5 million). The increase was primarily attributable to an increase of $5.8 million in average loan balances in the first nine months of 1997 ($163.8 million) from the comparable period in 1996 ($158.0 million). Additionally, the average yield on total loans increased from 8.89% in the first nine months of 1996 to 8.96% during the first nine months of 1997, as a result of the increase within the loan portfolio to higher yielding commercial mortgage and commercial business loans.

Interest on mortgage-related securities decreased by $43,000 from $153,000 during the nine months ended September 30, 1996 to $107,000 during the same period in 1997 as a result of the average balance of mortgage-related securities decreasing by $0.5 million during the nine months ended September 30, 1997 ($1.7 million) as compared to the nine months ended September 30, 1996 ($2.2 million). The effect of this decrease in the average balance was partially offset by an increase in 1997 average yields from such securities from 7.91% in the first nine months of 1996 to 8.13% in the first nine months of 1997 as a result of investment in higher yielding mortgage-related securities.

Income from the investment securities portfolio decreased by $78,000 from $322,000 during the nine months ended September 30, 1996 to $244,000 during the same period in 1997 as the result of a $1.0 million decrease in the portfolio as a result of sales and maturities from $7.4 million at September 30, 1996 to $6.6 million at September 30, 1997. Additionally, the average yield on investment securities decreased slightly from 5.79% in the first nine months of 1996 to 4.95% in the first nine months of 1997 as a result the changes in the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account at the FHLB of Atlanta, FHLB dividends, and earnings on money market funds. The $9,000 decrease in other interest income in the first nine months of 1997 to $235,000 when compared to the first nine months of 1996 other interest income of $226,000 is due to the decreased interest earnings on the FHLB overnight and on money market funds due to a decrease in average invested balances from $3.0 million in the first nine months of 1996 to $2.0 million in the comparable 1997 period. FHLB dividends were $75,000 during the first nine months of 1996 as compared to $121,000 in the first nine months of 1997.

Interest Expense

Interest expense for the nine months ended September 30, 1997 was $6.2 million compared with $5.6 million for the nine months ended September 30, 1996, representing an increase of $572,000 or 10.2%.

Interest on deposits for the nine months ended September 30, 1997 was $4.9 million compared with $4.7 million for the nine months ended September 30, 1996, representing an increase of $263,000 or 5.6%. The increase is due to a $7.6 million increase in average deposits in the first nine months of 1997 ($136.4 million) as compared to the first nine months of 1996 ($128.8 million). The 1997 average interest cost of 4.82% was consistent with 1996 for the same period.

Other interest expense relates to FHLB of Atlanta borrowings and increased by $309,000 to $1.3 million when compared with the 1996 first nine months total of $947,000 due to an increase in average borrowings of $7.0 million during the nine months ended September 30, 1997 ($28.3 million) from 1996 average levels of $21.3 million. The increase caused by the higher average balance was partially offset by decreased interest costs on borrowed funds from 5.92% in 1996 to 5.84% in 1997 as a consequence of the adjustable rate nature of the majority of the FHLB of Atlanta borrowings.

Provision for Loan Losses.

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. For the first nine months of 1997, the Company provided $182,000 for its anticipated loan losses, as compared to $210,000 for the first nine months in 1996. These provisions were made based on management's analysis of the various factors which effect the loan portfolio and management's desire to maintain the allowance at a level considered adequate to provide for losses. The decrease of $28,000 in the first nine months of 1997 compared to 1996 is a result of the Bank incurring fewer loan charge-offs than estimated, and therefore, less provision was required to maintain an adequate allowance at September 30, 1997.

Non-interest Income.

Non-interest income increased by $332,000 in the first nine months of 1997 to $617,000 as compared to $285,000 reported in the comparable nine months of 1996. This increase was the result of an increase in loan and service fees of $68,000 from $354,000 in the first nine months of 1997 as compared to $286,000 for the comparable period in 1996, and the reduction of $273,000 in losses on real estate owned in the first nine months of 1997 as compared to the comparable period of 1996.

Non-interest Expense.

Non-interest expenses decreased $1.4 million or 25.9% to $4.0 million for the first nine months of 1997 compared to $5.4 million for the comparable period in 1996. This decrease resulted from a $1.2 million decrease in insurance expense and $112,000 decrease in other expenses. The decrease in insurance expense is due to the $1.1 million decrease in insurance expenses relating to the one-time Savings Association Insurance Fund ("SAIF") premium assessment recognized in the third quarter of 1996 and the decrease in the SAIF premium rate as a result of the SAIF special assessment paid in 1996. Decreases in other expenses were primarily related to the decrease in real estate owned operating expenses reflecting the decrease in the average balance of foreclosed real estate at September 30, 1997 as compared to the comparable period of 1996.

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

Income Taxes

Income tax expense (benefit) for the nine months ended September 30, 1997 was $695,000 or 38.4% of income before income taxes representing expected federal and state tax rates. The income tax benefit of $75,000 for the nine months ended September 30, 1996 was primarily due to a charitable contribution recognized for tax purposes but not for financial reporting.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5 - OTHER INFORMATION

Not applicable.


ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K
(a)  Exhibits
     (3a)      Certificate of Incorporation of the Company*
     (3a) (i)  Certificate of Amendment of Certificate of Incorporation ****
     (3b)      Bylaws of the Company*
     (10a)     1996 Stock Option Plan of the Company**
     (10b)     1996 Management Recognition and Development Plan of the Company**
     (10c)     Employment Agreement with Charles L. Frederick, Jr.***
     (10d)     Employment Agreement with Thomas N. Ward***
     (27)      Financial Data Schedule
     _____________________
     * Incorporated by reference to the Company's Registration Statement on Form S-1, as amended.
     ** Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.
     *** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
     **** Incorporated by reference to the Company's Quarterly Report on Form
          10-QSB for the period ended March 31, 1997.


(b)  Report on Form 8-K
     No Forms 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FIRST SOUTHERN BANCSHARES, INC.


Date  November 14, 1997        /s/ Charles L. Frederick, Jr.
      -----------------        -----------------------------
                               Mr. Charles L. Frederick, Jr.
                               President and Chief Executive Officer





Date  August 14, 1997          /s/ Ms. Glenda Young
      ---------------          --------------------
                               Ms. Glenda Young
                               Vice President/Treasurer and
                                 Chief Accounting Officer