Form 10KSB40
period 1997-12-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 1998-03-27
CIK 934302

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number:  0-25478

                      FIRST SOUTHERN BANCSHARES, INC.
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                 Delaware                                   63-1133624
----------------------------------------------      --------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
or organization)                                    Identification No.)

102 South Court Street, Florence, Alabama                    35630
----------------------------------------------      --------------------------
Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:     (205) 764-7131
                                                    --------------------------
Securities registered pursuant to Section 12(b) of the Act:       None
                                                            ------------------
Securities registered pursuant to Section 12(g) of the Act:

                                      Common Stock, par value $0.01 per share
                                      ----------------------------------------
                                                  (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. X
                                ---
The aggregate market value of the outstanding voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on The Nasdaq National Market under the symbol "FSTH" on March 18, 1998, was $22,376,643 (1,431,647 shares at $15.63 per share). It is assumed for purposes of this calculation that the issuer's executive officers, directors and 5% stockholders are affiliates.

The issuer's revenues for the fiscal year ended December 31, 1997 were $16,212,000.

                   DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997 ("Annual Report). (Parts I and II)
2. Portions of Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement"). (Parts III and IV)

Transitional Small Business Disclosure Format   Yes     No  X
                                                    ---    ---

                                 PART I

Item 1.  Description of Business
--------------------------------
General

     First Southern Bancshares, Inc. ("Company"), a Delaware corporation, was organized on November 22, 1994 for the purpose of becoming the holding company for First Federal Savings and Loan Association of Florence ("Association") upon the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock savings and loan association ("Stock Conversion") and then to an Alabama chartered commercial bank ("Bank Conversion"). The Stock Conversion was consummated on April 13, 1995 through the issuance and sale by the Company of 2,049,875 shares of common stock, $0.01 par value, at $10.00 per share to depositors of the Association and the Association's employee stock ownership plan. The Bank Conversion was consummated on June 10, 1995, with the Association changing its name to "First Southern Bank" ("Bank"). At December 31, 1997, the Company had total assets of $183.7 million, total deposits of $143.7 million and stockholders' equity of $20.9 million. The Company has not engaged in any significant activity other than holding all of the outstanding capital stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

     The Company is a registered bank holding company regulated by the Federal Reserve Board ("FRB"). The Bank's primary regulator is the Superintendent of Banks of the State of Alabama ("Superintendent"). The Bank's deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Company ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System. The executive offices of the Company and the Bank are located at 102 South Court Street, Florence, Alabama 35630 and their telephone number is (205) 764-7131.

     The Bank conducts its business through five office facilities located in Lauderdale and Colbert Counties in northwestern Alabama, which the Bank considers as its primary market area. See "-- Properties." The two largest industries in this area are Reynolds Aluminum Co. and the Tennessee Valley Authority. The University of North Alabama and the Eliza Coffee Memorial Hospital are located in Florence, Alabama, and both have a significant economic impact on the Bank's primary market area. The textile industry has become an increasingly significant segment of the local economy, with many small textile businesses located in the Bank's primary market area. The Bank faces strong competition for the attraction of savings deposits and the origination of loans in its primary market area. See "-- Competition."

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

Lending Activities

     General. The Bank's primary lending activity is the origination of mortgage loans for the purchase and re-finance of one- to four-family owner-occupied residences. The Bank also actively originates commercial loans, construction loans, consumer loans, and multi-family residential real estate loans, principally in the Bank's primary market area, as part of its commercial banking strategy. These other types of lending are generally considered to involve greater credit risks than one- to four-family mortgage lending. See "-- Lending Activities -- Multi-Family Loans," "-- Commercial Real Estate and Commercial Business Loans."


     Loan Portfolio Analysis.  The following table sets forth the composition of the Bank's loan portfolio as of the dates indicated.

                                                                At December 31,
                                        ----------------------------------------------------------------
                                              1995                    1996                   1997
                                        ------------------      -----------------      -----------------
                                        Amount     Percent      Amount    Percent      Amount    Percent
                                        ------     -------      ------    -------      ------    -------
                                                             (Dollars in thousands)
Mortgage loans:
  One- to four-family residential(1) . $ 72,407     47.60%     $ 66,863     41.86%   $ 58,339     36.52%
  Multi-family residential . . . . . .   12,036      7.91        13,045      8.17      11,020      6.90
  Commercial . . . . . . . . . . . . .   28,928     19.02        33,434     20.93      37,535     23.49
   Total non-construction mortgage     --------    ------      --------    ------    --------    ------
    loans. . . . . . . . . . . . . . .  113,371     74.53       113,342     70.96     106,894     66.91
                                       --------    ------      --------    ------    --------    ------
  Construction loans:
    One- to four-family residential. .    3,820      2.51         4,970      3.12       6,624      4.14
    Multi-family residential . . . . .      589      0.39           327      0.20          --        --
    Commercial . . . . . . . . . . . .    1,908      1.25            --        --       1,606      1.01
                                       --------    ------      --------    ------    --------    ------
     Total construction loans. . . . .    6,317      4.15         5,297      3.32       8,230      5.15
                                       --------    ------      --------    ------    --------    ------
  Total mortgage loans . . . . . . . .  119,688     78.68       118,639     74.28     115,124     72.06
                                       --------    ------      --------    ------    --------    ------
Commercial business loans. . . . . . .   20,987     13.80        27,157     17.00      27,792     17.40
                                       --------    ------      --------    ------    --------    ------
Consumer loans:
  Home equity and second mortgage
   loans . . . . . . . . . . . . . . .    9,188      6.04         9,023      5.65       9,999      6.26
  Automobile loans . . . . . . . . . .    1,463      0.96         2,455      1.54       3,152      1.97
  Savings loans. . . . . . . . . . . .      440      0.29           599      0.38         739      0.46
  Other. . . . . . . . . . . . . . . .    4,395      2.89         5,624      3.52       6,088      3.81
                                       --------    ------      --------    ------    --------    ------
   Total consumer loans. . . . . . . .   15,486     10.18        17,701     11.09      19,978     12.50
                                       --------    ------      --------    ------    --------    ------
Total loans. . . . . . . . . . . . . .  156,161    102.66       163,497    102.37     162,894    101.96
Less:                                  --------    ------      --------    ------    --------    ------
 Undisbursed loans in process. . . . .    2,271      1.49         1,928      1.21       1,404      0.88
 Unamortized loan origination fees, net
  of direct costs. . . . . . . . . . .      276      0.18           192      0.12         148      0.09
 Allowance for possible loan losses. .    1,509      0.99         1,659      1.04       1,584      0.99
                                       --------    ------      --------    ------    --------    ------
   Net loans receivable. . . . . . . . $152,105    100.00%     $159,718    100.00%   $159,758    100.00%
                                       ========    ======      ========    ======    ========    ======
----------------------
(1)  Includes loans held for sale.

                                                             2

     One- to Four-Family Residential Loans. At December 31, 1997, $58.3 million, or 36.5% of the Bank's net loans receivable consisted of loans secured by one- to four-family residential real estate. A substantial portion of this amount consisted of adjustable rate one- to four-family mortgage ("ARM") loans.

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

     The Bank currently offers ARM loans with initial rates determined by the Bank based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The Bank originates ARM loans that adjust annually with a maximum upward adjustment of 2% per year and a 6% maximum adjustment over the life of the loan. Many of the ARM loans have interest rate adjustment floors that do not permit the rate to be adjusted below a certain rate. ARM loans are tied either to the one-year U.S. Treasury Bill Index or the Cost of Funds Index. At December 31, 1997, the initial interest rate on the Bank's ARM loans ranged from 6.00% to
9.50% per annum.   The Bank does not originate negative amortization loans.
The Bank originated $11.5 million of one- to four-family ARM loans for the year ended December 31, 1997.

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

     The Bank also originates conventional fixed-rate mortgage loans on one- to four-family residential properties and is a direct endorsed lender for Federal Home Administration ("FHA") and Veterans Administration ("VA") loans. All FHA and VA loans are currently originated through the Muscle Shoals branch office. The Bank originated $16.2 million of fixed-rate one-to four-family mortgage loans for the year ended December 31, 1997. Substantially all FHA and VA loans were originated for sale. See "-- Loan Originations, Sales and Purchases."

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

     Multi-Family Loans. At December 31, 1997, $11.0 million, or 6.9% of the Bank's net loans receivable consisted of loans secured by multi-family properties. Multi-family loans are comprised primarily of loans secured by income producing properties such as apartments with five to 50 units. Multi-family real estate loans are generally made in amounts between $300,000 and $700,000, are originated at 80% of the appraised value of the property or selling price, whichever, is less, and are generally originated for ten- to 25-year terms.

     Multi-family lending is generally viewed as exposing the lender to a greater risk of loss than one- to four-family residential lending. Such loans typically involve higher loan principal amounts and loan repayment is largely dependent on sufficient income generated by the project to cover operating expenses and loan repayments. Market values may vary as a result of economic events or governmental regulations outside of the control of the borrower or lender, such as rent control laws, which impact the future cash flows of the affected properties. Corresponding to the greater lending risk is a generally higher interest rate applicable to multi-family lending. The Bank generally requires that the security property generate positive cash flow after debt service and other expenses. The Bank's underwriting criteria includes an evaluation of the borrower's reputation, the amount of borrower's equity in the project, sales and leasing information, and cash flow projections. At December 31, 1997, the Bank had no nonperforming (i.e. loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) multi-family residential loans.

     At December 31, 1997, the three largest multi-family loans were a $1.9 million loan secured by an apartment building in Sheffield, Alabama, a $1.5 million loan secured by an apartment building complex in Muscle Shoals, Alabama, and a $1.1 million loan secured by an apartment building in Florence, Alabama. All three loans were current at December 31, 1997.

     Construction Loans. At December 31, 1997, the Bank had $8.2 million of construction loans, or 5.1% of net loans receivable. The Bank originates residential construction mortgage loans to residential owner-occupants (custom construction loans) and to local contractors building residential properties for resale, as well as construction loans for multi-family residential properties and land development on properties located within its primary market area. Construction loans to owner-occupants generally have a term of six months and then are converted to permanent loans. The construction loans to builders generally are in amounts below $200,000 and are made with a six month term. The Bank's construction loans bear interest rates which adjust with the U.S. Treasury Index. Approximately $5.0 million, or 14.4%, and $6.5 million, or 16.5% of the mortgage loans originated by the Bank for the years ended December 31, 1995 and 1996, respectively, were construction loans as compared to $8.3 million, or 15.9% for the year ended December 31, 1997.

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

     At December 31, 1997, the largest construction loan was a $1.0 million loan secured by commercial real estate under development. This loan was classified as "special mention" at December 31, 1997.

     Consumer Loans. Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than the long-term, fixed-rate mortgage loans. The Bank's consumer loans consist of loans secured by automobiles, boats and recreational vehicles, mortgages on residences and savings accounts, and unsecured loans for any personal or household purposes. At December 31, 1997, consumer loans totalled $20.0 million, or 12.5% of net loans receivable. The Bank has not actively marketed its consumer loans and the majority of such loans originated by the Bank have been made to its existing customers. The Bank, however, subject to market conditions, intends to actively market consumer loans beyond its existing customer base to prospective borrowers within its primary market area.

     The Bank offers closed-end, fixed-rate home equity and second mortgage loans that are made on the security of residences. Loans normally do not exceed 89% of the appraised value of the residence, less the outstanding principal of the first mortgage and have terms of up to 15 years requiring monthly payments of principal and interest. At December 31, 1997, total outstanding home equity and second mortgage loans amounted to $10.0 million, or 6.3% of net loans receivable.

     The Bank makes savings account loans for up to 97% of the depositor's savings account balance. The interest rate is normally 2% above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. Savings account loans are payable in monthly payments of principal and interest or in a single payment. At December 31, 1997, total loans on savings accounts amounted to $739,000, or 0.5% of net loans receivable.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 1997, $205,000, or 1.0% of the Bank's consumer loan portfolio was accounted for on a nonaccrual basis or was contractually past due 90 days or more.

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

     At December 31, 1997, loans secured by commercial real estate totalled $37.5 million, or 23.5% of net loans receivable. A substantial portion of such commercial real estate loans are secured by properties located in the Bank's primary market area.

     At December 31, 1997, the three largest commercial real estate loans were a $1.8 million loan secured by restaurants in Florence and Decatur, Alabama, a $1.7 million loan secured by a country club and golf course located in Muscle Shoals, Alabama, and a $1.5 million loan secured by five furniture stores in Northern Alabama. All three loans were current at December 31, 1997.

     At December 31, 1997, nonperforming (i.e. loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) commercial real estate loans totalled $401,000, compared to $489,000 at December 31, 1996. See " -- Nonperforming Assets and Delinquencies."

     Commercial Business Loans. At December 31, 1997, the commercial business loan portfolio totalled approximately $27.8 million, or 17.4% of net loans receivable. Commercial business loans generally include equipment loans with terms ranging up to seven years and working capital lines of credit secured by inventory and accounts receivable. Commercial business loans are generally made in amounts up to $100,000. Unsecured lines of credit are made for up to $300,000. Working capital lines of credit are generally renewable and made for a one-year term without a requirement that the borrower extinguish any outstanding balance for a particular time period during the year. Interest rates on commercial business loans are generally indexed to the prime rate.
As with commercial real estate loans, the Bank generally requires annual financial statements from its commercial business borrowers and personal guarantees if the borrower is a corporation.

     At December 31, 1997, the three largest commercial business loans had outstanding balances of $1.3 million, $798,000 and $765,000, were collateralized by non-real estate business assets, and were all current.

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

     At December 31, 1997, nonperforming (i.e. loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) commercial business loans aggregated $283,000 or less than 1.0% of total commercial business loans.

                                        6
PAGE

Loan Maturity

     The following table sets forth scheduled contractual amortization of loans and mortgage-backed securities at December 31, 1997 and the dollar amount of such securities and loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year. All loans held for sale are also reported as due within one year.
                                        At December 31, 1997
                               ----------------------------------------------
                                                  Commercial        Mortgage
                               Mortgage  Consumer Business   Total  Backed
                               Loans     Loans    Loans      Loans  Securities
                               -----     -----    -----      -----  ----------
                                                (In thousands)
Amounts due:
  Within one year(1). . . . .  $ 24,280  $ 9,102  $17,960  $ 51,342   $  255
  After one year through
   three years. . . . . . . .    15,703    5,741   4,998     26,442      312
  After three years through
   five years . . . . . . . .    19,238    4,386   2,702     26,326      301
  After five years. . . . . .    55,903      749   2,132     58,784      564
                               --------  ------- -------   --------   ------
     Total. . . . . . . . . .  $115,124  $19,978 $27,792   $162,894   $1,432
                               ========  ======= =======   ========   ======
Interest rate terms on
 amounts due after one
 year:
   Fixed. . . . . . . . . . .  $ 40,995  $ 9,992 $ 5,735   $ 56,682   $1,320
   Adjustable . . . . . . . .  $ 49,889  $   884 $ 4,097   $ 54,870   $  112
--------------------
(1)  Includes loans held for sale.

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

     Loan Originations, Sales and Purchases. The Bank originates fixed and adjustable rate residential mortgage loans that meet or exceed the applicable underwriting requirements of the FHLMC. The Bank generally sells all FHA and VA loans on a servicing released basis. During the year ended December 31, 1997, the Bank sold $17.3 million of loans, including $10.6 million of loans sold with servicing rights retained, resulting in net gains on sale of $258,000. The total of loans serviced for others as of December 31, 1997 was approximately $23.0 million.

     During the year ended December 31, 1997, the Bank's total mortgage loan originations was $52.2 million, of which 51% was subject to periodic interest rate adjustments and 49% was fixed-rate loans.

     The Bank purchases loan participation interests periodically. At December 31, 1997, the outstanding balance of purchased participation interests was approximately $4.7 million and was secured by various commercial real estate, one- to four-family residential and multi-family properties located in Alabama and Tennessee. Although participation interests aggregating $687,000 were not current as of December 31, 1997 due to lag in payment receipts, no participation interests were classified as non-preforming at that date.

The following table sets forth total mortgage loans originated, purchased, sold and repaid during the years indicated.

                                              Year Ended December 31,
                                          ---------------------------------
                                          1995           1996          1997
                                          ----           ----          ----
                                                    (In thousands)

Total mortgage loans at beginning of
 period . . . . . . . . . . . . . . .  $111,296        $119,688     $118,639
                                       --------        --------     --------
Loans originated:
 Single-family residential. . . . . .    15,790          17,820       27,707
 Multi-family residential and
  commercial real estate. . . . . . .    14,044          14,821       16,171
 Construction loans . . . . . . . . .     5,014           6,454        8,316
                                       --------        --------     --------
   Total loans originated . . . . . .    34,848          39,095       52,194
                                       --------        --------     --------
Loans purchased:
   Single-family residential. . . . .        --              --           --
   Other. . . . . . . . . . . . . . .        --              --           --
                                       --------        --------     --------
    Total loans purchased . . . . . .        --              --           --
      Total loans originated and       --------        --------     --------
       purchased. . . . . . . . . . .    34,848          39,095       52,194
                                       --------        --------     --------
Loans sold:
   Total whole loans sold . . . . . .     6,397          16,897       17,327
   Other. . . . . . . . . . . . . . .     2,204              --           --
                                       --------        --------     --------
   Total loans sold . . . . . . . . .     8,601          16,897       17,327

Mortgage loan principal repayments. .    17,729          22,319       37,593

Other (increase) decrease . . . . . .       126             928          789
                                       --------        --------     --------
  Total net loan decreases. . . . . .    26,456          40,144       55,709
                                       --------        --------     --------
Net loan activity . . . . . . . . . .     8,392          (1,049)      (3,515)
                                       --------        --------     --------
Total gross mortgage loans at end
 of period. . . . . . . . . . . . . .  $119,688        $118,639     $115,124
                                       ========        ========     ========

     Loan Commitments. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from application. A fee of 1% is charged for each loan commitment. At December 31, 1997, the Bank had $2.2 million of outstanding net loan commitments and $7.7 million of unused portions on lines of credit, and $316,000 of outstanding letters of credit. See Note 17 to Notes to Consolidated Financial Statements.

     Loan Origination and Other Fees. The Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Bank varies, though the range generally is between 1 and 2 points. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment.
The Bank had $148,000 of net deferred mortgage loan fees at December 31, 1997.

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

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15. At December 31, 1997, the Bank had no impaired loans within the meaning of SFAS No. 114.

                                                  At December 31,
                                      ----------------------------------------
                                       1993     1994    1995   1996    1997
                                       ----     ----    ----   ----    ----
                                              (Dollars in thousands)
Loans accounted for on
 a nonaccrual basis:
  Real estate -
   One- to four-family. . . . . . . . $  --    $  --   $  36   $  --   $  --
   Commercial . . . . . . . . . . . .    --       --     270      --     401
  Commercial business . . . . . . . .    10       --      50      --     135
  Consumer. . . . . . . . . . . . . .    26       --      --      18      25
                                      -----    -----   -----   -----   -----
      Total . . . . . . . . . . . . .    36       --     356      18     561
                                      -----    -----   -----   -----   -----
Accruing loans which were
 contractually past due
 90 days or more:
  Real estate -
   One- to four-family. . . . . . . .    --      258     324     508     216
   Commercial . . . . . . . . . . . .    --       --     770     489      --
   Construction . . . . . . . . . . .    --       --      --     327      --
  Commercial business . . . . . . . .    --       19       3      39     148
  Consumer. . . . . . . . . . . . . .    --       16      33      60     181
                                      -----   ------  ------  ------  ------
       Total. . . . . . . . . . . . .    --      293   1,130   1,423     545
                                      -----   ------  ------  ------  ------
  Total of nonaccrual and
   90 days past due loans . . . . . .    36      293   1,486   1,441   1,106

Real estate owned . . . . . . . . . .   954    1,073   1,098     198     100
                                      -----   ------  ------  ------  ------
   Total nonperforming assets . . . . $ 990   $1,366  $2,584  $1,639  $1,206
                                      =====   ======  ======  ======  ======
Total loans delinquent 90 days
  or more to net loans. . . . . . . .  0.03%    0.22%   0.98%   0.90%   0.69%

Total loans delinquent 90 days
  or more to total assets . . . . . .  0.02%    0.19%   0.82%   0.78%   0.60%

Total nonperforming assets
  to total assets . . . . . . . . . .  0.68%    0.90%   1.43%   0.89%   0.66%

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

     At December 31, 1997, the Bank had $100,000 of real estate owned, which consisted of one single-family residence.

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

     At December 31, 1997, the Bank's classified assets totalled approximately $5.5 million, as follows:

                                                  At December 31,
                                                       1997
                                                       ----
                                                  (In thousands)

Loss. . . . . . . . . . . . . . . . . . . . .       $     --
Doubtful. . . . . . . . . . . . . . . . . . .            566
Substandard assets. . . . . . . . . . . . . .            473
Special mention . . . . . . . . . . . . . . .          4,461

     At December 31, 1997, doubtful assets consisted primarily of non-accrual commercial real estate and commercial business loans; substandard assets consisted primarily of delinquent single-family mortgage loans and delinquent consumer loans; and special mention assets consisted primarily of past due single-family and commercial real estate loans.

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

     A provision for losses is charged against income periodically to maintain the allowances. The provisions for losses charged against income for the years ended December 31, 1995, 1996 and 1997, were $565,000, $270,000 and
$242,000, respectively. At December 31, 1997, the Bank had allowances for loan losses of $1.6 million which represented 1.00% of net loans receivable.

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

                                           Year Ended December 31,
                                   ----------------------------------------
                                   1993     1994      1995     1996    1997
                                   ----     ----      ----     ----    ----
                                             (Dollars in thousands)

Allowance at beginning of period  $ 800   $  801     $1,100  $1,509   $1,659
Provision for loan losses. . . .     54      327        565     270      242
Recoveries:                       -----    ------    ------  ------   ------
 Residential real estate . . . .     --       --         --      20        9
 Commercial/consumer other . . .     25        6         41      70       21
                                  -----    ------    ------  ------   ------
   Total recoveries. . . . . . .     25        6         41      90       30
                                  -----    ------    ------  ------   ------
Charge-offs:
 Residential real estate . . . .    (11)       --        (4)    (13)     (43)
 Commercial real estate. . . . .     --        --        --     (25)    (185)
 Commercial/consumer other . . .    (67)      (34)     (193)   (172)    (119)
                                  -----    ------    ------  ------   ------
   Total charge-offs . . . . . .    (78)      (34)     (197)   (210)    (347)
                                  -----    ------    ------  ------   ------
   Net charge-offs . . . . . . .    (53)      (28)     (156)   (120)    (317)
                                  -----    ------    ------  ------   ------
    Allowance at end of period .  $ 801    $1,100    $1,509  $1,659   $1,584
                                  =====    ======    ======  ======   ======
Ratio of allowance to net loans
 outstanding at the end of the
 period. . . . . . . . . . . . .   0.67%     0.84%     0.99%   1.04%    0.99%

Ratio of net charge-offs to
 average loans outstanding
 during the period . . . . . . .   0.05%     0.02%     0.11%   0.08%    0.19%


     The following table sets forth the Bank's allowance for loan losses by loan category at the dates indicated.

                                                    At December 31,
                          -------------------------------------------------------------------------------
--
                                1993             1994           1995            1996            1997
                          ---------------- --------------- --------------- --------------- --------------
--
                                 As a %           As a %          As a %          As a %           As a %
                                 of Out-          of Out-         of Out-         of Out-          of
Out-
                                 standing         standing        standing        standing
standing
                                 Loans in         Loans in        Loans in        Loans in         Loans
in
                          Amount Category  Amount Category Amount Category Amount Category Amount
Category
                          ------ --------  ------ -------- ------ -------- ------ -------- ------  ------
--
                                                         (Dollars in thousands)
Real estate -- mortgage:
  Residential. . . . . .  $204    .25%    $  299   .35%   $  331   .39%   $  261   0.33%   $  234
0.34%
  Other. . . . . . . . .   163   1.11        334  1.25       441  1.25       167   0.43       210    0.46
Consumer and commercial
 business. . . . . . . .   333   1.26        467  2.00       729  2.00       580   1.29       614    1.29
Unallocated. . . . . . .   101     --         --               8             651              526
                          ----   ----     ------  ----    ------  ----    ------   ----    ------    ----
   Total allowance for
    loan losses. . . . .  $801            $1,100          $1,509          $1,659           $1,584
                          ====            ======          ======          ======           ======

                                                               15

Investment Activities

     The Bank has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds.

     The Bank is required under Alabama law to maintain at all times a reserve (comprised of cash) based upon average daily deposits of the Bank. At December 31, 1997, the Bank's qualifying reserves of $1.5 million exceeded to required reserve of $221,000. The balance of the Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short-term maturities. Management intends to hold securities with short-term maturities in the Bank's investment portfolio in order to enable the Bank to provide liquidity and to match more closely the interest-rate sensitivities of its assets and liabilities.

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

     At December 31, 1997, the Company's investment securities portfolio totalled approximately $8.0 million at fair value ($8.0 million at amortized cost) and, consisted of U.S. Treasury and agency securities.

     The Company also invests in mortgage-backed securities. At December 31, 1997, the mortgage-backed securities portfolio had an amortized cost of approximately $1.4 million and as market value of $1.5 million, with maturities ranging from six months to over ten years. See Notes 3 and 4 of Notes to Consolidated Financial Statements.


     The following table sets forth the cost and market values of the investment securities portfolio at the dates indicated.

                                                            At December 31,
                               --------------------------------------------------------------------------
--
                                         1995                     1996                       1997
                               ------------------------  -------------------------  ---------------------
--
                                                Percent                    Percent
Percent
                               Amor-            of       Amor-             of       Amor-           of
                               tized    Market  Port-    tized    Market   Port-    tized   Market  Port-
                               Cost     Value   folio    Cost     Value    folio    Cost    Value   folio
                               ----     -----   -----    ----     -----    -----    ----    -----   -----
                                                         (Dollars in thousands)
Certificates of deposit . . .  $   --   $   --      --%  $ 5,000  $ 5,000   45.41%  $   --  $   --
--%
U.S. Government and
 agency obligations . . . . .   8,840    8,792  100.00     6,012    5,948   54.59    7,998   7,993
100.00
                               ------   ------  ------   -------  -------  ------   ------  ------  -----
-
Total . . . . . . . . . . . .  $8,840   $8,792  100.00%  $11,012  $10,948  100.00%  $7,998  $7,993
100.00%
                               ======   ======  ======   =======  =======  =======  ======  ======
======
-----------------
(1)  Percentage of portfolio value computed based upon carrying value of securities.  Prior to January 1,
        1994, securities were recorded at amortized cost.  In 1994 the Company adopted the provisions of
SFAS         No. 115 under which the Company has classified 100% of its investment securities as
"available for            sale," which securities were therefore recorded at market value.

     The following table sets forth the maturities and weighted average yields of the investment securities portfolio at December 31, 1997.
                                                                                Weighted
                                                                  Carrying        Average
                                                                   Value          Yield
                                                                   -----          -----
Certificates of deposit:
 Due in one year or less. . . . . . . . . . . . . . . . . .       $4,999          5.30%
U.S. Government and agency obligations:
 Due in one year or less. . . . . . . . . . . . . . . . . .        2,994          5.91
                                                                  ------          ----
 Due after one year through five years. . . . . . . . . . .       $7,993          5.53%
                                                                  ======          ====
                                                               27

     The following table sets forth the cost and market values of the mortgage-backed securities portfolio at the dates indicated.
                                                            At December 31,
                               --------------------------------------------------------------------------
--
                                         1995                     1996                       1997
                               ------------------------  -------------------------  ---------------------
--
                                                Percent                    Percent
Percent
                               Amor-            of       Amor-             of       Amor-           of
                               tized    Market  Port-    tized    Market   Port-    tized   Market  Port-
                               Cost     Value   folio    Cost     Value    folio    Cost    Value   folio
                               ----     -----   -----    ----     -----    -----    ----    -----   -----
                                                         (Dollars in thousands)
Federal National Mortgage
 Association certificates(2)   $  662   $  670   21.16%  $  256   $  264    13.57%  $  185  $  191
12.92%
Government National Mortgage
 Association certificates(2)    1,033    1,097   33.03      818      855    43.35      587     613
40.99
FHLMC certificates(2). . . .    1,009    1,062   32.26      813      836    43.08      660     681
46.09
FHLMC certificate(3) . . . .      424      431   13.55       --       --       --       --      --      -
-
                               ------   ------  ------   -------  -------  ------   ------  ------  -----
-
    Total. . . . . . . . . .   $3,128   $3,260  100.00%  $1,887   $1,955   100.00%  $1,432  $1,485
100.00%
                               ======   ======  ======   =======  =======  =======  ======  ======
======
----------------------
(1)  Percentage of portfolio value computed based upon amortized cost of mortgage-backed securities.
(2)  Classified as "held to maturity" at December 31, 1995, 1996 and 1997.
(3)  Classified as "available for sale" at December 31, 1995.

     The following table sets forth the maturities and weighted average yields of the mortgage-backed securities portfolio at December 31, 1997.
                                                                                  Weighted
                                                                Amortized         average
                                                                   Cost           Yield
                                                                   ----           -----
Due in one year or less . . . . . . . . . . . . . . . . . .      $   81            8.50%
Due after one year through five years . . . . . . . . . . .         213            7.42
Due after five years through ten years. . . . . . . . . . .         630            8.28
Due after ten years . . . . . . . . . . . . . . . . . . . .         508            8.48
                                                                 ------            ----
                                                                 $1,432            8.24%
                                                                 ======            ====
                                                               18

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

     Deposit Accounts. Deposits are attracted from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, statement savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank generally reviews its deposit mix and pricing weekly.

     In the unlikely event the Bank is liquidated depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, as stockholder of the Bank. Substantially all of the Bank's depositors are residents of the State of Alabama.

     The following table sets forth information concerning time deposits and other interest-bearing and non-interest-bearing deposits at December 31, 1997.

Weighted
Average                                                            Percentage
Interest                                          Minimum           of Total
Rate      Term       Category                     Amount   Balance  Deposits
----      ----       --------                     ------   -------  --------
                                                       (In thousands)

 0.00%    None       Non-interest-bearing demand $  100   $  4,118    2.87%
 2.50     None       NOW                            500     11,015    7.66
 3.00     None       Money market demand            500      4,310    3.00
 2.75     None       Passbook                       100     15,918   11.07
2.875     None       Statement savings              100      1,400    0.97

                     Certificates of deposit
                     -----------------------
 4.12     91 days    Fixed-term, fixed rate       1,000      1,117    0.78
 5.15     182 days   Fixed-term, fixed rate       1,000     14,864   10.34
 5.28     1 year     Fixed-term, fixed rate       1,000     14,260    9.92
 5.37     13 months  Fixed-term, fixed rate       1,000      3,095    2.15
 6.49     14 months  Fixed-term, fixed rate       1,000     35,219   24.50
 5.25     15 months  Fixed-term, fixed-rate       1,000        101    0.07
 5.21     18 months  Fixed-term, fixed-rate       1,000      1,420    0.99
 6.03     2 years    Fixed-term, fixed-rate       1,000     16,017   11.14
 5.55     30 months  Fixed-term, fixed-rate       1,000      3,298    2.30
 5.91     3 years    Fixed-term, fixed-rate       1,000      2,412    1.68
 6.11     4 years    Fixed-term, fixed-rate       1,000      1,619    1.13
 5.75     5 years    Fixed-term, fixed-rate       1,000      5,016    3.49
 7.75     6 years    Fixed-term, fixed-rate       1,000         96    0.07
 8.00     8 years    Fixed-term, fixed-rate       1,000        389    0.27
 5.31     1 year     Fixed-term, fixed-rate       1,000      2,014    1.40
                     individual retirement
                     account ("IRA")
 5.21     18 months  Fixed-term, fixed-rate -IRA  1,000      6,033    4.20
                                                          --------  ------
                                                          $143,731  100.00%
                                                          ========  ======

     The following table indicates the amount of certificates of deposit and other deposits with balances of $100,000 or greater by time remaining until maturity as of December 31, 1997. Other deposits with balances of $100,000 or greater aggregated $4.6 million, and have been shown in the following table as having maturities of three months or less.

Maturity Period                                   Amount
---------------                                   ------
                                              (In thousands)

Three months or less                             $ 9,920
Three through twelve months                        9,535
Over twelve months                                 3,883
                                                 -------
     Total                                       $23,338
                                                 =======


Deposit Flow

     The following table sets forth the balances of the various types of deposit accounts offered by the
Bank at the dates indicated.
                                                              At December 31,
                                  -----------------------------------------------------------------------
---
                                        1995                  1996                          1997
                                  ----------------  --------------------------- -------------------------
---
                                           Percent           Percent                      Percent
                                           of                of      Increase             of
Increase
                                  Amount   Total    Amount   Total   (Decrease) Amount    Total
(Decrease)
                                  ------   -----    ------   -----   ---------- ------    -----   -------
---
                                                           (Dollars in thousands)
Non-certificate of deposit
 accounts(2):
 Non-interest-bearing(1). . . . . $  2,238    1.70%  $  4,189    3.15%  $ 1,951  $  4,119    2.87%   $
(70)
 NOW checking . . . . . . . . . .    9,738    7.38     10,744    8.09     1,006    11,015    7.66
271
 Regular savings accounts . . . .   19,627   14.88     17,839   13.44    (1,788)   15,918   11.08
(1,921)
 Money market deposit . . . . . .    2,988    2.27      2,908    2.19       (80)    4,310    3.00
1,402
 Statement savings. . . . . . . .      785    0.60      1,486    1.12       701     1,400    0.97
(86)
Certificates of deposit(3)(4):
 Variable rate certificates
  which mature:
  Within one year . . . . . . . .    3,514    2.66      3,693    2.78       179        --      --
(3,693)
  Within three years. . . . . . .    3,273    2.48         --    0.00    (3,273)       --      --
--
 Fixed-rate certificates which
  mature:
  Within one year . . . . . . . .   58,994   44.74     68,504   51.58     9,510    84,922   59.08
16,418
  Within three years. . . . . . .   27,854   21.12     23,351   17.58    (4,503)   20,923   14.56
(2,428)
  After three years . . . . . . .    2,856    2.17         86    0.07    (2,770)    1,124    0.78
1,038
                                  --------  ------   --------  ------   -------  --------  ------   -----
--
     Total. . . . . . . . . . . . $131,867  100.00%  $132,800  100.00%  $   933  $143,731  100.00%
$10,931
                                  ========  ======   ========  ======   =======  ======== =======
=======
---------------------
(1) Comprised solely of demand deposit checking accounts.
(2) Includes accounts with balances of $100,000 and greater of $2.4 million, $1.4 million and $4.6
million        at December 31, 1995, 1996 and 1997, respectively.
(3) Includes certificates of deposit with balances of $100,000 and greater of $12.8 million, $15.2
million        and $18.7 million at December 31, 1995, 1996 and 1997, respectively.
(4) Includes IRA accounts of $8.0 million, $8.0 million and $8.0 million at December 31, 1995, 1996 and
       1997, respectively.
                                                               21

Time Deposits by Rates

    The following table sets forth time deposits classified by rates as of the dates indicated.
                                                At December 31,
                                        --------------------------------
                                          1995        1996        1997
                                          ----        ----        ----
                                                 (In thousands)

   2.01 - 4.00% . . . . . . . . . . .   $ 1,593      $   774    $    605
   4.01 - 5.00% . . . . . . . . . . .     3,782          227         706
   5.01 - 6.00% . . . . . . . . . . .    59,022       67,572      64,433
   6.01 - 7.00% . . . . . . . . . . .    29,616       25,040      38,524
   7.01 or greater. . . . . . . . . .     2,478        2,021       2,701
                                        -------      -------    --------
     Total. . . . . . . . . . . . . .   $96,491      $95,634    $106,969
                                        =======      =======    ========

     The following table sets forth the amount and maturities of time deposits at December 31, 1997.

                                     Amount Due
                   -----------------------------------------------
                                                                     Percent
                                                                     of Total
                                                                     Certi-
                   Less Than 1-2     2-3     3-4    After            ficate
                   One Year  Years   Years   Years  4 Years  Total   Accounts
                   --------  -----   -----   -----  -------  -----   --------
                                     (Dollars in thousands)

2.00 - 4.00%. . .  $   605  $    --   $   --   $ --   $ --  $    605    0.56%
4.01 - 5.00%. . .      706       --       --     --     --       706    0.66
5.01 - 6.00%. . .   49,139   13,770    1,053    288    183    64,433   60.24
6.01 - 7.00%. . .   32,589    5,332       --     --    603    38,524   36.01
7.01 - or greater    1,883      768       --     --     50     2,701    2.53
                   -------  -------   ------   ----   ----  --------  ------
    Total . . . .  $84,922  $19,870   $1,053   $288   $836  $106,969  100.00%
                   =======  =======   ======   ====   ====  ========  ======

     The following table sets forth the deposit activities of the Bank for the periods indicated.
                                                Years Ended December 31,
                                            ---------------------------------
                                             1995           1996       1997
                                             ----           ----       ----
                                                      (In thousands)

Beginning balance . . . . . . . . . .        $120,555    $131,867    $132,800
Net increase (decrease)
 before interest credited . . . . . .           6,308      (3,896)      5,798
Interest credited . . . . . . . . . .           5,004       4,829       5,133
Net increase in savings
 deposits . . . . . . . . . . . . . .          11,312         933      10,931
                                             --------    --------    --------
Ending balance. . . . . . . . . . . .        $131,867    $132,800    $143,731
                                             ========    ========    ========

     Borrowings. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank may rely upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has, from time to time, served as one of the Bank's primary borrowing sources. Advances from the FHLB of Atlanta are typically secured by the Bank's first mortgage loans and certain investment and mortgage-backed securities. At December 31, 1997, the Bank had $18.5 million of borrowings from the FHLB of Atlanta at a weighted average rate of 6.00%. Such borrowings have contractual maturities through 2009 and are secured by a blanket lien on $58.1 million of one- to four-family residential real estate loans. See Note 10 of Notes to Consolidated Financial Statements.

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

     The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and for the periods indicated:

                                            At December 31,
                                          ------------------
                                          1996          1997
                                          ----          ----
Weighted average rate paid on:
FHLB advances . . . . . . . . . . . . .   6.34%         6.00%
Other borrowings(1) . . . . . . . . . .   8.25            --

                                         Year Ended December 31,
                                     -------------------------------
                                       1995       1996        1997
                                       ----       ----        ----
                                          (Dollars in thousands)
Maximum amount of borrowings
 outstanding at any month end:
FHLB advances . . . . . . . . . . .  $21,830    $25,619     $36,043
Other borrowings(1) . . . . . . . .       --      4,000         450

Approximate average outstanding:
FHLB advances . . . . . . . . . . .   17,397     21,934      26,221
Other borrowings(1) . . . . . . . .       --        336         195

Approximate weighted average rate
 paid on:
FHLB advances . . . . . . . . . . .     6.16%      5.92%       5.88%
Other borrowings(1) . . . . . . . .       --       8.07        8.51

-----------------
(1)  Credit facility from third party financial institution.

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

     Deposit Insurance. The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under
Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to .31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The FDIC is authorized to raise assessment rates in certain circumstances. The Bank's assessments expensed for the year ended December 31, 1997, equaled $85,000.

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

     An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     At December 31, 1997, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

     Standards for Safety and Soundness. The federal banking regulatory agencies are required, by regulation, to prescribe standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies recently adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. Under the final regulations, if the FDIC determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Capital Requirements. The FDIC's minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100 to 200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth. Based on the definitions contained in the FDIC's capital regulations, the Bank had a Tier 1 leverage capital ratio of 11.09% as of December 31, 1997.

     The FDIC's capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition unless he insured bank enters into a written agreement, to which the FDIC is a party, o correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

     FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) o risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. Since September 1995, the FDIC includes in its evaluation of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. However, no measurement framework for assessing the level of a bank's interest rate risk exposure has been codified. In the future, the FDIC will issue a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of a bank's measured interest rate risk exposure.

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

     Activities and Investments of Insured State-Chartered Banks. Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

     FDIC regulations provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

     Loans-to-One-Borrower. Under Alabama law the aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, is generally 20% of the Bank's capital account (i.e., capital, surplus and undivided profits) provided that loans in excess of 10% of the capital account are fully secured. At December 31, 1997, the Bank's loans-to-one borrower limit was approximately $4.1 million. At December 31, 1997, the largest aggregate amount of loans by the Bank to any one borrower was approximately $3.8 million, which was comprised of eight loans ($690,000 in one- to four-family loans, $2.4 million in commercial real estate loans, $316,000 outstanding under a $350,000 line of credit secured by commercial real estate, $124,000 in commercial loans, and $209,000 outstanding under a $224,000 line of credit secured by a single-family residence), all of which were performing according to their terms.

     Federal Reserve System. Regulation D of the FRB requires all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $47.7 million of transaction accounts, of which the first $4.3 million is exempt, and 10% on the remainder. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of December 31, 1997, the Bank met its reserve requirements.

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

The Holding Company

     General. The Company, as the sole shareholder of the Bank, is a bank holding company registered as such with the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the Bank Holding Company Act of 1956, as amended ("BHCA") and the regulations of the FRB. As a bank holding company, the Company is required to file with the FRB annual reports and such additional information as the FRB may require and is subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     Under the BHCA, a bank holding company must obtain FRB approval before:
(1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

     Any direct or indirect acquisition by a bank holding company or its subsidiaries of more than 5% of the voting shares of, or substantially all of the assets of, any bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, may not be approved by the FRB unless the laws of the state in which the bank to be acquired is located specifically authorize such an acquisition. Most states have authorized interstate bank acquisitions by out-of-state bank holding companies on either a regional or a national basis, and most such statutes require the home state of the acquiring bank holding company to have enacted a reciprocal statute. Alabama law permits bank holding companies located in the states of Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Texas, Virginia and West Virginia and the District of Columbia to acquire banks or bank holding companies located in Alabama subject to the requirements that the laws of the state in which the acquiring bank holding company is located permit bank holding companies located in Alabama to acquire banks or bank holding companies in the acquiror's state and that the Alabama bank sought to be acquired has been in existence for at least five years. Since September 30, 1995, federal law permits well capitalized and well managed bank holding companies to acquire control of an existing bank in any state.

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the FRB is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the FRB has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. The list of activities determined by regulation to be closely related to banking within the meaning of the BHCA includes, among other things: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

     Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized" under the prompt corrective action regulations.

     Bank holding companies, except for certain "well-capitalized" bank holding companies, are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption of it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB.

     Capital Requirements. The FRB has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The FRB regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. The Company's levels of consolidated regulatory capital at December 31, 1997 are as follows:

                                       Amount      Percent
                                       ------      -------
                                      (Dollars in thousands)

Tier 1 Capital. . . . . . . . . .     $20,938       11.32%
Minimum Tier 1 (leverage)
  requirement . . . . . . . . . .       7,399        4.00
                                      -------       -----
Excess. . . . . . . . . . . . . .     $13,539        7.32%
                                      =======       =====
Risk-based capital. . . . . . . .     $22,522       15.53%
Minimum risk-based capital
  requirement . . . . . . . . . .      11,603        8.00
                                      -------       -----
Excess. . . . . . . . . . . . . .     $10,919        7.53%
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

     In the event that the Bank's assets ever exceed the $500 million threshold, the Bank would be required to recapture its newly adopted Experience Method tax basis bad debt reserve in increasing increments over a four-year period. Thereafter, the Bank would be required to use the direct or specific charge-off method applicable to large banks in calculating the Bank's tax bad debt deduction. Under the direct or specific charge-off method, the Bank would be entitled to a bad debt deduction only in the taxable year in which a specific debt become worthless or is shown to be recoverable only in part.

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

     The amount of additional taxable income created from and Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. See "REGULATION" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

     Audits. The Company's and the Bank's federal income tax returns have been audited through 1996.

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

Personnel

     As of December 31, 1997, the Bank had 60 full-time and 11 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

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

Item 2.  Properties
-------------------

     The following table sets forth certain information regarding the Bank's offices as of December 31, 1997. The net book value of the Bank's investment in office, properties and equipment totalled $3.5 million at December 31, 1997. See Note 6 of Notes to the Consolidated Financial Statements.

                                            Build-           Build-
                                            ing     Land     ing
                                   Year     Owned/  Owned/   Square
Location                County     Opened   Leased  Leased   Footage Deposits
--------                ------     ------   ------  ------   ------- --------
                                                               (In thousands)
Main Office
-----------
102 South Court Street  Lauderdale   1935   Owned    Owned   45,000  $94,033
Florence, Alabama  35630

Branch Offices
--------------
U.S. Highway 72 E.      Lauderdale   1977   Owned    Owned    1,890   11,400
Killen, Alabama  35645

U.S. Highway 72 E.      Lauderdale   1977   Owned    Owned    1,890   12,480
Rogersville, Alabama  35652

                                            Build-           Build-
                                            ing     Land     ing
                                   Year     Owned/  Owned/   Square
Location                County     Opened   Leased  Leased   Footage Deposits
--------                ------     ------   ------  ------   ------- --------
                                                               (In thousands)
2727 Mall Drive         Lauderdale  1979    Owned   Owned     1,216   19,935
Florence, Alabama  35630

1027 Avalon Avenue      Colbert     1990    Owned   Owned     3,500    5,883
Muscle Shoals, Alabama  35661

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                      PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

     The information contained in the section captioned "Market for First Southern Bancshares, Inc.'s Common Stock and Related Stockholder Matters" in the Annual Report is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operation
--------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

        Independent Auditors' Report*
        Consolidated Statements of Financial Condition, December 31, 1996 and
         1997*
        Consolidated Statements of Income For the Years Ended December 31,
         1995, 1996 and 1997*
        Consolidated Statements of Changes in Shareholders' Equity For the
         Years Ended December 31, 1995, 1996 and 1997*
        Consolidated Statements of Cash Flows For the Years Ended December 31,
         1995, 1996 and 1997*
        Notes to Consolidated Financial Statements*

---------------
        * Contained in the Annual Report to Stockholders filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     No disagreement with the Company's independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

                                   PART IV

Item 13.  Exhibits, List Reports on Form 8-K
--------------------------------------------

          (a)  Exhibits
               --------

               (3a)   Certificate of Incorporation of the Company*
               (3b)   Bylaws of the Company*
               (10a)  1996 Stock Option Plan of the Company**
               (10b) 1996 Management Recognition and Development Plan of the Company**
               (10c)  Employment Agreement with Charles L. Frederick, Jr.***
               (10d)  Employment Agreement with Thomas N. Ward***
               (13)   Annual Report to Stockholders
               (21)   Subsidiaries of the Registrant
               (27)   Financial Data Schedule

               -----------------
               * Incorporated by reference to the Company's Registration Statement on Form S-1, as subsequently amended.
               ** Incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.
               *** Incorporated by reference to the Company's Annual Report on
                   Form 10-KSB for the year ended December 31, 1995.

          (b)  Report on Form 8-K

               No Forms 8-K were filed during the quarter ended December 31, 1997.

                              SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST SOUTHERN BANCSHARES, INC.

Date:  March 24, 1998     By: /s/ Charles L. Frederick, Jr.
                              -----------------------------------------------
                              Charles L. Frederick, Jr.
                              President, Chief Executive Officer and Director (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Charles L. Frederick, Jr.              March 24, 1998
    -------------------------------------
    Charles L. Frederick, Jr.
    President, Chief Executive Officer and Director
    (Principal Executive Officer and Principal
     Financial Officer)

By: /s/ Thomas N. Ward                         March 26, 1998
    -------------------------------------
    Thomas N. Ward
    Executive Vice President and Chief Operating Officer
    (Principal Accounting Officer)

By: /s/ William E. Batson                      March 27, 1998
    -------------------------------------
    William E. Batson
    Chairman of the Board

By: /s/ James E. Bishop                        March 26, 1998
    -------------------------------------
    James E. Bishop
    Director

By: /s/ Milka S. Duke                          March 25, 1998
    -------------------------------------
    Milka S. Duke
    Director

By: /s/ Gary A. Gamble                         March 25, 1998
    -------------------------------------
    Gary A. Gamble
    Director

By: /s/ J. Acker Rogers                        March 24, 1998
    -------------------------------------
    J. Acker Rogers
    Director

By: /s/ Kenneth A. Williams                    March 26, 1998
    -------------------------------------
    Kenneth A. Williams
    Director

                            Exhibit 13

                   Annual Report to Stockholders

                                                          FIRSTSOUTHERN
                                                         BANCSHARES, INC.

                                                        1997 ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                          Page

Business of the Company                                                    1
President's message                                                        2
Tables:
   I  Selected consolidated financial condition, operating and other data  3
  II  Key operating ratios                                                 4
 III  Weighted average yields earned and rates paid                        5
  IV  Effects of changing rates and volume on net interest income          6
   V  Interest rate sensitivity                                            7
Management's discussion and analysis of financial condition and
 results of operations                                                  8-16

Independent auditors' report on consolidated financial statements         17
Consolidated financial statements                                      18-22
Notes to consolidated financial statements                             23-43
Common stock information                                                  44
Directors and officers                                                    45
Company information                                                       46
Notice of annual meeting of stockholders                                  46
0-KSB information                                                         46

-----------------------------------------------------------------------------

                          BUSINESS OF THE COMPANY

First Southern Bancshares, Inc. ("Bancshares"), a Delaware corporation, is the holding company for First Southern Bank (the "Bank"). Bancshares is a registered bank holding company regulated by the Federal Reserve Board and is not engaged in any other business activity other than holding all of the issued and outstanding common stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. All references to the "Company" include Bancshares and the Bank.

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

                               FirstSouthern
                              BANCSHARES, INC.

                            PRESIDENT'S MESSAGE

To Our Stockholders:

On behalf of the Board of Directors, Officers and Employees of First Southern Bancshares, Inc. and its wholly-owned subsidiary, First Southern Bank, I am pleased to present our Annual Report for fiscal year ended December 31, 1997.

We continue our commitment to maintain sound banking strategies in our effort in increase growth, profitability, and enhance shareholder value. As of December 31, 1997, total stockholders equity was 11.3% of assets. Total assets on December 31, 1997 were $183,673,000 compared to $184,484,000 on December 31, 1996.

Consolidated net income for the year ended December 31, 1997 increased to $1,397,000 from $538,000 in 1996. The various factors contributing to our 1997 operation are discussed in depth in other sections of this Annual Report.

We strive to be the best financial institution possible. Our on-going goal is to serve the Northwest Alabama region and all the surrounding communities with the best possible available financial services.

Sincerely,

/s/ Charles L. Frederick, Jr.

Charles L. Frederick, Jr.
President/CEO

                         --------------------------------
         102 S. Court Street * P.O. Box 777 * Florence, Alabama 356-0777
                                 (205) 764-7131

TABLE I - SELECTED CONSOLIDATED FINANCIAL CONDITION, OPERATING AND OTHER DATA

The following tables set forth certain information concerning the consolidated financial condition, operating results and certain other related data of the Company at the dates and for the periods indicated.

                                             At December 31,
                          ----------------------------------------------------
                                             (In Thousands)
Financial condition data     1993       1994       1995       1996      1997

Total assets               $144,624   $151,473   $180,855   $184,484  $183,673
Loans receivable, net       119,837    130,960    152,105    159,718   159,758
Cash and cash equivalents     4,251      2,726      8,971      4,220     6,420
Investment securities         9,197      7,199      8,792     10,948     7,993
Mortgage-backed securities    5,195      3,336      3,135      1,887     1,432
Deposits                    125,225    120,555    131,867    132,800   143,731
Advances from Federal Home
 Loan Bank                    7,363     17,622     16,770     25,619    18,468
Other notes payable             -          -          -        4,000       -
Total stockholders' equity   11,640     12,457     31,495     21,042    20,949
Non performing assets           990      1,366      2,584      1,639     1,206
Allowance for loan losses       801      1,100      1,509      1,659     1,584

                                           Year Ended December 31,
                          ----------------------------------------------------
                               (In thousands, except per share amounts)

Operating data               1993       1994       1995       1996      1997

Interest income            $ 10,989   $ 11,045   $ 13,768   $ 15,089  $ 15,446
Interest expense              5,167      5,036      6,690      7,537     8,452
                           --------   --------   --------   --------  --------
Net interest income           5,822      6,009      7,078      7,552     6,994
Provision for loan losses        54        327        565        270       242
                           --------   --------   --------   --------  --------
Net interest income after
 provision for loan losses    5,768      5,682      6,513      7,282     6,752
Noninterest income              596        388        432        426       766
Noninterest expense           3,232      3,526      3,921      7,194     5,176
                           --------   --------   --------   --------  --------
Income before income taxes    3,132      2,544      3,024        514     2,342
Income tax expense (benefit)  1,041      1,624      1,069        (24)      945
                           --------   --------   --------   --------  --------

Net income                 $  2,091   $    920   $  1,955   $    538  $  1,397
                           ========   ========   ========   ========  ========
 Basic Earnings per share    N/A        N/A        N/A      $   0.28  $   0.74
                           ========   ========   ========   ========  ========
 Diluted Earnings per share  N/A        N/A        N/A      $   0.28  $   0.73
                           ========   ========   ========   ========  ========
Cash dividends per share:
 Regular dividends           N/A        N/A      $  0.225   $  0.500  $  0.500
                           ========   ========   ========   ========  ========
 Special return of
  capital dividends          N/A        N/A      $    -       $5.400  $   -
                           ========   ========   ========   ========  ========
Total cash dividends         N/A        N/A      $  0.225   $  5.900  $  0.500
                           ========   ========   ========   ========  ========

                                             At December 31,
                          ----------------------------------------------------
                                             (In Thousands)

Other data                   1993       1994       1995       1996      1997

 Real estate loans            2,152      2,148      2,137      1,975     2,032
 Deposit accounts            12,789     12,774     12,741     12,584    12,508
 Number of branch offices         5          5          5          5         5

TABLE II - KEY OPERATING RATIOS

The table below sets forth certain performance, asset quality and capital ratios of the Company at or for the periods indicated.

                                        Year ended December 31,
                             1993       1994       1995       1996      1997
Performance ratios

Return on average assets
 (net income divided by
 average assets)            1.48%       0.63%      1.17%      0.29%     0.75%

Return on average
 stockholders' equity
 (net income divided by
 average equity)           19.05%       7.24%      7.42%      2.04%     6.74%

Dividend payout ratio
 (dividends declared per
 share divided by basic
 earnings per share):
  Regular dividends (1)    N/A          N/A        N/A      178.57%    67.57%
  Special dividends        N/A          N/A        N/A     1928.57%    N/A

Interest rate spread
 (difference between
 average yield on interest-
 earning assets and average
 cost of interest-bearing
 liabilities)               4.24%       4.18%      3.83%      3.75%     3.52%

Net interest margin (net
 interest income as a
 percentage of average
 interest-earning assets)   4.36%       4.37%      4.45%      4.37%     3.98%

Non-interest expense to
 average assets             2.28%       2.42%      2.34%      3.94%     2.78%

Average interest-earning
 assets to interest
 bearing liabilities      103.40%     105.27%    114.95%    114.26%   109.69%

Asset quality ratios

Allowance for loan losses
 to net loans at end of
 period                     0.67%       0.84%      0.99%      1.04%     0.99%

Net charge offs to average
 outstanding loans during
 period                     0.05%       0.02%      0.11%      0.08%     0.19%

Ratio of nonperforming
 assets to total assets
 at end of period           0.68%       0.90%      1.43%      0.89%     0.66%

Capital ratios

Average stockholders'
 equity to average assets
 during period              7.74%       8.71%     15.71%     14.47%    11.12%
-----------------
(1) The Company had no stockholders until completion of its initial public stock offering on April 13, 1995. See, however, Note 22 to consolidated financial statements.

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

                                                                                                       At
                                                 Year ended December 31,
December
                                1995                      1996                       1997            1997
                               Inter-                    Inter-                      Inter-
                               est                       est                         est
                               and                       and                         and
                     Average   divi-    Yield/  Average  divi-    Yield/  Average    divi-  Yield/
Yield/
                     balance   dends    cost    balance  dends    cost    balance    dends  cost     cost
Interest-earning/
 dividend paying assets
Interest-earning assets
Mortgage loans
 and contracts        $ 95,366  $ 8,176   8.57%  $ 84,020 $ 7,302   8.69%  $ 75,207  $ 6,232  8.29%
8.33%
Other loans             46,609    4,442   9.53%    73,922   6,843   9.26%    87,556    8,411  9.61%
9.34%
                      --------  -------          -------- -------          --------  -------
 Total net loans       141,975   12,618   8.89%   157,942  14,145   8.96%   162,763   14,643  9.00%
8.92%
Mortgage-backed
 securities              3,359      286   8.52%     2,420     193   7.98%     1,689      137  8.11%
8.24%
Marketable securities    8,672      500   5.76%     7,170     415   5.79%     7,069      362  5.12%
5.53%
FHLB overnight account   3,519      266   7.57%     3,812     237   6.22%     1,846      144  7.75%
6.25%
 Total interest-      --------  -------          -------- -------          --------  -------
  earning assets       157,525   13,670   8.68%   171,344  14,990   8.75%   173,367   15,286  8.82%
8.73%
Federal Home Loan
 Bank stock              1,357       98   7.22%     1,369      99   7.23%     2,215      160  7.22%
7.25%
 Total interest       --------  -------          -------- -------          --------  -------
  earning and dividend
  paying assets        158,882   13,768   8.67%   172,713  15,089   8.74%   175,582   15,446  8.80%
8.71%
Non interest earning/ --------  -------          -------- -------          --------  -------
 dividend paying assets
Office properties and
 equipment, net          3,103                      3,265                     3,537
Real estate owned        1,074                        769                       232
Cash on hand and in
 banks                   2,849                      3,391                     4,740
Accrued interest
 receivable              1,139                      1,502                     1,725
Other                      696                        863                       617
 Total non interest-  --------                   --------                  --------
  earning/dividend
  paying assets          8,861                      9,790                    10,851
                      --------                   --------                  --------
Total assets          $167,743                   $182,503                  $186,433
                      ========                   ========                  ========
Interest-bearing
 liabilities
Deposit accounts:
Passbook accounts     $124,533  $   662   2.70%  $ 19,671 $   542   2.76%  $ 18,301  $   505  2.76%
2.76%
NOW accounts             9,028      207   2.29%     9,900     233   2.35%    10,541      248  2.35%
2.50%
Money market accounts    2,940       85   2.89%     2,916      87   2.98%     3,337      100  3.00%
3.00% Certificates of
 deposit                84,320    4,664   5.53%    96,398   5,350   5.55%   101,473    6,039  5.95%
5.76%
 Total interest-      --------  -------          -------- -------          --------  -------
  bearing deposits     120,821    5,618   4.65%   128,885   6,212   4.82%   133,652    6,892  5.16%
5.10%
Other interest-
 bearing liabilities:
Advances from Federal
 Home Loan Bank of
 Atlanta                17,397    1,072   6.16%    21,934   1,298   5.92%    26,221    1,543  5.88%
6.00%
Other borrowings           -        -                 336      27   8.07%       195       17  8.51%
0.00%
                      --------  -------          -------- -------          --------  -------
 Total borrowings       17,937    1,072   6.16%    22,270   1,325   5.95%    26,416    1,560  5.89%
6.00%
 Total interest-      --------  -------          -------- -------          --------  -------
  bearing liabilities  138,218    6,690   4.84%   151,155   7,537   4.99%   160,068    8,452  5.28%
5.21%
Non interest-bearing  --------  -------          -------- -------          --------  -------
 liabilities
Non interest bearing
 deposit accounts        1,758                      2,828                     4,433
Other liabilities        1,413                      2,110                     1,210
                      --------                   --------                  --------
Total liabilities      141,389                    156,093                   165,711
Stockholders' equity    26,354                     26,410                    20,722
Total liabilities and --------                   --------                  --------
 stockholders' equity $167,743                   $182,503                  $186,433
                      ========                   ========                  ========
Net interest income             $ 7,078                   $ 7,552                    $ 6,994
                                =======                   =======                    =======
Interest rate spread(1)                   3.83%                     3.75%                     3.52%
3.50%
                                          ====                      ====                      ====
====
Net interest margin(1)                    4.45%                     4.37%                     3.98%
                                          ====                      ====                      ====
Ratio of average
 interest-earning assets
 to average interest-
 bearing liabili-
 ties(1)                114.95%                    114.26%                   109.64%
                        ======                     ======                    ======
----------------------
(1) Includes Federal Home Loan Bank stock and related dividends, as applicable.

                                   5

TABLE IV - EFFECTS OF CHANGING RATES AND VOLUME ON NET INTEREST INCOME

The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to
(i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (iii) changes in rate/volume (change in rate multiplied by change in volume); and
(iv) the net change (the sum of the prior columns).

                 1995 Compared to 1994         1996 Compared to 1995           1997 Compared to 1996
                  Increase (Decrease)           Increase (Decrease)             Increase (Decrease)
                        Due to                          Due to                          Due to
                               Rate/                       Rate/                             Rate/
                Rate   Volume  Volume Net   Rate   Volume  Volume  Net      Rate    Volume   Volume  Net
                                                       (in thousands)
Interest-earning
 /dividend
 paying assets
 Mortgage loans $  391  $  278 $ 15  $  684  $ 112  $ (973)  $(13)  $ (874)  $(339)  $ (766)  $ 36
$(1,069)
 Other loans       240   1,353  119   1,712   (127)  2,603    (75)   2,401     256    1,263     48
1,567
                ------  ------  ---  ------  -----    ----   ----     ----   -----    -----    ---   ----
-
  Total net loans  631   1,631  134   2,396    (15)  1,630    (88)   1,527     (83)     497     84
498

Mortgage-backed
 securities         23     (57)  (4)    (38)   (18)    (80)     5      (93)      3      (58)    (1)
(56)
Investment
 securities        100      14    3     117      2     (87)     -      (85)    (48)      (6)     1
(53)
Overnight
 deposits            2     221   11     234    (47)     22     (4)     (29)     58     (122)   (29)
(93)
                ------  ------  ---  ------  -----    ----   ----     ----   -----    -----    ---   ----
-
Total net change
 in income on interest
 earning assets    756   1,809  144   2,709    (78)  1,485    (87)   1,320     (70)     311     55
296

Federal Home Loan
 Bank stock         14     -    -        14    -         1    -          1      (0)      61     (0)
61
                ------  ------  ---  ------  -----    ----   ----     ----   -----    -----    ---   ----
-
Total net change
 in income on interest
 earning/dividend
 paying assets     770   1,809  144   2,723    (78)  1,486    (87)   1,321     (70)     372     55
357
                ------  ------  ---  ------  -----    ----   ----     ----   -----    -----    ---   ----
-
Interest-bearing
 liabilities:
Deposits         1,140      52   14   1,206    205     375     14      594     221      443     16
680
Other interest-
 bearing liabi-
 lities             60     354   34     448    (37)    300    (10)     253     (13)     251     (3)
235
                ------  ------  ---  ------  -----    ----   ----     ----   -----    -----    ---   ----
-
Total net change
 in expense on
 interest bearing
 liabilities     1,200     406   48   1,654    168     675      4      847     208      694     13
915
Net change in   ------  ------  ---  ------  -----    ----   ----     ----   -----    -----    ---   ----
-
 net interest
 income         $ (430) $1,403  $96  $1,069  $(246)   $811   $(91)    $474   $(278)   $(322)   $42
$(558)
                ======  ======  ===  ======  =====    ====   ====     ====   =====    =====    ===
=====
                                                            6

TABLE V - INTEREST RATE SENSITIVITY

The table below measures interest rate risk by estimating the change in market value of the Bank's assets, liabilities, and off balance sheet contracts in response to an instantaneous change in the market interest rates. The data was compiled by an independent third-party service bureau. Using the composition of the Bank's portfolio of interest-earning assets and interest- bearing liabilities at December 31, 1997, an estimate of the level of the Bank's stockholders' equity (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) was computed under the rate environment prevailing on or about December 31, 1997. The Bank's stockholders' equity was then computed under different interest rate scenarios. The change in stockholders' equity under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. The data presented below is as of December 31, 1997 and is for the Bank only. Since, with minor exceptions, all of Bancshares' separate company assets and liabilities, exclusive of its investment in the Bank, are adjustable rate financial instruments, the fair value of such instruments would remain substantially unchanged in the changed interest rate scenarios.

                                                                   Percent
                                                                   change in
                                                         Stock-    Stock-
                                                         holders'  holders'
                                  Assets   Liabilities   equity    equity
                                    (Dollars in Thousands)
Change in level of interest rates:

Minus 400 basis points (4.00)%   $191,973   $176,304    $15,669   (24.15)%

Minus 300 basis points (3.00)%    189,790    175,141     14,649   (29.09)%

Minus 200 basis points (2.00)%    187,681    171,444     16,237   (21.40)%

Minus 100 basis points (1.00)%    185,643    166,934     18,709    (9.43)%

No change                         183,674    163,016     20,658     0.00%

Plus 100 basis points 1.00%       181,768    159,592     22,176     7.35%

Plus 200 basis points 2.00%       179,924    156,578     23,346    13.01%

Plus 300 basis points 3.00%       178,139    153,906     24,233    17.31%

Plus 400 basis points 4.00%       176,409    151,520     24,889    20.48%

Certain assumptions, relating to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others, were used in preparing the preceding table. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Furthermore, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in the table.

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

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 1996, as well as certain material changes in results of operations during the years ended December 31, 1995, 1996 and 1997.

            FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets decreased $800,000 during the twelve months of 1997, decreasing from $184.5 million at December 31, 1996 to $183.7 million at December 31, 1997. The decrease was primarily from the growth in cash as explained below.

CASH AND CASH EQUIVALENTS

Cash and cash equivalent balances increased $2.2 million at December 31, 1997 when compared to December 31, 1996. Cash was generated from earnings, investments and the growth in deposits and used primarily to pay dividends and reduce borrowings.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

The Company did not increase its investments in mortgage-backed securities during 1997. The decrease in investment securities of $3.0 million from $11.0 million at December 31, 1996 to $8.0 million at December 31, 1997 was due to the maturities of a certificate of deposits with the FHLB.

At December 31, 1997, the Company had less than 1.0% ($5,000) of net unrealized losses on investment securities classified as available for sale of the amortized cost basis ($8 million) of the related securities. These securities were comprised primarily of U.S. Government and Agency obligations with maturities of less than five years. If future market interest rates were to increase, the unrealized losses on these securities would, for a period of time, become greater. In a decreasing interest rate environment, the fair value of the investments increases in relation to the cost of the investment, thereby reducing the net unrealized loss and/or increasing any unrealized gain on the related securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of changing market interest rates, as the securities approach their dates of maturity, the unrealized gain/loss will begin to decrease and eventually be eliminated.

LOANS

The principal investing activity of the Company is the origination of residential mortgage loans, commercial real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama. During 1997, the Company originated approximately $5.2 million in loans which was offset through loans sold and principal repayments; therefore, the balance of net loans has remained at approximately $159.5 million at December 31, 1996 and December 31, 1997, respectively.

The loan portfolio composition is changing as the result of management's continued efforts to expand and diversify the Company's loan portfolio into commercial mortgage loans, commercial business loans, and consumer loans. These types of loans are inherently riskier than residential mortgage loans. A comparison of the Bank's loan portfolio analysis at December 31, 1996 and December 31, 1997 follows:

                                    December 31, 1996     December 31, 1997
                                    -----------------     -----------------
                                    Amount    Percent     Amount    Percent
                                    ------    -------     ------    -------
                                                 (in thousands)
      Type of Loan
      Mortgage loans:
       Residential                 $ 85,205    53.3%     $ 75,983    47.6%
       Commercial                    33,434    20.9        39,141    24.5
                                   --------   -----      --------   -----
         Total mortgage loans       118,639    74.2       115,124    72.1

      Commercial business loans      27,157    17.0        27,792    17.4

      Consumer loans                 17,701    11.1        19,978    12.5
                                   --------   -----      --------   -----
      Total loans                   163,497   102.3       162,894   102.0

      Less:
       Undisbursed loans              1,928     1.2         1,404     0.9
      Unamortized loan fees             192     0.1           148     0.1
       Allowance for possible losses  1,659     1.0         1,584     1.0
                                   --------   -----      --------   -----
      Net loans receivable         $159,718   100.0%     $159,758   100.0%
                                   ========   =====      ========   =====

Non performing assets (comprised solely of loans delinquent 90 days or more and repossessed assets) were $1.2 million as of December 31, 1997, and decreased $200,000 from $1.4 million at December 31, 1996. Non performing assets (% of total non performing) at December 31, 1997 include real estate owned (8.3%), residential mortgage loans (19.0%), commercial real estate loans (33.3%), commercial business loans (23.5%), and consumer loans (15.9%).

At December 31, 1996, the allowance for loan losses was $1.7 million and represented .99% of total net loans and 101.2% of non performing assets. At December 31, 1997, the allowance for loan losses was $1.6 million and represented 1% of total net loans and 131.4% of non performing assets. The provision for loan losses was $242,000 for 1997, as compared to $270,000 in 1996. In the opinion of management at December 31, 1997, the allowance for loan losses was adequate at that date. There can be no assurance that the Company will not be required to increase the allowance in the future.

At December 31, 1997, the Company had no significant commitments to originate fixed-rate loans. At December 31, 1997, the Company had commitments to originate variable rate loans, including unused commercial business lines of credit as follows:

     Financial instruments and contract amounts
      which represent credit risk:
     Commitments to extend credit                   $   2,240
     Unused lines of credit                         $   7,745
     Standby letters of credit                      $     316

DEPOSITS, FHLB ADVANCES AND OTHER NOTES PAYABLE

Deposit balances increased $10.9 million from $132.8 million at December 31, 1996 to $143.7 at December 31, 1997. The increase was primarily in certificates of deposits as the Company continues to be aggressive in its marketing for deposits through competitive rates and advertising. Growth in deposits is desired to meet current loan demand and provide for Company growth. The competition for deposits has caused the Company's interest rate spread to decline from 3.75% in 1996 to 3.52% in 1997, and net interest margin to decline from 4.37% in 1996 to 3.98% in 1997. However, although no assurances can be given, management believes loan growth funded from growth in deposits will increase profits through volume and increase the Company's future profitability if short-term deposit rates decline.

At December 31, 1997, savings certificates amounted to $106.9 million, or 74.4%, of the Company's total deposits, including $84.9 million which were scheduled to mature by December 31, 1998. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management of the Company believes it has adequate resources to fund all loan commitments with savings deposits and FHLB of Atlanta advances and with proceeds from the sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Borrowings from the Federal Home Loan Bank decreased $7.1 million from $25.6 million at December 31, 1996, to $18.5 million at December 31, 1997. Funds from sale of loans and growth in deposits were used to reduce the borrowings from the Federal Home Loan Bank. At December 31, 1997, the Company had unused credit availability with the FHLB of $21.5 million.

STOCKHOLDERS' EQUITY

At December 31, 1997, stockholders' equity was $20.9 million as compared $21.0 million at December 31, 1996. The increase in stockholders' equity from net income of $1.4 million was offset by the payment of $800,000 in dividends, and the repurchase in the open market of an aggregate of $1.1 million of the Company's common stock and held in treasury. Other net increases of $400,000 in stockholders' equity related to the unearned employee stock benefit compensation plans and unrealized losses on securities available for sale.

The treasury stock was acquired under the provisions of a Stock Repurchase Program (as discussed in Note 13 of Consolidated Notes to Financial Statements). The ongoing program has resulted in the acquisition of an aggregate 244,236 shares of Company common stock for treasury, of which 54,906 shares were utilized in 1996 to fund the MRDP (as discussed in Note 3 of Selected Notes to Financial Statements) and 189,330 shares remain in treasury at December 31, 1997.

The Bank is required to maintain specific amounts of capital pursuant to FDIC requirements and the Company is required to maintain specific amounts of capital pursuant to the regulations of the Federal Reserve Board. As summarized below, the Company and Bank are in compliance with all such requirements at December 31, 1997:
                                                         PERCENTAGE OF
FIRST SOUTHERN BANCSHARES, INC. (DOLLARS IN THOUSANDS)   ADJUSTED TOTAL
                                              AMOUNT     ASSETS
   Primary capital ratios:
   GAAP capital                              $ 20,949
   Adjustments:
   Mortgage servicing rights                      (13)
   Net unrealized loss on securities
    available for sale                              2
                                             --------
   Tier 1 capital                              20,938         11.32%
Minimum Tier 1 (leverage) requirement           7,399          4.00
                                             --------         -----
   Excess                                    $ 13,539          7.32%
                                             ========         =====
   Risk-based capital ratios:
   Core (Tier I) capital                     $ 20,938         14.44%
   Minimum core capital                         5,801          4.00
                                             --------         -----
   Excess                                    $ 15,137         10.44%
                                             ========         =====
   Risk-based capital                        $ 22,522        15.53%
   Minimum risk-based capital requirement      11,603         8.00
                                             --------         -----
   Excess                                    $ 10,919         7.53%
                                             ========         =====

Under the FDICIA prompt corrective action provisions applicable to banks, the most recent notification from the FDIC categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital order. There are no conditions or events since that notification that management believes have changed the Bank's risk-based capital category.

FIRST SOUTHERN BANK (DOLLARS IN THOUSANDS)

   Total capital (to risk-weighted assets)         $ 22,093       15.28%
   To be well capitalized under the FDICIA
     prompt corrective action provisions             14,461       10.00%
                                                   --------      ------
   Excess                                          $  7,632        5.28%
                                                   ========      ======

   Tier 1 capital (to risk-weighted assets)        $ 20,509       14.18%
   To be well capitalized under the FDICIA
     prompt corrective action provisions           $  8,676         6.0%
                                                   --------      ------
   Excess                                          $ 11,833        8.18%
                                                   ========      ======

   Tier 1 capital (to average assets)              $ 20,509       11.09%
   To be well capitalized under the FDICIA
     prompt corrective action provisions           $  9,244         5.0%
                                                   --------      ------
   Excess                                          $ 11,265        6.09%
                                                   ========      ======

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

As an Alabama state-chartered bank which is not a member of the Federal Reserve System, the Bank is required by the Alabama State Banking Board to maintain at all times a reserve (comprised of cash on hand) based upon average daily deposits of the Bank. At December 31, 1997, the Bank's qualifying reserves of $1.5 million significantly exceeded the required reserve of $221,000.

Year 2000

The Company and Bank are subject to risks associated with the "Year 2000" software problem, a term which refers to uncertainties about the ability of various software systems to interpret dates correctly after the beginning of the Year 2000. The Company has completed an initial study of its computerized systems and programs including third party servicers, and prepared a plan to address the Year 2000 problem. The expense to modify and test its computer programs and systems are estimated to be $50,000 over the next two years. The company's process of evaluating potential effects of Year 2000 issues on customers of the Bank is in its early stages, and it is therefore impossible to quantify the potential adverse effects of incompatible software systems on loan customers. The failure of a commercial bank to prepare adequately for Year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms. Until sufficient information is accumulated from customers of the banks to enable the Company to assess the degree to which customers' operations are susceptible to potential problems, the Company will be unable to quantify the potential losses from loans to commercial customers.

                     COMPARISON OF OPERATING RESULTS FOR THE
                     YEARS ENDED DECEMBER 31, 1996 AND 1997

GENERAL

Consolidated net income for 1997, increased to $1.4 million from $538,000 1996. Basic earnings per share for 1997, were $0.74 as compared to $0.29 in 1996. Diluted earnings per share for 1997 were $0.73 as compared to $0.29 in 1996. The increase in earnings between 1996 and 1997 is primarily due to the $1.1 million expense recognized in 1996 for the one-time Savings Association Insurance Fund ("SAIF") premium assessment.

NET INTEREST INCOME

Net interest income after provision for loan losses of $6.8 million for 1997 was $530,000 lower or 7.3% less than the $7.3 million reported for the comparable period in 1996. Decreases in the net interest spread of 3.75% for 1996 to 3.50% for 1997, was primarily a result of the increase in interest expense for deposits and advances from the FHLB as further discussed below.

INTEREST INCOME

Interest income for 1997 was $15.5 million compared with $15.1 million for 1996, representing an increase of $357,000 or 2.4%. The increase was primarily attributable to an increase of $2.9 million, or 1.7% in average interest earning assets in 1997 to $175.6 million over those in 1996 of $172.7 million as a result of the loan growth. Also contributing to the increase in interest income was an increase in the average yield on interest-earning assets from 8.74% for 1996 to 8.80% for 1997, as a result of the increase within the loan portfolio to higher yielding but inherently riskier, as compared to residential mortgage loans, commercial mortgage and commercial business loans.

Interest on loans receivable increased $500,000 to $14.6 million during 1997 as compared to in 1996 ($14.1 million). The increase was primarily attributable to an increase in average net loans of $4.8 million in 1997 ($162.8 million) from the comparable period in 1996 ($158.0 million). Additionally, the average yield on total loans increased from 8.96% in 1996 to 9.00% during 1997, as a result of the increase within the loan portfolio of higher yielding commercial mortgage and commercial business loans.

Interest on mortgage-related securities decreased by $56,000 from $193,000 during 1996 to $137,000 during in 1997 as a result of the average balance of mortgage-related securities decreasing by $700,000 during 1997 ($1.7 million) as compared to 1996 ($2.4 million). The effect of this decrease in the average balance was partially offset by an increase in 1997 average yields from such securities from 7.98% in 1996 to 8.11% in 1997 as a result of higher yielding mortgage-related securities remaining in the portfolio.

Income from the investment securities portfolio decreased by $53,000 from $415,000 during 1996 to $362,000 during the same period in 1997 as the result of a $3.0 million decrease in the portfolio as a result of sales and maturities from $11.0 million at December 31, 1996 to $8.0 million at December 31, 1997. Additionally, the average yield on investment securities decreased slightly from 5.79% in 1996 to 5.12% in 1997 as a result the changes in the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account at the FHLB of Atlanta, FHLB dividends, and earnings on money market funds. The $32,000 decrease in other interest income in 1997 to $304,000 when compared to 1996 other interest income of $336,000 is due primarily to the decreased interest earnings on the FHLB overnight and on money market funds due to a decrease in average invested balances from $3.8 million in 1996 to $1.8 million in 1997. FHLB dividends were $99,000 during 1996 as compared to $160,000 in 1997 due to increase in FHLB stock from $1.4 million in 1996 to $2.0 million in 1997.

INTEREST EXPENSE

Interest expense for 1997 was $8.5 million compared with $7.5 million for 1996, representing an increase of $1.0 million or 12.1%.

Interest on deposits for 1997 was $6.9 million compared with $6.2 million for 1996, representing an increase of $0.7 million or 10.9%. The increase is due to a $4.8 million increase in average deposits in 1997 ($133.7 million) as compared to 1996 ($128.9 million). The 1997 average interest cost of 5.16% as compared to 4.82% in 1996 as higher interest rates were offered on certificates of deposits due primarily to the Company raising the rates paid on its certificates in relation to local market rates being offered by other financial institutions in order to attract additional deposits.

Other interest expense relates to FHLB of Atlanta borrowings and increased by $235,000 to $1.6 million in 1997 when compared to 1996 total of $1.3 million due to an increase in average borrowings of $4.3 million during 1997 ($26.2 million) from 1996 average levels of $21.9 million. The increase caused by the higher average balance was partially offset by decreased interest costs on borrowed funds from 5.92% in 1996 to 5.88% in 1997 as a consequence of the adjustable rate nature of the majority of the FHLB of Atlanta borrowings and lower interest rates.

PROVISION FOR LOAN LOSSES.

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. For 1997, the Company's provision for loan losses was $242,000, as compared to $270,000 in 1996. These provisions were made based on management's analysis of the various factors which effect the loan portfolio and management's desire to maintain the allowance at a level considered adequate to provide for losses. The decrease of $28,000 in 1997 compared to 1996 is a result of the Bank incurring fewer loan charge-offs than estimated, and therefore, less provision was required to maintain an adequate allowance at December 31, 1997.

NON-INTEREST INCOME.

Non-interest income increased by $340,000 in 1997 to $766,000 as compared to $426,000 in 1996. This increase was the result of an increase in loan and service fees of $73,000 from $395,000 in 1996 to $468,000 in 1997, and the reduction of $277,000 in losses on real estate owned in 1997 as compared to 1996.

NON-INTEREST EXPENSE.

Non-interest expenses decreased $2.0 million or 28.1% to $5.2 million in 1997 compared to $7.2 million in 1996. This decrease resulted from a $1.2 million decrease in insurance expense and $112,000 decrease in other expenses. The decrease in insurance expense is due to the $1.1 million decrease in insurance expenses relating to the one-time SAIF premium assessment recognized in the third quarter of 1996 and the decrease in the SAIF premium rate as a result of the SAIF special assessment paid in 1996. Decreases in other expenses were primarily related to the decrease in real estate owned operating expenses reflecting the decrease in the average balance of foreclosed real estate in 1997 as compared to 1996.

Compensation and employee benefits decreased $600,000 from $3.2 million in 1997 from $3.8 million 1996. The decrease reflects the decrease in ESOP related compensation of $1.1 million from that incurred in 1996 related to the special dividends, offset by an increase of $600,000 in pension plan expense due to benefits being frozen with the intent to terminate the plan. In addition, compensation and benefits related to the amortization of the deferred MRDP expense increased $100,000 over the same period in 1996.

INCOME TAXES

Income tax expense in 1997 was $945,000 or 40.0% of income before income taxes representing expected federal and state tax rates. The income tax benefit of $24,000 in 1996 was primarily due to charitable contributions recognized in relation to a lower income before income taxes.

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

NET INTEREST INCOME

Net interest income for the year ended December 31, 1996 was $7.6 million, representing a $474,000 or 6.3% increase from the year ended December 31, 1995. The increase reflects an increase in interest income of $1.3 million due to an increase in average interest-earning assets of $13.8 million, primarily loans receivable, offset by an increase in average interest-bearing liabilities of $12.9 million, primarily FHLB advances. In addition increases were partially offset by a 8 basis point reduction in the 1996 interest rate spread (3.75%) from that obtained in 1995 (3.83%), primarily due to the increase interest expense for interest bearing deposit accounts.

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

PROVISION FOR LOAN LOSSES.

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. For the fiscal year 1996, the Company's provision for loan losses was $270,000, as compared to $565,000 in 1995. These provisions were made based on management's analysis of the various factors which effect the loan portfolio and management's desire to hold the allowance at a level considered adequate to provide for losses.

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

                                                         Fred K. Marmann, CPA
                                                         --------------------
                                                     Larry Frank McCrary, CPA
                                                         David C. Ladner, CPA

                                                         900 E. Second Street
                                                          Post Office Box 567
                                                         Sheffield, AL  35660
Marmann & Associations, P.C.                              Tel: (205) 381-1473
CERTIFIED PUBLIC ACCOUNTANTS                              Fax: (205) 381-1484


INDEPENDENT AUDITORS' REPORT

To the Board of Directors
First Southern Bancshares, Inc. and Subsidiary
Florence, Alabama

We have audited the accompanying consolidated statements of financial condition of First Southern Bancshares, Inc. and subsidiary (the "Company") as of December 31, 1996 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each year in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Southern Bancshares, Inc. and subsidiary at December 31, 1996 and 1997, and the results of their operations and their cash flows for each year in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Marmann & Associates, P.C.

MARMANN & ASSOCIATES, P.C.
Sheffield, Alabama
March 6, 1998

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1996 AND 1997 (DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------

                                            December 31,       December 31,
                                               1996                1997
ASSETS

Cash and cash equivalents                    $  4,220            $  6,420
Investment securities available for
 sale, at market                               10,948               7,993
Mortgage-backed securities, held to
 maturity, at cost                              1,887               1,432
Loans held for sale, at cost, which
 approximates market                              232                 223
Loans receivable, net                         159,486             159,535
Foreclosed real estate                            198                 100
Premises and equipment, net                     3,455               3,509
Federal Home Loan Bank stock, at cost           1,357               1,970
Accrued interest receivable                     1,728               1,822
Deferred income taxes                              93                 165
Other assets                                      880                 504
                                             --------            --------
TOTAL ASSETS                                 $184,484            $183,673
                                             ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                     $132,800            $143,731
Advances from Federal Home Loan Bank           25,619              18,468
Other notes payable                             4,000                 -
Income taxes currently payable                      3                 115
Deferred income taxes                             -                   -
Other liabilities                               1,020                 410
                                             --------            --------
Total liabilities                             163,442             162,724
                                             --------            --------
COMMITMENTS AND CONTINGENCIES                     -                   -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
 500,000 shares authorized; none
 issued and outstanding                           -                   -
Common stock, $.01 par value;
 4,000,000 shares authorized;
 2,076,969 and  shares issued                      21                  21
Additional paid-in capital                     11,334              11,375
Retained earnings - Substantially restricted   12,672              13,199
Unearned employee compensation - ESOP            (401)               (280)
Unearned employee compensation - MRDP          (1,119)               (861)
Net unrealized loss on securities
 available for sale                               (40)                 (2)
Treasury stock, at cost                        (1,425)             (2,503)
                                             --------            --------
Total stockholders' equity                     21,042              20,949
                                             --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $184,484            $183,673
                                             ========            ========
See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------

                                                     Year ended
                                                     December 31,
                                              1995        1996        1997
INTEREST INCOME:
Loans                                        $12,618     $14,145     $14,643
Mortgage-backed securities                       286         193         137
Investment securities                            500         415         362
Other                                            364         336         304
                                             -------     -------     -------
Total interest income                         13,768      15,089      15,446
                                             -------     -------     -------
INTEREST EXPENSE:
Deposits                                       5,618       6,212       6,892
Advances from Federal Home Loan
 Bank and other                                1,072       1,325       1,560
                                             -------     -------     -------
Total interest expense                         6,690       7,537       8,452
                                             -------     -------     -------
NET INTEREST INCOME                            7,078       7,552       6,994

PROVISION FOR LOAN LOSSES                        565         270         242
                                             -------     -------     -------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                               6,513       7,282       6,752
                                             -------     -------     -------
NON INTEREST INCOME:
Loan fees and service charges                    288         395         468
Net gains on sale of loans                        56         268         258
Gains on real estate owned                        15        (275)          2
Loss on sale of other assets                     -           (32)         (2)
Other                                             73          70          40
                                             -------     -------     -------
Total non interest income                        432         426         766
                                             -------     -------     -------
NON INTEREST EXPENSES:
Compensation and employee benefits             2,087       3,800       3,218
Building and occupancy expense                   403         519         559
Data processing expense                          311         466         296
Advertising                                      168         159         185
Insurance expense                                459       1,474         242
Other                                            493         776         676
                                             -------     -------     -------
Total non interest expenses                    3,921       7,194       5,176
                                             -------     -------     -------
INCOME BEFORE INCOME TAXES                     3,024         514       2,342

INCOME TAX EXPENSE (BENEFIT)                   1,069         (24)        945
                                             -------     -------     -------
NET INCOME                                   $ 1,955     $   538     $ 1,397
                                             =======     =======     =======
BASIC EARNINGS PER SHARE                        N/A      $  0.28     $  0.74
                                             =======     =======     =======
DILUTED EARNINGS PER SHARE                      N/A      $  0.28     $  0.73
                                             =======     =======     =======
DIVIDENDS PER SHARE
  Regular cash dividends                     $ 0.225     $  0.50     $ 0.500

  Special cash dividends - return of
   capital                                   $   -       $  5.40     $  -
                                             -------     -------     -------
Total dividends per share                    $ 0.225     $  5.90     $ 0.500
                                             =======     =======     =======

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997 (DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------
                                                                                         Net
                                                             Retained                    unrealized
                                                    Addi-    earnings     Unearned       loss on    Total
                Common stock                        tional   Substan-     employee       securities
stock-
                    Issued         In treasury      paid-in  tially     compensation     available
holders'
               Shares    Amount  Shares    Amount   capital  restricted ESOP     MRDP    for sale
equity
Balances -
 December 31,
 1994                -    $-        -       $  -     $   -   $12,672    $  -     $   -      $(215)
$12,457

Issuance of
 common stock
 in connection
 with Initial
 Public Offering:
  Cash proceeds,
   net of
   offering
   costs of
   $922,000    1,885,885   19                         17,918     -         -         -
17,937
  Common stock
   issued to
   ESOP          163,990    1                          1,639     -      (1,640)      -                  -

Net income
 for the
 year ended
 December 31,
 1995                -     -        -          -         -      1,955      -         -        -
1,955

Dividends            -     -        -          -         -      (424)      -         -        -
(424)

Acquisition
 of treasury
 stock               -     -    (49,906)      (757)      -       -         -         -        -
(757)

ESOP shares
 committed
 for release         -     -        -          -          29     -         109       -        -
138

Change in
 unrealized
 loss on
 securities
 available
 for sale,
 net of
 related
 income
 taxes               -     -        -          -         -       -         -         -        189
189
               ---------  ---  --------   --------   -------  -------  -------   -------   ------   -----
--
Balances at
 December 31,
 1995          2,049,875   20    49,906       (757)   19,586  14,203    (1,531)      -        (26)
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
172

Increase in
 unrealized
 loss on
 securities
 available
 for sale,
 net of
 related
 income taxes        -     -        -          -         -        -        -         -        (14)
(14)

Balances at
 December 31,
 1996          2,076,969  $21  (109,400)  $ (1,425)  $11,334  $12,672  $  (401)  $(1,119)  $  (40)
$21,042
               ---------  ---  --------   --------   -------  -------  -------   -------   ------   -----
--
Net income
 for the year
 ended December
 31, 1997            -     -        -          -         -      1,397      -         -         -
1,397

Cash
 dividends           -     -        -          -         -       (870)     -         -         -
(870)

Acquisition of
 treasury stock      -     -    (79,930)    (1,078)      -        -        -         -         -
(1,078)

ESOP shares
 committed
 for release         -     -        -          -          41      -        121       -        -
162

Amortization of
 MRDP unearned
 compensation        -     -        -          -         -        -        -         258      -
258

Increase in
 unrealized
 loss on
 securities
 available for
 sale, net
 of related
 income taxes        -     -        -          -         -        -        -         -         38
38
               ---------  ---  --------   --------   -------  -------  -------   -------   ------   -----
--
Balances at
 December 31,
 1997          2,076,969  $21  (189,330)  $ (2,503)  $11,375  $13,199  $  (280)  $  (861)  $   (2)
$20,949
               ---------  ---  --------   --------   -------  -------  -------   -------   ------   -----
--
See accompanying selected notes to consolidated financial statements.

                                                     20

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997 (DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------

                                                        December 31,
                                                  1995      1996      1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $  1,955   $  538   $  1,397
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                       178      227        272
  Provision for loan losses                          565      270        242
  Provision for deferred income taxes (benefit)     (247)    (491)       (72)
  Amortization/accretion of premiums/discounts
   on investment and mortgage-backed securities       (2)       3        (33)
  Amortization of deferred loan fees                (299)    (249)       (95)
  Fair market value of ESOP shares
   committed for release and charged to
   employee compensation                             138    1,477        162
  FHLB stock dividends
  Amortization of unearned compensation - MRDP       -        172        258
  (Gains) losses on real estate owned                (15)     275          2
  (Gain) on sale of premises and equipment                    -           (2)
  Loss on disposal of premises and equipment         -         32        -
  (Increase) decrease in:
    Loans held for sale                             (625)     393          9
    Accrued interest receivable                     (384)    (200)       (94)
    Other assets                                    (244)     (54)       376
  Increase (decrease) in:
    Income taxes currently payable                    16      (89)       112
    Other liabilities                                  5      795       (610)
                                                --------- -------     ------
Net cash provided by operating activities          1,041    3,099      1,924
                                                --------- -------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in total loans           (20,875)  (8,974)      (196)
  Real estate owned                                   79    1,606         96
  Premises and equipment                             -         10        -
Proceeds from maturities of:
  Investment and mortgage-backed securities        3,429    4,066      3,405
  Mortgage-backed securities                         -
Acquisition of:
  Investment and mortgage-backed securities       (4,520)  (5,000)       -
  Federal Home Loan Bank stock                                -         (613)
  Premises and equipment                            (125)    (681)      (326)
  Capitalized improvements to real estate owned               (33)        78
                                                --------- -------     ------
Net cash provided by (used in) investing
 activities                                      (22,012)  (9,006)     2,444
                                                --------- -------     ------

See accompanying selected notes to consolidated financial statements.

                                  (Continued)

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997 (DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------

                                                  December 31,
                                          1995         1996       1997

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit
 accounts                                11,312    $    933      $10,931
Net proceeds from sale of stock in
 Initial Public Offering                 17,937         -            -
Cash dividends paid                       (424)     (11,125)        (870)
Proceeds from FHLB advances             26,000       14,000          -
Proceeds from other borrowings             -          4,250          -
Reductions in FHLB advances            (26,852)      (5,151)      (7,151)
Reductions in other borrowings             -           (250)      (4,000)
Acquisition of treasury stock             (757)      (1,501)      (1,078)
                                       -------     --------      -------
Net cash provided by (used in)
 financing activities                   27,216        1,156       (2,168)
                                       -------     --------      -------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                        6,245       (4,751)       2,200

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                     2,726        8,971        4,220
                                       -------     --------      -------
CASH AND CASH EQUIVALENTS -
 END OF PERIOD                         $ 8,971     $  4,220      $ 6,420
                                       =======     ========      =======
SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Noncash transactions:
 Loans foreclosed and transferred
  to real estate owned                 $    89     $    948      $   477
                                       =======     ========      =======
 Increase (decrease) in net unrealized
  loss on securities available for
  sale                                 $  (189)    $     14      $   (38)
                                       =======     ========      =======
Cash paid during the period for:
  Income taxes                         $ 1,318     $    674      $   815
                                       =======     ========      =======
  Interest                             $ 6,685     $  7,470      $ 8,531
                                       =======     ========      =======
See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

First Southern Bancshares, Inc. ("Bancshares") was incorporated in the State of Delaware on November 22, 1994 and is the holding company for First Southern Bank, Inc. (the "Bank"). The Bank is an Alabama-chartered commercial bank which was converted from a mutual savings and loan on April 13, 1995 as further discussed in Note 19.

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

Investments in debt and equity securities
On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires management to classify its investment portfolio into three categories: (i) held to maturity,
(ii) available for sale, and (iii) trading securities, and sets forth specific criteria for determining these classifications. SFAS No. 115 requires unrealized holding gains and losses for trading securities to be included in earnings while unrealized holding gains and losses for available for sale securities are to be reported as a separate component of equity, net of related income taxes, until realized. Held to maturity securities are to be recorded at their amortized cost. Portfolio additions subsequent to the adoption of the statement are classified into the appropriate category when purchased.

Investments securities and certain mortgage-backed securities available for sale As required by SFAS No. 115, available for sale securities have been recorded in the accompanying consolidated statement of financial condition at estimated fair value. The related net unrealized holding loss has been reported as a separate component of equity, net of related income taxes. Gain or loss on any sale of investment securities classified as available for sale continues to be recorded based on the specific identification method.

Mortgage-backed securities held to maturity
The Company has both the intent and ability to hold its mortgage-backed securities to maturity, and therefore, are classified in the accompanying consolidated statements of financial condition as held to maturity. The securities are stated at cost, as adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the estimated life of the security. An allowance for loss on mortgage-backed securities held to maturity is recorded only when the security is deemed to be permanently impaired. Mortgage-backed securities are accounted for on a specific identification basis.

------------------------------------------------------------------------------

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

SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. At December 31, 1997 and 1996, the Company had non-accrual loans aggregating $1.1 million and $1.4 million, respectively, of which no significant loans were determined to be impaired.

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

------------------------------------------------------------------------------

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

Earnings per share
SFAS No. 128 Earnings Per Share was adopted by the Company in the fourth quarter of 1997. Under SFAS No. 128, Basic Earnings Per Share ("Basic EPS") and Diluted Earning Per Share ("Diluted EPS") are reported in the accompanying financial statements. Basic EPS is based on the weighted average number of common shares outstanding to income available to common stockholders. Outstanding common shares include shares issuable for little or no cash consideration upon the satisfaction of certain conditions as of the date that all necessary conditions have been satisfied. Diluted EPS is based on the weighted average number of common shares outstanding plus any potential dilutive shares committed to be issued upon the satisfaction of certain conditions to income available to common stockholders. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation follows:

                                  Weighted Average Common Shares Outstanding
                                          1997                1996
                                          ----                ----
      Common shares outstanding         2,076,769          2,070,046
      Treasury shares                  (  153,146)        (   82,352)
      Unreleased ESOP shares           (   31,546)        (   91,313)
      Options - uncontingent                2,525                  -
                                       ----------          ---------
            Basic EPS                   1,894,602          1,896,381

      Options - contingent                 19,682             12,635
                                       ----------          ---------
            Diluted EPS                 1,914,284          1,909,016
                                       ----------          ---------

Mortgage Servicing Rights
Mortgage servicing rights retained on loans sold are capitalized as an asset at estimated fair value and amortized over the estimated servicing period in accordance with SFAS No. 125 Accounting for Transfers Servicing of Financial Assets and Extinguishments of Liabilities which was adopted in 1997. The adoption of SFAS No. 125 had no significant effect on the method utilized in 1996.

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

Reclassifications
Certain reclassifications were made in the 1995 and 1996 financial statements in order for them to conform with the reporting format utilized in 1997.

------------------------------------------------------------------------------

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents were comprised of the following:

                                                         December 31,
                                                     1996           1997
                                                        (In thousands)

Cash on hand                                        $1,195         $1,678
Cash due from banks                                  2,989          2,857
Interest bearing deposits at FHLB of Atlanta            22          1,849
Other interest bearing accounts                         14             36
                                                    ------         ------
                                                    $4,220         $6,420
                                                    ======         ======

Cash due from banks at December 31, 1996 and 1997 includes aggregate bank balances of approximately $2.6 million and $4.4 million, respectively, which are not covered by FDIC insurance.

NOTE 3 - INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

The Company's investment and mortgage-backed securities classified as available for sale consisted of the following:

                                            December 31, 1996
                                Amortized   Unrealized holding    Estimated
                                cost basis  Gains       Losses   market value
                                              (In thousands)

Investment securities
Maturity in less than one
 year:
FHLB of Atlanta certificates
 of deposit                     $ 5,000     $   -       $  -      $ 5,000
U.S. Government and agency
 obligations                      1,000         -         (2)         998
Maturity between one and five
 years:
U.S. Government and agency
 obligations                      5,012         -        (62)       4,950
                                -------     -----       ----      -------
                                $11,012     $   -       $(64)     $10,948
                                =======     =====       ====      =======

                                            December 31, 1996
                                Amortized   Unrealized holding    Estimated
                                cost basis  Gains       Losses   market value
                                              (In thousands)
Investment securities
Maturity in less than one
 year:
U.S. Government and agency
 obligations                    $ 5,001     $   3       $ (5)     $ 4,999
Maturity between one and five
 years:
U.S. Government and agency
 obligations                      2,997         6         (9)       2,994
                                -------     -----       ----      -------
                                $ 7,998     $   9       $(14)     $ 7,993
                                =======     =====       ====      =======

Investment securities of $1.0 million have been pledged as collateral for public funds on deposit.

------------------------------------------------------------------------------

At December 31, 1996 and 1997, the portfolio of securities classified as available for sale have been recorded in the accompanying statement of financial condition at their estimated market value. The difference between amortized cost and estimated market value has been reflected as a separate component of equity, net of related income taxes:

                                                       December 31,
                                                    1996          1997
                                                      (In thousands)

Unrealized loss on securities available for sale   $(64)         $ (5)
Deferred income taxes                                24             3
                                                   ----          ----
Net unrealized loss on securities available for
 sale                                              $(40)         $ (2)
                                                   ====          ====

NOTE 4 - MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The following summarizes the amortized cost basis, estimated market value and unrealized holding gains and losses related to investments in mortgage-backed securities classified as held to maturity:

                                              December 31, 1996
                                Amortized   Unrealized holding    Estimated
                                cost basis  Gains       Losses   market value
                                              (In thousands)

Maturing in one to five years:
FNMA certificates                 $  105     $  2       $  -      $   107
FHLMC certificates                   211        3          -          214
GNMA certificates                    119        4          -          123
Maturing in five to ten years:
FHLMC certificates                    28        2          -           30
GNMA certificates                    505       21         (1)         525
Maturing in over ten years:
GNMA certificates                    194       13          -          207
FNMA certificates                    151        5          -          156
FHLMC certificates                   574       20         (1)         593
                                  ------     ----       ----      -------
                                  $1,887     $ 70       $ (2)     $ 1,955
                                  ======     ====       ====      =======

                                              December 31, 1997
                                Amortized   Unrealized holding    Estimated
                                cost basis  Gains       Losses   market value
                                              (In thousands)

Maturing in one to five years:
FNMA certificates                 $   81     $  2       $  -      $    83
FHLMC certificates                   159        2          -          161
GNMA certificates                     54        1          -           55
Maturing in five to ten years:
FHLMC certificates                   240        9          -          249
GNMA certificates                    390       14         (1)         403
Maturing in over ten years:
GNMA certificates                    143       12          -          155
FNMA certificates                    104        4          -          108
FHLMC certificates                   261       10          -          271
                                  ------     ----       ----      -------
                                  $1,432     $ 54       $ (1)     $ 1,485
                                  ======     ====       ====      =======

------------------------------------------------------------------------------

The Company has the intent and ability to hold these mortgage-backed securities to maturity and in accordance with the provisions of SFAS No. 115 are recorded in the accompanying statement of financial condition at amortized cost. At December 31, 1996 and 1997, neither a disposal, nor conditions that could lead to a decision not to hold mortgage-backed securities classified as held to maturity, were reasonably foreseen.

NOTE 5 - LOANS RECEIVABLE

Loans receivable consisted of the following:

                                                       December 31,
                                                    1996           1997
                                                      (In thousands)

Type of loan
One-four family residential mortgage loans,
  including loans held for sale                  $ 66,863       $ 58,339
Multi-family residential mortgage loans            13,045         11,020
Commercial mortgage and business loans             60,591         65,327
Construction  loans                                 5,297          8,230
Consumer loans                                     17,701         19,978
                                                 --------       --------
Total loans                                       163,497        162,894
                                                 --------       --------
Less:
  Loans held for sale                                (232)          (223)
  Undisbursed loans in process                     (1,928)        (1,404)
  Unamortized loan origination fees                  (192)          (148)
  Allowance for loan losses                        (1,659)        (1,584)
                                                 --------       --------
                                                   (4,011)        (3,359)
                                                 --------       --------
Total loans receivable, net                      $159,486       $159,535
                                                 ========       ========

Loans and participations serviced on behalf of the Company by others were approximately $5.2 million and $4.7 million at December 31, 1996 and 1997, respectively. Loans and participations serviced by the Company on behalf of others were approximately $17.0 million and $23.0 million at December 31, 1996 and 1997, respectively.

The weighted average yield for all loans was 8.78% and 8.92% at December 31, 1996 and 1997, respectively.

------------------------------------------------------------------------------

The Company originates both adjustable and fixed interest rate loans. At December 31, 1996 and 1997, the composition of these loans was as follows:

              Fixed rate loans                       Adjustable rate loans
Term
to      December 31,  December 31,   Term to rate  December 31,  December 31,
maturity   1996          1997        adjustment       1996           1997
             (In thousands)                             (In thousands)
1 mo - 1 yr    $13,369  $18,814      1 mo - 1 yr    $84,325       $87,348
1 yr - 5 yrs    29,705   28,563      1 yr - 5 yrs     2,100           492
Over 5 yrs      33,998   27,677        Over 5 yrs         -             -
               -------  -------                     -------       -------
               $77,072  $75,054                     $86,425       $87,840
               =======  =======                     =======       =======

The adjustable rate loans have interest rate adjustment limitations. The majority of the adjustable rate loans are indexed to the one-year U.S. Treasury bill rate. Future market factors may affect the correlation of the interest rate adjustment with the rates the Company pays on the short-term deposits that have been primarily utilized to fund these loans.

Activity in the allowance for loan losses account is summarized as follows:

                                              Year ended December 31,
                                             1995        1996       1997
                                                   (In thousands)

Balance - Beginning of period               $1,100      $1,509      $1,659
Provision for loan losses                      565         270         242
Charge-offs                                   (197)       (210)       (347)
Recoveries                                      41          90          30
                                            ------      ------      ------
Balance - End of period                     $1,509      $1,659      $1,584
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

Loan activity relating to loans made to executive officers and directors and companies in which executive officers and directors own a significant interest is summarized as follows:

                                    Balance                         Balance
                       Year ended   Beginning                       End
                       December 31, of year   Advances  Repayments  of year
                                         (In thousands)
                         1995        $  200   $1,463       $ 62     $1,601

                         1996        $1,601   $  957       $337     $2,221

                         1997        $2,221   $  642       $594     $2,269

------------------------------------------------------------------------------

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment are summarized by major classifications as follows:

                                                    December 31,
                                                   1996      1997
                                                   (In thousands)
Land                                               $  583    $  583
Building and improvements                           3,669     3,711
Furniture, fixtures and equipment                   1,204     1,501
                                                   ------    ------
                                                    5,456     5,795
Less - Accumulated depreciation                    (2,001)   (2,286)
                                                   ------    ------
                                                   $3,455    $3,509
                                                   ======    ======

Depreciation expense aggregated approximately $178,000, $227,000, and $285,000 during the years ended December 31, 1995, 1996, and 1997 respectively.

NOTE 7 - INVESTMENT IN FHLB STOCK

The Bank, as a member of the FHLB System, is required to maintain an investment in the FHLB of Atlanta. Although the stock represents a form of equity interest in the FHLB of Atlanta, it does not meet the marketability criteria of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. because its ownership is restricted and it lacks a market. As a result, the FHLB stock is classified as a restricted investment security and is stated at cost.

NOTE 8 - ACCRUED INTEREST AND DIVIDENDS RECEIVABLE

Accrued interest receivable consisted of the following:

                                                    December 31,
                                                   1996      1997
                                                   (In thousands)
Interest on loans                                  $1,525    $1,609
Interest on investment and mortgage-backed
 securities                                           178       174
Dividends on Federal Home Loan Bank Stock              25        39
                                                   ------    ------
                                                   $1,728    $1,822
                                                   ======    ======

------------------------------------------------------------------------------

NOTE 9 - DEPOSITS

Deposits by major classification and interest rate are summarized as follows:

                                                          December 31,
                                 Rates                1996           1997
                             1996     1997       Amount     %   Amount     %
Demand accounts:                                  (Dollars in thousands)
Non interest-bearing
 accounts                      -        -      $  4,189    3.2 $  4,119   2.9
NOW accounts                 2.50%    2.50%      10,744    8.1   11,015   7.7
Money market demand accounts 3.00%    3.00%       2,908    2.2    4,310   3.0
Passbook accounts            2.75%    2.75%      17,839   13.4   15,918  11.1
Statement savings           2.875%   2.875%       1,486    1.1    1,400   0.9
                                               --------  ----- -------- -----
                                                 37,166   28.0   36,762  25.6
Certificate accounts:                          --------  ----- -------- -----
2.00% to 5.00%                                    1,001    0.8    1,311   0.9
5.01% to 6.00%                                   67,572   50.9   64,433  44.8
6.01% to 7.00%                                   25,040   18.9   38,524  26.8
Over 7.00%                                        2,021    1.4    2,701   1.9
                                               --------  ----- -------- -----
                                                 95,634   72.0  106,969  74.4
                                               --------  ----- -------- -----
                                               $132,800  100.0 $143,731 100.0
                                               ========  ===== ======== =====
Weighted-average cost of interest-
 bearing deposits                                  4.81%           5.10%
                                               ========        ========

Scheduled maturities of certificate accounts were as follows:

                                                    December 31,
                                                   1996      1997
                                                   (In thousands)
Less than one year                                 $72,197  $ 84,922
One year to two years                               18,362    19,870
Two years to three years                             4,989     1,053
Three years to four years                               35       288
Over four year                                          51       836
                                                   -------  --------
                                                   $95,634  $106,969
                                                   =======  ========

As of December 31, 1996 and 1997, the Company had aggregate deposit accounts with balances greater than $100,000 of approximately $12.6 million and $14.7 million, respectively. Balances in excess of $100,000 are not covered by FDIC insurance.

------------------------------------------------------------------------------

Interest expense, by deposit type, for the years ended December 31, 1994, 1995 and 1996 is summarized as follows:

                                               Year ended December 31,
                                             1995       1996       1997
                                                  (In thousands)
NOW accounts                                $  207    $  233      $  248
Money market demand accounts                    85        87         100
Passbook savings accounts, including
 statement savings in 1995, 1996 and 1997      662       542         505
Certificate accounts                         4,664     5,350       6,039
                                            ------    ------      ------
                                            $5,618    $6,212      $6,892
                                            ======    ======      ======
NOTE 10 - BORROWED FUNDS

Borrowed funds at December 31, 1995 and 1996 are comprised of the following:

                                                             December 31,
                                                           1996        1997
                                                            (In thousands)
Advances under a $40,000,000 Credit Availability
 Program(a) expiring May 14, 1998, interest rate
 determined daily at FHLB determined spread over
 the rate paid on FHLB overnight deposit accounts
 (aggregate of 6.50% at December 31, 1997),
 interest due monthly                                    $ 9,000     $ 2,000
Advances from Community Investment Fund:
  7.36% principal reducing credit advance dated
   May 1, 1992, interest due monthly, principal
   due in equal quarterly installments of $13,514
   commencing May 1993 and continuing through May 2002       297         243
  6.53% principal reducing credit advance dated
   November 2, 1992, interest due monthly, principal
   due in equal quarterly installments of $18,919
   commencing in November 1993 and continuing through
   November 2002                                             454         378
  6.91% principal reducing credit advance dated March 4,
   1994, interest due monthly, principal due in equal
   quarterly installments of $33,333 commencing in March
   2004 and continuing through March 2009                    700         700
  7.49% principal reducing credit advance dated July 8,
   1994, interest due monthly, principal due in equal
   quarterly installments of $5,405 commencing in July
   1995 and continuing through July 2004                     168         147
  5.27% advance under fixed rate credit plan dated
   August 25, 1993, interest due monthly, principal due
   August 25, 1998                                         3,000       3,000
  6.08% advance under fixed rate credit plan dated
   August 25, 1993, interest due monthly, principal due
   August 25, 2003                                         2,000       2,000
  5.66% five year convertible advance renewed September
   24, 1997, interest due quarterly, principal due
   September 24, 2002                                      5,000       5,000
  6.28% advance under fixed rate credit plan dated
   October 24, 1995, interest due monthly, principal
   due October 24, 2000                                    5,000       5,000
                                                         -------     -------
Total advances from Federal Home Loan Bank                25,619      18,468

Advance under a $5,000,000 note to financial
 institution dated December 3, 1996, bearing interest
 at the financial institution's base rate (8.25% at
 December 31, 1996), principal and interest due March
 1, 1997.                                                  4,000         -
                                                         -------     -------
Total borrowings                                         $29,619     $18,468
                                                         -------     -------

------------------------------------------------------------------------------

(a) The Company has a "Credit Availability" agreement with the Federal Home Loan Bank of Atlanta expiring in May 1998, which generally, limits the Company's aggregate borrowings to the amount of credit availability ($40 million). At December 31, 1997, the Company has unused credit availability of approximately $21.5 million.

The Company's advances from the FHLB of Atlanta are secured by a blanket floating lien on qualifying first mortgage loans (approximately $58.1 million at December 31, 1997). The Company incurred interest expense on FHLB advances of approximately $1.1 million, $1.3 million and $1.5 million in 1995, 1996 and 1997, respectively.

Borrowed funds at December 31, 1997 have maturities and/or are scheduled to be liquidated in future years as follows:

                      Year ending            Principal
                      December 31,           reductions
                               (In thousands)

                        1998                  $ 5,151
                        1999                      151
                        2000                    5,151
                        2001                      151
                        2002                    5,151
                     2003 - 2007                2,413
                     2008 - 2009                  300
                                              -------
                                              $18,468
                                              =======

NOTE 11 - INCOME TAXES

Income tax expense is comprised of the following elements of current and deferred Federal and state income taxes:

                                            Year ended December 31,
                                           1995      1996      1997
                                               (In thousands)
Current income tax expense:
Federal                                   $1,226     $464      $  935
State                                         90        3         108
                                          ------     ----      ------
                                           1,316      467       1,043
Deferred income tax expense (benefit):
Federal                                     (252)    (462)       (104)
State                                          5      (29)          6
                                          ------     ----      ------
                                            (247)    (491)        (98)
                                          ------     ----      ------
                                          $1,069     $(24)     $  945
                                          ======     ====      ======

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

------------------------------------------------------------------------------

The provisions for income taxes are different than the amounts determined by applying the Federal statutory rate to income before income taxes due to the following:

                                            Year ended December 31,
                                           1995      1996      1997
                                            (Dollars in thousands)

Expected income tax, at statutory rate    $1,028     $175      $754
Charitable contribution of appreciated
 property                                    -       (285)       90
Excess of fair value over cost of ESOP
 shares committed for release                -        118        14
Federal Home Loan Bank stock dividends
Dividend received deduction                  (23)     (24)      (35)
State excise taxes based on income,
 net of Federal income tax expense
 (benefit)                                    63      (17)      117
Other, net                                     1        9         5
                                          ------     ----      ----
Total income tax expense (benefit)        $1,069     $(24)     $945
                                          ======     ====      ====
Effective income tax rate                     35%      (5)%      39%
                                          ======     ====      ====

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

                                     Deferred tax (benefit) liability related to:

                                                         Accumu-        Contri-
                                                         lated   Pre-   bution                Accrued
                                                         Depre-  paid   carry                 compen-
       Temporary               Bad debt deduction Loan   cia-    Expen- for                   sated
 reporting differences         (Asset)  Liability Fees   tion    ses    ward    MRDP   Other  absences
Total
                                                                 (In thousands)
Balance - December 31, 1994    $(334)   $1,028   $(123)   $27   $ 71   $  -    $  -    $ -    $ -     $
669
1995 changes                    (123)     (171)     22      1     24      -       -      -      -
(247)
                               -----    ------   -----    ---   ----   -----   -----   ----   ----    ---
--
Balance - December 31, 1995     (457)      857    (101)    28     95      -       -      -      -
422
1996 changes                     (52)     (172)     62      2     37    (268)    (45)   (31)   (48)
(515)
                               -----    ------   -----    ---   ----   -----   -----   ----   ----    ---
--
Balance - December 31, 1996     (509)      685     (39)    30    132    (268)    (45)   (31)   (48)
(93)
1997 changes                     (38)      (84)    (20)    31   (281)    268      (8)    73    (13)
(72)
                               -----    ------   -----    ---   ----   -----   -----   ----   ----    ---
--
Balance - December 31, 1997    $(547)   $  601   $ (59)   $61  $(149)  $  -     $(53)  $ 42   $(61)
$(165)
                               =====    ======   =====    ===  =====   =====    ====   ====   ====
=====

------------------------------------------------------------------------------

NOTE 12 - PENSION PLAN

The Company froze the benefits of its defined benefit noncontributory retirement plan ("Plan") in May 1997 with the intention of terminating the plan and recognized an expense in 1997 of $588,000 for the unfunded projected liability in accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The Plan covered substantially all of its employees. Benefits were generally based upon the fractional rule based on service. It was the Company's policy to make contributions to the Plan sufficient to meet minimum funding requirements of applicable laws and regulations. Plan assets consist principally of passbook savings, certificates of deposit and life insurance. As of December 31, 1997, the Plan's assets after the Company's contribution are sufficient to meet the Plan's projected liability.

------------------------------------------------------------------------------

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

The ESOP borrowed funds from the Company in an amount sufficient to purchase 163,990 shares (8% of the Common Stock issued in the stock conversion). The loan is secured by the shares purchased and will be repaid by the contributions to the ESOP by the Bank and any other earnings on ESOP assets. The loan has an outstanding balance of $401,106 and $280,000 as of December 31, 1996 and 1997, respectively.

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

Dividends paid on unallocated ESOP shares are recorded as reductions of debt and accrued interest, whereas dividends on allocated ESOP shares are recorded as a reduction in retained earnings. The following summarizes activity related to the ESOP for the period since April 13, 1995:

                        Unearned employee      Additional
                          compensation         paid-in        Compensation
                        Shares     Amount      capital          expense
                                    (Dollars in thousands)
1995
Acquisition of shares
 by ESOP               (163,990)  $(1,640)

Shares committed for
 release:                10,930       109        $ 29           $  138
                        -------   -------        ====           ======
Balances -
 December 31, 1995     (153,060)   (1,531)

1996
Shares committed for
 release:               112,949     1,130        $347           $1,477
                        -------   -------        ====           ======
Balances -
 December 31, 1996      (40,111)  $  (401)

1997
Shares committed for
 release:                12,070       121        $ 41           $  162
                        -------   -------        ====           ======
Balances -
 December 31, 1997      (28,041)  $  (280)
                        =======   =======

------------------------------------------------------------------------------

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

As of December 31, 1997, the Company has awarded the 82,000 restricted shares the Company's common stock in accordance with the terms and conditions of the MRDP. The restricted shares were obtained from stock held in treasury (54,906 shares) and from authorized and unissued common stock (27,094 shares) and were recorded to unearned employee compensation at the then prevailing market price of the company's common stock ($15.75 per share). Unearned compensation related to the MRDP is reflected as a reduction of stockholders' equity and is being amortized to expense on a ratable basis over the five-year vesting period. MRDP amortization expense was $258,000 in 1997.

Stock Option Plan

On April 17, 1996, the Company established the 1996 Stock Option Plan (the "Plan"). The Plan was established in order to promote the interests of the Company by attracting, retaining and motivating exceptional executive personnel and other key employees and Directors of the Company. The Plan sets an exercise price not less than 100% of the per share fair market value at the date of grant (110% under certain circumstances), contains various anti-dilution/enlargement provisions, and generally provides for vesting of awards at a rate of 20% per year, commencing one year after the original date of grant. Options are generally exercisable until the tenth anniversary date of the grant.

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

The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, on January 1, 1996. SFAS No. 123 encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation cost would be shown as an expense on the income statement. Companies may choose to continue to measure compensation for stock-based plans using the intrinsic method of accounting prescribed by APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees. Entities electing to continue the accounting prescribed in APB 25 will be required to disclose in the notes to the financial statements what net income and earnings per share would have been if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Such pro forma net loss and net loss per share amounts were not material to the Company in 1996 and 1997 (in thousands).

                                            1996           1997
                                            ----           ----

               Net income                  $ 500          $1,339
               Basic and Diluted EPS       $0.26          $ 0.71

------------------------------------------------------------------------------

NOTE 14 - REGULATORY COMPLIANCE

The Bank is required to maintain specific amounts of capital pursuant to FDIC requirements and the Company is required to maintain specific amounts of capital pursuant to the regulations of the Federal Reserve Board. As summarized below, the Company and Bank are in compliance with all such requirements at December 31, 1997:


First Southern Bancshares, Inc. (dollars in thousands)        Percentage of
                                                              adjusted total
                                                  Amount          assets
   Primary capital ratios:
   GAAP capital                                   $  20,949
   Adjustments:
   Mortgage servicing rights                            (13)
   Net unrealized loss on securities
    available for sale                                    2
                                                  ---------
   Tier 1 capital                                    20,938       11.32%
   Minimum Tier 1 (leverage) requirement              7,399        4.00
                                                  ---------      ------
   Excess                                         $  13,539        7.32%
                                                  =========      ======
   Risk-based capital ratios:
   Core (Tier I) capital                          $  20,938       14.44%
   Minimum core capital                               5,801        4.00
                                                  ---------      ------
   Excess                                         $  15,137       10.44%
                                                  =========      ======
   Risk-based capital                             $  22,522       15.53%
   Minimum risk-based capital requirement            11,603        8.00
                                                  ---------      ------
   Excess                                         $  10,919        7.53%
                                                  =========      ======

Under the FDICIA prompt corrective action provisions applicable to banks, the most recent notification from the FDIC categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital order. There are no conditions or events since that notification that management believes have changed the Bank's risk-based capital category.

First Southern Bank (dollars in thousands)

   Total capital (to risk-weighted assets)        $  22,093       15.28%
   To be well capitalized under the FDICIA
     prompt corrective action provisions             14,461        10.0%
                                                  ---------      ------
   Excess                                         $   7,632        5.28%
                                                  =========      ======
   Tier 1 capital (to risk-weighted assets)       $  20,509       14.18%
   To be well capitalized under the FDICIA
     prompt corrective action provisions          $   8,676         6.0%
                                                  ---------      ------
   Excess                                         $  11,833        8.18%
                                                  =========      ======
   Tier 1 capital (to average assets)             $  20,509       11.09%
   To be well capitalized under the FDICIA
     prompt corrective action provisions          $   9,244         5.0%
                                                  ---------      ------
   Excess                                         $  11,265        6.09%
                                                  =========      ======

------------------------------------------------------------------------------

As an Alabama state-chartered bank which is not a member of the Federal Reserve System, the Bank is required by Alabama law to maintain at all times a reserve (comprised of cash on hand) based upon average daily deposits of the Bank. At December 31, 1997, the Bank's qualifying reserves of approximately $1.5 million significantly exceeded the required reserve of $221,000.

NOTE 15 - INTEREST RATE RISK

The Company is engaged principally in providing first mortgage loans to individuals and commercial enterprises. At December 31, 1997, the Company's interest earning assets consisted of approximately 47% fixed interest rates and approximately 53% adjustable interest rates (51% and 49%, respectively, at December 31, 1996). Approximately 95% of the Company's assets at December 31, 1997 earned interest. Those assets were funded primarily with short-term liabilities that have interest rates that vary with market rates over time. The shorter duration of the interest-sensitive liabilities indicates that the Company is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income. Conversely, in a stable or decreasing rate environment, the Company's asset value and net interest income will show improvement.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

LOAN COMMITMENTS AND OTHER MATTERS
The Company makes loan commitments and incurs contingent liabilities in the normal course of business. The Company is, from time to time, a defendant in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability, if any, arising from litigation outstanding at December 31, 1997 will have a materially adverse effect on the financial statements.

Outstanding loan commitments issued by the Company (excluding loans in process) in the normal course of business were comprised of unused advances under line-of-credit agreements totaling $7.7 million as of December 31, 1997.

Year 2000

The Company and Bank are subject to risks associated with the "Year 2000" software problem, a term which refers to uncertainties about the ability of various software systems to interpret dates correctly after the beginning of the Year 2000. The Company has completed an initial study of its computerized systems and programs including third party servicers, and prepared a plan to address the Year 2000 problem. The expense to modify and test its computer programs and systems are estimated to be $50,000 over the next two years. The company's process of evaluating potential effects of Year 2000 issues on customers of the Bank is in its early stages, and it is therefore impossible to quantify the potential adverse effects of incompatible software systems on loan customers. The failure of a commercial bank to prepare adequately for Year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms. Until sufficient information is accumulated from customers of the banks to enable the Company to assess the degree to which customers' operations are susceptible to potential problems, the Company will be unable to quantify the potential losses from loans to commercial customers.

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

------------------------------------------------------------------------------

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, and letters of credit are represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. For interest rate caps and floors, the contract or notional amounts do not represent exposure to credit loss.
                                         Contract or notional amount
                                                 December 31,
                                             1996             1997
                                                 (In thousands)
Financial instruments and contract amounts
  which represent credit risk:
Commitments to extend credit                $2,334          $2,240
Unused lines of credit                      $7,454          $7,745
Standby letters of credit                   $  606          $  316

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 1997 outstanding letters-of-credit aggregated $316,000.

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

------------------------------------------------------------------------------

On April 13, 1995, Bancshares completed the initial public offering of its $.01 par value common stock wherein a total of 2,049,875 common shares were issued for net proceeds of $19,577,000 (net of offering costs of $922,000). Of the net proceeds, approximately $9,789,000 was utilized to acquire all of the capital stock issued by the Association, approximately $1,640,000 was utilized to finance the ESOP's purchase of 163,990 common shares, and approximately $8,148,000 was retained by Bancshares for general corporate purposes. The Association converted to an Alabama-chartered commercial bank on June 10, 1995. The Company's acquisition of the Association was accounted for at historical cost, in a manner similar to the "pooling-of-interest" method of accounting for business combinations. The application of the "pooling-of-interest" accounting method records the assets and liabilities of the merged companies on a historical cost basis. Therefore, intangible assets, including goodwill, were not recorded as a result of this transaction.

NOTE 20 - STOCK REPURCHASE PROGRAM

In October 1995, the Company's Board of Directors approved a Stock Repurchase Program whereby the Company may repurchase up to 102,493 shares of its common stock, which number of shares represents 5% of the Company's issued common stock. In June 1996 the Company's Board of Directors approved an extension of the Stock Repurchase Program whereby the Company, upon completion of the repurchase original 102,493 shares of its common stock, could then repurchase up to an additional 102,493 shares of its common stock. The ongoing program has resulted in the 1996 and 1997 acquisition of 114,400 and 79,930 shares, respectively, of Company common stock (aggregating 11.8% of issued shares) at an aggregate cost of $1.5 million and $1.1 million in 1996 and 1997, respectively. 54,906 of such shares were utilized in the funding of the MRDP and 189,330 are held in treasury at December 31, 1997.

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

------------------------------------------------------------------------------

NOTE 22 - FIRST SOUTHERN BANCSHARES, INC. PARENT COMPANY ONLY FINANCIAL
STATEMENTS

Condensed parent company only financial statements for First Southern Bancshares, Inc. are set forth below:

CONDENSED BALANCE SHEET (In thousands)
                                                          December 31,
                                                      1996           1997
ASSETS
Cash and cash equivalents                           $   666         $   121
Notes receivable                                        401             280
Investment in wholly-owned subsidiary                24,032          20,520
Other assets                                             22              74
                                                    -------         -------
TOTAL ASSETS                                        $25,121         $20,995
                                                    =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes payable                                       $ 4,000         $   -
Income taxes currently payable                            3             -
Other accrued liabilities                                76              46
                                                    -------         -------
Total liabilities                                     4,079              46

STOCKHOLDERS' EQUITY                                 21,042          20,949
                                                    -------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $25,121         $20,995
                                                    =======         =======

CONDENSED STATEMENT OF INCOME (In thousands, except share amounts)

                                     Period from
                                     April 13, 1995
                                        through
                                     December 31,     Year ended December 31,
                                        1995             1996         1997
INCOME
Equity in earnings of wholly-
 owned subsidiary                     $ 1,277           $   510     $  1,477
Other                                     487               276           18
                                      -------           -------     --------
Total income                            1,764               786        1,495
EXPENSES                                   88               231          139
                                      -------           -------     --------
Net income before income taxes          1,676               555        1,356
Provision for income taxes                146                17          (41)
                                      -------           -------     --------
NET INCOME                            $ 1,530           $   538     $  1,397
                                      =======           =======     ========
BASIC EARNINGS PER SHARE                  N/A           $  0.28     $   0.74

DILUTED EARNINGS PER SHARE                N/A           $  0.28     $   0.73

DIVIDENDS PER SHARE, REGULAR
 AND SPECIAL                           $0.225           $  5.90     $   0.50

DIVIDEND PAYOUT RATIO DURING
 THE PERIOD                               N/A           2107.14%       67.57%

------------------------------------------------------------------------------

CONDENSED STATEMENT OF CASH FLOWS (In thousands)

                                     Period from
                                     April 13, 1995
                                        through
                                     December 31,     Year ended December 31,
                                        1995             1996         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                            $ 1,530           $   538     $  1,397
Adjustments to reconcile net income
 to net cash provided by operations:
  Equity in earnings of wholly-owned
   subsidiary                          (1,277)             (510)       3,512
  Amortization of premium (accretion
   of discount) on investment
   securities                               2                (1)        -
  (Increase) decrease in other assets     (53)               31          (52)
  (Decrease) in income taxes payable      -                 (13)          (3)
  Increase (decrease) in other accrued
   liabilities                             74                18          (30)
                                      -------           -------     --------
Cash flows from operating activities      276                63        4,824
                                      -------           -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of 100% of First Southern
 Bank common stock                     (9,789)              -           -
Acquisition of investment and
 mortgage-backed securities            (4,520)              -           -
Acquisition of note receivable
 from subsidiary                       (4,400)              -           -
Maturity and sales of investment
 and mortgage-backed securities         1,758             2,804         -
Principal reductions in notes
 receivable                               109             5,530          121
                                      -------           -------     --------
Cash flows from (used in) investing
 activities                           (16,842)            8,334          121
                                      -------           -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash proceeds from sale of
 stock in initial public offering      17,937               -           -
Proceeds from borrowings                 -                4,250         -
Repayments of borrowings                 -                 (250)      (4,000)
Cash dividends, including dividends
 on unallocated ESOP shares              (461)          (12,021)        (870)
Acquisition of treasury stock            (757)           (1,501)      (1,078)
  ESOP shares committed for release        29             1,477          162
  Amortization of MRDP shares            -                  172          258
  Equity in reserves of wholly-
   owned subsidiary                      -                  (40)          38
Cash flows from (used in) financing   -------           -------     --------
 activities                            16,748            (7,913)      (5,490)
                                      -------           -------     --------
INCREASE IN CASH AND CASH EQUIVALENTS     182               484         (545)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                     -                  182          666
                                      -------           -------     --------
CASH AND CASH EQUIVALENTS -
 END OF PERIOD                        $   182           $   666     $    121
                                      -------           -------     --------

------------------------------------------------------------------------------

NOTE 23 - CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair value of financial instruments as of December 31, 1997 are summarized as follows:

                                                     Carrying        Fair
                                                     amount          value
                                                        (In thousands)
FINANCIAL ASSETS
Cash and cash equivalents                            $  6,420      $  6,420
Investment securities                                   7,993         7,993
Mortgage-backed securities                              1,432         1,485
Loans receivable, net                                 159,535       161,463
Loans held for sale                                       223           223
Federal Home Loan Bank stock                            1,970         1,970
Accrued dividends and interest receivable               1,822         1,822
                                                     --------      --------
                                                     $179,395      $181,376
                                                     ========      ========
FINANCIAL LIABILITIES
Deposits:
  Demand accounts                                    $ 36,762      $ 36,762
  Certificates of deposit                             106,969       107,962
Advances from Federal Home Loan Bank                   18,468        18,468
                                                     --------      --------
                                                     $162,199      $163,192
                                                     ========      ========

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Certain financial instruments and all nonfinancial instruments are excluded. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles, and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate the value:

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

------------------------------------------------------------------------------

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

Off-balance sheet financial commitments
The Company had $10.3 million of off-balance sheet financial commitments as of December 31, 1997, which are commitments to originate loans and unused lines of credit. Since these obligations are based on current market rates, the carrying amount is considered to be a reasonable estimate of fair value.

By their nature, estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Changes in any of the assumptions used in calculating fair value could significantly affect the estimates. Further, the fair value estimates were calculated as of December 31, 1997. Subsequent changes in market interest rates and other conditions could significantly change the fair value.

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

                            COMMON STOCK INFORMATION

The common stock of First Southern Bancshares, Inc. is quoted on The NASDAQ National Stock Market under the symbol "FSTH." As of February 28, 1998, First Southern Bancshares, Inc. had 678 shareholders and 1,887,639 shares of common stock outstanding. This does not include the number of persons or entities who hold the stock in nominee or "street name."

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


    1996               High       Low       Dividend

First quarter         $16.75    $14.75       $0.125

Second quarter        $18.75    $11.50       $3.525

Third quarter         $12.75    $11.75       $0.125

Fourth quarter        $15.25    $12.00       $2.125


    1997               High       Low       Dividend

First quarter         $13.75    $12.00       $0.125

Second quarter        $13.25    $12.75       $0.125

Third quarter         $15.25    $13.25       $0.125

Fourth quarter        $16.25    $14.375      $0.125

                            DIRECTORS AND OFFICERS OF
                       FIRST SOUTHERN BANCSHARES, INC. AND
                               FIRST SOUTHERN BANK

MEMBERS OF THE BOARDS OF DIRECTORS

William E. Batson - Chairman of the Board
Self-employed accountant

Charles L. Frederick, Jr.
President and Chief Executive Officer
First Southern Bancshares, Inc. and
 First Southern Bank

Thomas N. Ward
Executive Vice President and Chief Operating Officer
First Southern Bank

Milka S. Duke - Retired
Former officer of First Federal Savings and Loan
 Association of Florence

Kenneth Williams - Retired
Partner of Williams & Son Oil Co.

J. Acker Rogers
Partner - Rogers, Carlton & Associates, Inc.

Gary Gamble
President, TransMart, Inc.

James E. Bishop
President and owner of Jim Bishop Chevrolet GEO
Buick Oldsmobile, Inc.

OFFICERS

Charles L. Frederick, Jr.
President/Chief Executive Officer

Thomas N. Ward
Executive Vice President and Chief Operating
 Officer

Glenda Young
Senior Vice President

Marva Kaye Townsend
Assistant to the President and
 Corporate Secretary

Linda Allen
Vice President

Tyler Calhoun III
Vice President

Kenneth McLain
Vice President

Brenda Tease
Vice President

Irene Woods
Vice President

Jerry Hastings
Vice President

Brent Turpen
Treasurer/Controller

Sharon Robbins
Assistant Corporate Secretary

Donna Ezekiel
Assistant Vice President

Marsha Rochester
Assistant Vice President

Farrell Southern
Vice President

Marc Tays
Assistant Vice President

Brenda Crittenden
Assistant Vice President

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

The Annual Meeting of Stockholders will be held Wednesday, April 15, 1998, at 10:00 a.m., Central Time, at the main office of First Southern Bank, 102 South Court Street, Florence, Alabama. Stockholders of record as of the close of business on February 28, 1998 are those stockholders entitled to notice of and to vote at the Annual Meeting.
------------------------------------------------------------------------------
A COPY OF THE ANNUAL REPORT ON FORM 10-KSB, INCLUDING FINANCIAL STATEMENTS, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS AS OF THE RECORD DATE FOR VOTING AT THE ANNUAL MEETING OF STOCKHOLDERS UPON WRITTEN REQUEST TO THE SECRETARY OF FIRST SOUTHERN BANCSHARES, INC., 102 SOUTH COURT STREET, FLORENCE, ALABAMA 35630.
------------------------------------------------------------------------------

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

-------------------
(a) The operation of the Company's wholly owned subsidiary is included in the Company's Financial Statements contained in the Annual Report attached hereto as Exhibit 13.