Form 10QSB
period 1998-03-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 1998-05-15
CIK 934302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                       OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1998
                                            ----------------------------
                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to
                                               -----------   -----------
                Commission file number 0-25478
                                      ----------------------------------
                         First Southern Bancshares, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                        63-1133624
            ------------------------------        ------------------
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)         Identification No.)

                    102 South Court Street, Florence, Alabama 35630
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (205) 764-7131
             ------------------------------------------------------
                 (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,887,639 shares of $.01 par value common stock as of May 14, 1998.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB
March 31, 1998

TABLE OF CONTENTS
-------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated statements of financial condition (unaudited)             1

Consolidated statements of income (unaudited)                          2

Consolidated statement of stockholders' equity (unaudited)             3

Consolidated statements of cash flows (unaudited)                      4

Selected notes to consolidated financial statements (unaudited)        6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS                                            7

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                            12

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                    12

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                              12

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS            12

ITEM 5 - OTHER INFORMATION                                            12

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                             12

SIGNATURES                                                            13

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED  (In thousands)

                                                 December 31,    March 31,
                                                   1997            1998
ASSETS

Cash and cash equivalents                         $   6,420      $  9,050
Investment securities available for sale,
  at market                                           7,993         5,505
Mortgage-backed securities, held to maturity,
  at cost                                             1,432         1,336
Loans held for sale, at cost, which approximates
  market                                                223           338
Loans receivable, net                               159,535       158,166
Foreclosed real estate                                  100           100
Premises and equipment, net                           3,509         3,537
Federal Home Loan Bank stock, at cost                 1,970         1,423
Accrued interest receivable                           1,822         1,849
Deferred income taxes                                   165           151
Other assets                                            504           373
                                                  ---------     ---------
 TOTAL ASSETS                                     $ 183,673     $ 181,828
                                                  =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Deposits                                       $   143,731     $ 133,959
Advances from Federal Home Loan Bank                 18,468        26,430
Income taxes currently payable                          115           143
Other liabilities                                       410           508

Total liabilities                                   162,724       161,040

COMMITMENTS AND CONTINGENCIES                           -             -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares
  authorized; none issued and outstanding               -             -
Common stock, $.01 par value; 4,000,000 shares
  authorized; 2,076,969 shares issued and outstanding    21            21
Additional paid-in capital                           11,375        11,408
Retained earnings - Substantially restricted         13,199        12,871
Unearned employee compensation - ESOP                  (280)         (217)
Unearned employee compensation - MRDP                  (861)         (796)
Net unrealized loss on securities available for sale     (2)           (4)
Treasury stock, at cost                              (2,503)       (2,503)

Total stockholders' equity                           20,949        20,788

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 183,673     $ 181,828

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED (In thousands, except per share amounts)

                                                        Quarter ended
                                                          March 31,
                                                     1997           1998
INTEREST INCOME:
Loans                                                 3,577         3,540
Mortgage-backed securities                               38            28
Investment securities                                    87            91
Other                                                    78           121
                                                    -------       -------
Total interest income                                 3,780         3,780

INTEREST EXPENSE:
Deposits                                              1,557         1,712
Advances from Federal Home Loan Bank and other          395           338
                                                    -------       -------
Total interest expense                                1,952         2,050
                                                    -------       -------
NET INTEREST INCOME                                   1,828         1,730

PROVISION FOR LOAN LOSSES                                61            60
                                                    -------       -------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                       1,767         1,670
                                                    -------       -------
NON INTEREST INCOME:
Loan fees and service charges                           117           146
Net gains on sale of loans                               12            56
Gains (losses) on real estate owned                       2             0
Loss on sale of other assets                             (2)            0
Other                                                    12             8
                                                    -------       -------
Total non interest income                               141           210
                                                    -------       -------
NON INTEREST EXPENSES:
Compensation and employee benefits                      695           736
Building and occupancy expense                          116           133
Data processing expense                                  88           102
Advertising                                              39            43
Insurance expense                                        63            54
Other                                                   166           160
                                                    -------       -------
Total non interest expenses                           1,167         1,228
                                                    -------       -------
INCOME (LOSS) BEFORE INCOME TAXES                       741           652

INCOME TAX EXPENSE (BENEFIT)                            283           246
                                                    -------       -------
NET INCOME (LOSS)                                   $   458           406
                                                    =======       =======
BASIC EARNINGS PER SHARE                            $  0.24          0.22
                                                    =======       =======
DILUTED EARNINGS PER SHARE                          $  0.23          0.21
                                                    =======       =======
DIVIDENDS PER SHARE
Regular cash dividends                              $  0.13         0.125

Special cash dividends - return of capital               -          0.300
                                                    -------       -------
Total dividends per share                           $ 0.125         0.425
                                                    =======       =======

See accompanying selected notes to consolidated financial statements.


FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED (Dollars in thousands)
                                                                                               Net
                                                                                            unrealized
                                                                                             loss on
                                                                                              secur-
                                                                                              ities
                                                          Addi-      Retained     Unearned    avail- Total
                                Common stock              tional     earnings     employee    able   stock
                           Issued        In treasury      paid-in Substantially compensation   for  holders'
                      Shares   Amount   Shares   Amount   capital   restricted   ESOP   MRDP  sale  equity

Balance at December
  31, 1996          2,076,969    21  (109,400)   (1,425)   11,334     12,672   (401) (1,119)  (40)   21,042
                    --------- -----  --------   -------   -------    -------  -----   -----   ---   -------
Net income for the
year ended December
  31, 1997               -      -         -        -         -         1,397     -      -      -      1,397

Cash dividends           -      -         -        -         -          (870)    -      -      -       (870)

Acquisition of
  treasury stock         -      -     (79,930)   (1,078)     -           -       -      -      -     (1,078)

ESOP shares committed
  for release            -      -         -        -           41         -      121     -     -        162

Common stock grants
  to MRDP                -      -         -        -         -           -       -      -      -        -

Amortization of
  MRDP unearned
  compensation           -      -         -        -         -           -       -      258    -        258

Increase in un-
  realized loss on
  securities avail-
  able for sale,
  net of related
  income taxes           -      -         -        -         -           -       -      -       38       38
                    --------- -----  --------   -------   -------    -------  -----   -----   ---   -------
Balances at December
  31, 1997          2,076,969 $  21  (189,330)  $(2,503)  $11,375     $13,199  $(280) $(861)  $(2)  $20,949

Net income for the
  quarter ended
  March 31, 1998         -      -         -        -         -            406    -      -      -        406

Cash dividends           -      -         -        -         -           (734)   -      -      -       (734)

Acquisition of
  treasury stock         -      -         -        -         -           -       -      -      -       -

ESOP shares committed
  for release            -      -         -        -           33        -        63    -      -        96

Common stock grants
  to MRDP                -      -         -        -         -           -       -      -      -       -

Amortization of MRDP
unearned compensation    -      -         -        -         -           -       -       65    -        65

Increase in unrealized
  loss securities
  available for sale,
  net of related
  income taxes           -      -         -        -         -           -       -      -       6        6
                    --------- -----  --------   -------   -------    -------  -----   -----   ---   -------
Balances at March 31,
  1998              2,076,969 $ 210  (189,330)  $(2,503)  $11,408    $12,871  $(217)  $(796)  $ 4   $20,788
                    ========= =====  ========   =======   =======    =======  =====   =====   ===   =======

See accompanying selected notes to consolidated financial statements.

                                                        3

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                            Quarter ended
                                                              March 31,
                                                            1997       1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $  458     $  406
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation                                                63         72
  Provision for loan losses                                   61         60
  Provision for deferred income taxes (benefit)                4         14
  Amortization/accretion of premiums/discounts on
    investment and mortgage-backed securities                  1         (2)
  Amortization of deferred loan fees                           -        (26)
  Fair market value of ESOP shares committed for release
    and charged to employee compensation                      98         96
  Amortization of unearned compensation - MRDP                64         65
  (Gains) losses on real estate owned                         (5)         -
  (Increase) decrease in:
    Loans held for sale                                       84       (115)
    Accrued interest receivable                               27        (27)
    Other assets                                             346        131
  Increase (decrease) in:
    Income taxes currently payable                            30         28
    Other liabilities                                        (79)       110
                                                        --------   --------
Net cash provided by operating activities                  1,152        812
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in total loans                    (6,330)     1,335
Proceeds from sale of:
  Investment and mortgage-backed securities                    -         98
  Investment securities                                        -      2,482
  Real estate owned                                           85          -
Proceeds from maturities of:
  Investment and mortgage-backed securities                5,050          -
Acquisition of:
  Federal Home Loan Bank stock                              (919)       547
  Premises and equipment                                     (58)      (100)
                                                        --------   --------
Net cash provided by (used in) investing activities       (2,172)     4,362
                                                        --------   --------

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)


                                                           Quarter ended
                                                              March 31,
                                                          1997        1998

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts                3,943     (9,772)

Cash dividends paid                                         (234)      (734)
Proceeds from FHLB advances                                2,962      7,962
Reductions in other borrowings                            (4,000)         -
Acquisition of treasury stock                               (408)         -
                                                          ------    -------
Net cash provided by (used in) financing activities        2,263     (2,544)
                                                          ------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           1,243      2,630

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                      4,220      6,420
                                                          ------    -------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                           $5,463    $ 9,050
                                                          ======    =======
SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Noncash transactions:
Increase (decrease) in net unrealized loss on
  securities available for sale                           $    8    $     6

Cash paid during the period for:
  Interest                                                $1,948    $ 1,981


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
-------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of March 31, 1998 and for the quarter then ended include the accounts of the Registrant, First Southern Bancshares, Inc. (the "Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the "Company".

The March 31, 1997 and 1998 interim financial statements included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the March 31, 1997 and 1998 interim financial statements. The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the operating results for the full year. The December 31, 1997 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997. Such Consolidated Statement of Financial condition included therein was audited and received an unqualified opinion.

NOTE 3 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

                                             Quarter ended March 31,
                                         ----------------------------
                                         1997                    1998
                                         ----                    ----
      Common shares outstanding       2,076,969               2,076,969
      Treasury shares                  (107,873)               (189,330)
      Unreleased ESOP shares            (36,336)                (23,838)
      Options - uncontingent                  -                   5,234
                                      ---------             -----------
            Basic EPS                 1,932,760               1,869,035

      Options contingent                 22,207                  21,056
      Unreleased ESOP shares             36,336                  23,838
                                     ----------             -----------
            Diluted EPS               1,991,303               1,913,929
                                     ----------             -----------

NOTE 4 - SUBSEQUENT EVENT

On April 15, 1998, the Board of Directors declared a cash dividend of $.125 per share, payable May 7, 1998 to stockholders of record as of April 27, 1998.

NOTE 5 - COMMITMENTS

At March 31, 1998, the Company had $866,000 of outstanding net loan commitments, $8.9 million of unused portions on lines of credit, and $182,000 of outstanding letters of credit.

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

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 1997, as well as material changes in results of operations during the three months ended March 31, 1997 and 1998.

                 FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

Total assets decreased $1,845,000 from $183,673,000 at December 31, 1997, to $181,828,000 at March 31, 1998. This decrease is primarily due to loan payoffs.

Investment and Mortgage-backed Securities

The Company did not increase its investments in mortgage-backed securities during the quarter ended March 31, 1998. The decrease in investment securities of $2.5 million from $8.0 million at December 31, 1997 to $5.5 million at March 31, 1998 was due to the maturities of investments in U.S. Government and agency obligations.

Loans

The principal investing activity of the Company is the origination of residential mortgage loans, commercial real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama. During the quarter ended March 31, 1998, increases from loan originations, particularly in residential mortgages, was offset by the payoff of commercial loans primarily associated with one borrower; therefore, the balance of net loans has decreased $1.3 million from $159.8 million at December 31, 1997 to $158.5 million at March 31, 1998.

A comparison of the Bank's loan portfolio analysis at December 31, 1997 and March 31, 1998 follows:

                                    12/31/97               3/31/98
                                -----------------      -----------------
   Type of Loan                 Amount    Percent      Amount    Percent
   Mortgage loans:              ------    -------      ------    -------
    Residential                  $ 75,983     47.6%    $ 77,998    49.1%
    Commercial                     39,141     24.5       36,381    23.0
                                 --------    -----     --------   -----
     Total mortgage loans         115,124     72.1      114,379    72.1

   Commercial business loans       27,792     17.4       27,388    17.3

   Consumer loans                  19,978     12.5       19,175    12.1
                                 --------    -----     --------   -----

     Total loans                  162,894    102.0      160,942   101.5

   Less:
   Undisbursed loans                1,404      0.9          701     0.4
   Unamortized loan fees              148      0.1          113     0.1
   Allowance for possible losses    1,584      1.0        1,624     1.0
                                 --------    -----     --------   -----

     Net loans receivable        $159,758    100.0%    $158,504   100.0%
                                 ========    =====     ========   =====

Non performing assets (comprised solely of loans delinquent 90 days or more and repossessed assets) of $3.2 million as of March 31, 1998, increased $2.0 million from $1.2 million at December 31, 1997. Non performing assets (% of total nonperforming) at March 31, 1998 include real estate owned (3.1%), residential mortgage loans (16.5%), commercial real estate loans (64.2%), commercial business loans (9.5%), and consumer loans (6.7%). At March 31, 1998, the allowance for loan losses was $1,624,000 and represented 1.02% of total net loans and 51.1% of non performing assets. The provision for loan losses was $60,000 for the first quarter 1998 as compared to $61,000 for the comparable period in 1997.

In the opinion of management, at March 31, 1998, the allowance for loan losses was adequate at that date, however, there can be no assurance that the Company will not be required to increase the allowance in the future.

At March 31, 1998, the Company had $866,000 of outstanding net loan commitments, $8.9 million of unused portions on lines of credit, and $182,000 of outstanding letters of credit.

Deposits and FHLB Advances

Deposit balances decreased $9.7 million from $143.7 million at December 31, 1997 to $134.0 at March 31, 1998. The decrease was primarily in certificates of deposits as the Company had a large block of short term certificates to mature in the quarter ended March 31, 1998. The Company changed it strategy of paying aggressive market rates to retain these certificates of deposits to borrowing long term from the FHLB at a lower interest rate than the market rate for the certificates of deposits.

At March 31, 1998, savings certificates amounted to $96.6 million, or 72.1%, of the Company's total deposits, including $68.3 million which were scheduled to mature by March 31, 1998. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management of the Company believes it has adequate resources to fund all loan commitments by savings deposits and FHLB of Atlanta advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Borrowings from the Federal Home Loan Bank increased $7.9 million from $18.5 million at December 31, 1997, to $26.4 million at March 31, 1998. Funds from the borrowings from the Federal Home Loan Bank were utilized to replace the decrease in deposits as mentioned above. At March 31, 1998, the Company had unused credit availability with the FHLB of $13.6 million.

Stockholders' Equity
At March 31, 1998, aggregate stockholders' equity was $20,788,000 as compared $20,949,000 at December 31, 1997. The decrease in stockholders' equity from the payment of $734,000 in regular ($216,000) and special dividends ($518,000) were partially offset by net income of $406,000. Other net increases of $167,000 in stockholders' equity related primarily to the unearned employee stock benefit compensation plans.

The Bank is required to maintain specific amounts of capital pursuant to FDIC requirements and the Company is required to maintain specific amounts of capital pursuant to the regulations of the Federal Reserve Board. As summarized below, the Company and Bank are in compliance with all such requirements at March 31, 1998:




First Southern                                               Percentage of
Bancshares, Inc. (dollars in thousands)                     adjusted total
                                                 Amount        assets

   Primary capital ratios:
   GAAP capital                                $  20,788
   Adjustments:
   Mortgage servicing rights                         (12)
   Net unrealized loss on securities
     available for sale                               (4)
                                               ---------
   Tier 1 capital                                 20,772        11.12%
Minimum Tier 1 (leverage) requirement              7,472         4.00
                                               ---------       ------
   Excess                                      $  13,300         7.12%
                                               =========       ======

   Risk-based capital ratios:
   Core (Tier I) capital                      $  20,772        14.49%
   Minimum core capital                           5,733         4.00
                                              ---------       ------
   Excess                                     $  15,039        10.49%
                                              =========       ======

   Risk-based capital                         $  22,396        15.63%
   Minimum risk-based capital requirement        11,467         8.00
                                              ---------       ------
   Excess                                     $  10,929         7.63%
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

First Southern Bank (dollars in thousands)

   Total capital (to risk-weighted assets)   $  21,753        15.19%
   To be well capitalized under the FDICIA
      prompt corrective action provisions       14,320         10.0%
                                             ---------       ------
   Excess                                    $   7,433         5.19%
                                             =========       ======

   Tier 1 capital (to risk-weighted assets)  $  20,129        14.06%
   To be well capitalized under the FDICIA
     prompt corrective action provisions     $   8,592          6.0%
                                             ---------       ------
   Excess                                    $  11,537         8.06%
                                             =========       ======

   Tier 1 capital (to average assets)        $  20,129        10.80%
   To be well capitalized under the FDICIA
     prompt corrective action provisions     $   9,320          5.0%
                                             ---------       ------
   Excess                                    $  10,809         5.80%
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

As an Alabama state-chartered bank which is not a member of the Federal Reserve System, the Bank is required by the Alabama State Banking Board to maintain at all times a reserve (comprised of cash on hand) based upon average daily deposits of the Bank. Since becoming subject to this regulation, the Bank has fully complied with its requirements. At March 31, 1998, the Bank's qualifying reserves of $1.4 million significantly exceeded the required reserve of $249,000.

Year 2000 Issue

The Company and Bank are subject to risks associated with the "Year 2000" software problem, a term which refers to uncertainties about the ability of various software systems to interpret dates correctly after the beginning of the Year 2000. The Company has completed an initial study of its computerized systems and programs including third party servicers, and prepared a plan to address the Year 2000 problem. The expense to modify and test its computer programs and systems are estimated to be $50,000 through 1999. The Company's process of evaluating potential effects of Year 2000 issues on customers of the Bank is in its early stages, and it is therefore impossible to quantify the potential adverse effects of incompatible software systems on loan customers. The failure of a commercial bank to prepare adequately for Year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms. Until sufficient information is accumulated from customers of the banks to enable the Company to assess the degree to which customers' operations are susceptible to potential problems, the Company will be unable to quantify the potential losses from loans to commercial customers. Many existing computer programs use only two digits to identify a year in the data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, computer applications could fail or create erroneous results in the year 2000. The Year 2000 Issue affects virtually all companies. Bancshares does not estimate that the costs associated with the Year 2000 Issue will materially impact future operating results. Such costs will be recognized as incurred.

                     COMPARISON OF OPERATING RESULTS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998

General

Consolidated net income for the quarter ended March 31, 1998, decreased to $406,000 from $458,000 in the comparable quarter in 1997. Basic earnings per share for the first quarter of 1998 were $0.22 as compared to $0.24 for the comparable period in 1997, and diluted earnings per share for the first quarter of 1998 were $0.21 as compared to $0.23 for the comparable period in 1997.

Net Interest Income

The first quarter net interest income after provision for loan losses was $1,670,000, or 5.5% less than the $1,767,000 reported for the comparable period in 1997, primarily as a result of market increases in interest rates for certificates of deposits as further explained below.

Interest Income

Interest income for the three months ended March 31, 1998 and 1997 was consistent at $3.8 million. Increased earnings from a $1.2 million increase, or 0.7% in average interest earning assets in the first quarter of 1998 to $175.7 million over those in the comparable period of 1997 of $174.5 million, were offset by a decrease in the average yield on interest-earning assets in the first quarter from 8.66% in 1997 to 8.61% in 1998, primarily related to lower yields on investment securities and the FHLB overnight account.

Interest on loans receivable remained consistent at $3.5 million between the first quarter of 1997 and 1998. A decrease in earnings due to a decrease in first quarter average loan balances of $2.0 million from $162.2 million in 1997 to $160.2 million in 1998, was offset by increased earnings from an increase in the average yield on total loans from 8.82% in 1997 to 8.84% in 1998. The increase in yield is due to the changes within the loan portfolio to higher yielding but inherently riskier commercial mortgage and commercial business loans.

Interest on mortgage-related securities decreased by $10,000 from $38,000 during the three months ended March 31, 1997 to $28,000 during the same period in 1998 as a result of the average balance of mortgage-related securities decreasing by $478,000 during the three months ended March 31, 1998 ($1.4 million) as compared to the three months ended March 31, 1997 ($1.9 million).

Income from the investment securities portfolio increased by $4,000 from $87,000 during the three months ended March 31, 1997 to $91,000 during the same period in 1998 as the result of a $446,000 increase in the average balance from $6.0 million at March 31, 1997 to $6.4 million at March 31, 1998. Additionally, the average yield on investment securities decreased slightly from 5.80% in the first quarter of 1997 to 5.67% in the first quarter of 1998 as a result of the changes in the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account at the FHLB of Atlanta, FHLB dividends, and earnings on money market funds. The $43,000 increase in other interest income in the first quarter of 1998 to $121,000 when compared to the first quarter of 1997 other interest income of $78,000 is due to an increase in the average balance of the FHLB overnight account by $3.2 million from $2.9 million in first quarter of 1997 to $6.1 million in the first quarter of 1998, partially offset by a decrease in yields from 6.82% in the first quarter of 1997 to 6.14% in the first quarter of 1998. The increase in the average balance of the FHLB overnight account was due to the temporary investment of borrowings from the FHLB in the first quarter.

Interest Expense

Interest expense for the first quarter 1998 was $2.1 million compared with $2.0 million for the first quarter of 1997, representing an increase of $98,000 or 5.0%.

Interest on deposits increased $155,000 or 10.0% from $1.6 million in the first quarter 1997 to $1.7 million in the first quarter of 1998. The increase reflects a $5.8 million increase in average deposits in the first quarter of 1998 ($141.7 million) as compared to the first quarter of 1997 ($135.9 million), and an increase of 25 basis points or 4.5% in the interest cost on average deposit balances from 4.58% in the first quarter of 1997 to 4.83% in the first quarter of 1998. The 1997 increase in average interest cost was primarily due to increases in prevailing market interest rates between the two periods, and the Company's then competitive marketing and promotions in attracting certificates of deposits. The Company changed it strategy of paying aggressive market rates to retain these certificates of deposits to borrowing long term from the FHLB at a lower interest rate than the market rate for the certificates of deposits.

Other interest expense relates to FHLB of Atlanta borrowings which decreased by $57,000 to $338,000 when compared with the 1997 first quarter total of $395,000 due to a decrease in average borrowings of $3.4 million during the first quarter of 1998 ($23.4 million) from 1997 average levels of $26.8 million. Interest costs on borrowed funds was consistent at 5.8% for both of the first quarters of 1998 and 1997.

Provision for Loan Losses

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. For the first quarter of 1998, the Company provided $60,000 for its anticipated loan losses, as compared to $61,000 for the first quarter in 1997. These provisions were made based on management's analysis of the various factors which effect the loan portfolio and management's desire to maintain the allowance at a level considered adequate to provide for losses.

Non-interest Income.

Non-interest income increased by $69,000 in the first quarter of 1998 to $210,000 as compared to $141,000 reported in the comparable quarter of 1997. This decrease was principally the result of a decrease in gains on sale of loans of $44,000 from $12,000 in the first quarter of 1997 to $56,000 in the first of 1998, and the increase in loan fees and service charges from $117,000 in the first quarter of 1997 to $146,000 in the first quarter of 1998.

Non-interest Expense.

The first quarter non interest expenses for 1998 were $1,228,000 as compared to $1,167,000 in 1997, primarily due to increases in employee compensation and benefits from $695,000 in 1997 to $736,000 in 1998. This increase is primarily related to the recognition of the ESOP and MRDP plan compensation due to special dividends in the first quarter of 1998.

Income Taxes

Income tax expense for the first quarter of 1997 and 1998 was $283,000 and $246,000, respectively. Such amounts represent an estimated effective tax rate of approximately 38% for 1998 and 1997.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Neither the Registrant nor the Bank is a party to any material legal proceedings at this time. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a)   Exhibits

      (3a)     Certificate of Incorporation of the Company*
      (3a)(i)  Certificate of Amendment of Certificate of Incorporation****
      (3b)     Bylaws of the Company*
      (10a)    1996 Stock Option Plan of the Company**
      (10b)    1996 Management Recognition and Development Plan of the
                 Company**
      (10c)    Employment Agreement with Charles L. Frederick, Jr.***
      (10d)    Employment Agreement with Thomas N. Ward***
      (27)     Financial Data Schedule

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

(b)   Report on Form 8-K
      No Forms 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST SOUTHERN BANCSHARES, INC.

Date        May 14, 1998                   /s/ Charles L. Frederick, Jr.
      ------------------                   -----------------------------

                                           Mr. Charles L. Frederick, Jr.
                                           President and Chief Executive
                                           Officer

Date        May 14, 1998                   /s/ Ms. Glenda Young
      ------------------                   -----------------------------

                                           Ms. Glenda Young
                                           Vice President/Treasurer and Chief
                                           Accounting Officer