Form 10QSB
period 1998-06-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 1998-08-14
CIK 934302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998
                                                   -------------
                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________ .

                          Commission file number   0-25478
                                                   -------
                         First Southern Bancshares, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                       63-1133624
      -------------------------------     -------------------
      (State or other jurisdiction of      (I.R.S. Employer
      incorporation or organization)      Identification No.)

   102 South Court Street, Florence, Alabama           35630
   ------------------------------------------------------------
             (Address of principal executive offices)
                          (Zip Code)

                              (205) 764-7131
            ---------------------------------------------------
            (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]    No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,885,179 shares of $.01 par value common stock as of August 4, 1998.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB
JUNE 30, 1998
TABLE OF CONTENTS
------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated statements of financial condition (unaudited)                 1

Consolidated statements of income (unaudited)                              2

Consolidated statement of stockholders' equity (unaudited)                 3

Consolidated statements of cash flows (unaudited)                          4

Selected notes to consolidated financial statements (unaudited)            6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS                                                 7

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                14

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                        14

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                  14

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                14

ITEM 5 - OTHER INFORMATION                                                14

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                 14

SIGNATURES                                                                15

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED  (In thousands)

                                                       December 31,  June 30,
                                                           1997         1998
ASSETS                                                   ------       ------
Cash and cash equivalents                                $6,420      $15,904
Investment securities available for sale, at market       7,993        4,006
Mortgage-backed securities, held to maturity, at cost     1,432        1,191
Loans held for sale, at cost, which approximates market     223           -
Loans receivable, net                                   159,535      160,876
Foreclosed real estate                                      100          367
Premises and equipment, net                               3,509        3,804
Federal Home Loan Bank stock, at cost                     1,970        1,770
Accrued interest receivable                               1,822        1,794
Deferred income taxes                                       165          143
Other assets                                                504          416
                                                       --------     --------
 TOTAL ASSETS                                          $183,673     $190,271
                                                       ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                               $143,731     $133,135
Advances from Federal Home Loan Bank                     18,468       35,392
Income taxes currently payable                              115          102
Other liabilities                                           410          529
                                                       --------     --------
 Total liabilities                                      162,724      169,158
                                                       --------     --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares
 authorized; none issued and outstanding                  -            -
Common stock, $.01 par value; 4,000,000 shares
 authorized;  2,076,969 and  shares issued and
 outstanding                                                 21           21
Additional paid-in capital                               11,375       11,420
Retained earnings - Substantially restricted             13,199       13,098
Unearned employee compensation - ESOP                      (280)        (202)
Unearned employee compensation - MRDP                      (861)        (688)
Net unrealized gain (loss) on securities available
 for sale                                                    (2)           5
Treasury stock, at cost                                  (2,503)      (2,541)
                                                       --------     --------
Total stockholders' equity                               20,949       21,113
                                                       --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $183,673     $190,271
                                                       ========     ========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED (In thousands, except per share amounts)

                                       Three months ended    Six months ended
                                            June 30,             June 30,
                                         1997      1998       1997      1998
INTEREST INCOME:                        ------    ------     ------    ------
Loans                                    3,729     3,624      7,306     7,164
Mortgage-backed securities                  36        25         74        53
Investment securities                       53        73        140       164
Other                                       69       101        147       222
                                        ------    ------     ------    ------
Total interest income                    3,887     3,823      7,667     7,603

INTEREST EXPENSE:
Deposits                                 1,574     1,564      3,131     3,276
Advances from Federal Home Loan Bank
  and other                                482       406        877       744
                                        ------    ------     ------    ------
Total interest expense                   2,056     1,970      4,008     4,020
                                        ------    ------     ------    ------
NET INTEREST INCOME                      1,831     1,853      3,659     3,583
PROVISION FOR LOAN LOSSES                   60        61        121       121
NET INTEREST INCOME AFTER PROVISION     ------    ------     ------    ------
  FOR LOAN LOSSES                        1,771     1,792      3,538     3,462
                                        ------    ------     ------    ------
NON INTEREST INCOME:
Loan fees and service charges              124       174        241       320
Net gains on sale of loans                 171        70        183       126
Gains on real estate owned                  -          2          2         2
Loss on sale of other assets                -         -          (2)       -
Other                                        9         7         21        15
                                        ------    ------     ------    ------
Total non interest income                  304       253        445       463
                                        ------    ------     ------    ------
NON INTEREST EXPENSES:
Compensation and employee benefits       1,282       816      1,977     1,552
Building and occupancy expense             130       147        246       280
Data processing expense                     77       107        165       209
Advertising                                 40        33         79        76
Insurance expense                           57        58        120       112
Other                                      159       161        325       321
                                        ------    ------     ------    ------
Total non interest expenses              1,745     1,322      2,912     2,550
                                        ------    ------     ------    ------
INCOME BEFORE INCOME TAXES                 330       723      1,071     1,375
INCOME TAX EXPENSE                         114       280        397       526
                                        ------    ------     ------    ------
NET INCOME                              $  216    $  443     $  674    $  849
                                        ======    ======     ======    ======
BASIC EARNINGS PER SHARE                $ 0.11    $ 0.24     $ 0.35    $ 0.45
                                        ======    ======     ======    ======
DILUTED EARNINGS PER SHARE              $ 0.11    $ 0.24     $ 0.34    $ 0.44
                                        ======    ======     ======    ======
DIVIDENDS PER SHARE
  Regular cash dividends                $0.125    $0.125     $ 0.25    $ 0.25
  Special cash dividends                $  -      $  -       $   -     $ 0.30
                                        ------    ------     ------    ------
Total dividends per share               $0.125    $0.125     $ 0.25    $ 0.55
                                        ======    ======     ======    ======
See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)
                                                            Components of Comprehensive Income
                                                         ---------------------------------------
                                                                                    Net
                                                                                    unrea1-
                                                                                    ized
                                                           Retained                 loss
                                                           earnings                 on
                                                   Addi-   Subtan-     Unearned     avail-       Total
                        Common Stock               tional  tially      employee     able Compre- Stock-
                 Issued        In treasury         paid-in re-       compensation   for  hensive holders'
            Shares   Amount Shares     Amount      capital stricted  ESOP  MRDP     sale income  equity
            ------   ------ ------     ------      ------- --------  ----  -----    ---- ------  ------
Balance at
 December 31,
 1996       2,076,969  $21   (109,400) $   (1,425) $11,334 $12,672 $(401) $(1,119) $(40) $11,112 $21,042
Net income
 for the
 year ended
 December 31,
 1997               -    -          -           -        -   1,397     -       -     -    1,397    1,397
Cash
 dividends          -    -          -           -        -    (870)    -       -     -        -     (870)
Acquisition
 of treasury
 stock              -    -    (79,930)     (1,078)       -       -     -       -     -        -   (1,078)
ESOP shares
 committed
 for release        -    -          -           -       41       -   121       -     -      162      162
Common stock
 grants to
 MRDP               -    -          -           -        -       -     -       -     -        -        -
Amortization
 of MRDP
 unearned
 compensation       -    -          -           -        -       -     -     258     -      258      258
Increase in
 unrealized
 loss on
 securities
 available
 for sale,
 net of
 related
 income
 taxes              -    -          -           -        -       -     -       -    38       38       38
            ---------  ---  ---------  ----------  ------- ------- -----   -----   ---   ------  -------
Net for the
 period             -    -    (79,930)     (1,078)      41     527   121     25     38    1,855      (93)
            ---------  ---  ---------  ----------  ------- ------- -----   -----   ---   ------  -------
Balances at
 December
 31, 1997   2,076,969  $21   (189,330) $   (2,503) $11,375 $13,199 $(280)  $(861)  $(2)   1,855  $20,949
Net income
 for the
 quarter
 ended June
 30, 1998           -    -          -           -        -     849     -       -     -      849      849
Cash dividends      -    -          -           -        -    (950)    -       -     -        -     (950)
Acquisition of
 treasury stock     -    -     (2,460)        (38)       -       -     -       -     -        -      (38)
ESOP shares
 committed
 for release        -    -          -           -       45       -    78       -     -      123      123
Common stock
 grants to MRDP     -    -          -           -        -       -     -       -     -        -        -
Amortization
 of MRDP
 unearned
 compensation       -    -          -           -        -       -     -     173     -      173      173

Increase in
 unrealized
 loss on
 securities
 available
 for sale,
 net of
 related
 income
 taxes              -    -          -           -        -       -     -       -     7        7        7
            ---------  ---  ---------  ----------  ------- ------- -----   -----   ---   ------  -------
Net for the
 period             -    -     (2,460)        (38)     45     (101)   78     173     7    1,152      164
            ---------  ---  ---------  ----------  ------- ------- -----   -----   ---   ------  -------
Balances at
 June 30,
 1998       2,076,969  $21  (191,790)  $2,076,969  $11,420 $13,098 $(202)  $(688)   $5   12,213  $21,113
            =========  ===  ========   ==========  ======= =======  =====   =====   ==   ======  =======

See accompanying selected notes to consolidated financial statements

                                                        3

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                           Six months ended
                                                              June 30,
                                                            1997      1998
CASH FLOWS FROM OPERATING ACTIVITIES:                      ------    ------
Net income                                                 $  674    $  849
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                                127        72
  Provision for loan losses                                    60       121
  Provision for deferred income taxes (benefit)              (200)       22
  Amortization/accretion of  premiums/discounts on
    investment and mortgage-backed securities                 (30)       (2)
  Amortization of deferred loan fees                          (51)      (26)
  Fair market value of ESOP shares committed for release
    and charged to employee compensation                      120       123
  Amortization of unearned compensation - MRDP                129       173
  (Gains) losses on real estate owned                           2         2
  (Increase) decrease in:
    Loans held for sale                                        21       223
    Accrued interest receivable                               156        28
    Other assets                                              558        88
  Increase (decrease) in:
    Income taxes currently payable                            100       (13)
    Other liabilities                                         132       133
                                                           ------    ------
Net cash provided by operating activities                   1,798     1,793
                                                           ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in total loans                       (264)   (1,436)
Proceeds from sale of:
  Investment and mortgage-backed securities                   245       243
  Investment securities                                     4,996     3,980
  Real estate owned                                            21      (269)
Proceeds from maturities of:
  Investment and mortgage-backed securities                    -         -
Acquisition of:
  Federal Home Loan Bank stock                             (1,513)      200
  Premises and equipment                                     (253)     (367)
                                                           ------    ------
Net cash provided by (used in) investing activities         3,232     2,351
                                                           ------    ------

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                           Six months ended
                                                              June 30,
                                                            1997      1998
CASH FLOWS FROM FINANCING ACTIVITIES:                      ------    ------
Net increase (decrease) in deposit accounts                   433   (10,596)
Cash dividends paid                                          (475)     (950)
Proceeds from FHLB advances                                10,424    16,924
Reductions in other borrowings                             (3,550)       -
Acquisition of treasury stock                                (582)      (38)
                                                          -------   -------
Net cash provided by (used in) financing activities         6,250     5,340
                                                          -------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           11,280     9,484
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             4,220     6,420
                                                          -------   -------
CASH AND CASH EQUIVALENTS - END OF PERIOD                 $15,500   $15,904
                                                          =======   =======

SUPPLEMENTAL INFORMATION FOR CASH FLOW:
Noncash transactions:
  Increase (decrease) in net unrealized loss on
    securities available for sale                         $    25   $     7

  Loans foreclosed and transferred to real estate owned   $   175   $   606

Cash paid during the period for:
  Interest                                                $ 3,994   $ 3,928

  Income taxes                                            $   275   $   350


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------
NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of June 30, 1998 and for the quarter and six months then ended include the accounts of the Registrant, First Southern Bancshares, Inc. (the Bancshares), and its wholly-owned subsidiary, First Southern Bank (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the Company.

The June 30, 1997 and 1998 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the June 30, 1997 and 1998 interim financial statements. The results of operations for the quarter and for the six months ended June 30, 1998 are not necessarily indicative of the operating results for the full year. The December 31, 1997 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997. Such Consolidated Statement of Financial condition included therein was audited and received an unqualified opinion.

NOTE 3 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

                                                        Quarter ended June 30
                                                       ----------------------
                                                          1997        1998
                                                          ----        ----
Common shares outstanding                              2,076,969   2,076,969
Treasury shares                                         (122,813)   (189,740)
Unreleased ESOP shares                                   (34,196)    (22,278)
Options - uncontingent                                       983       9,185
                                                       ---------   ---------
          Basic EPS                                    1,920,943   1,874,136

Options - contingent                                      21,223      20,547
Unreleased ESOP shares                                    34,196      22,278
                                                       ---------   ---------
          Diluted EPS                                  1,976,362   1,916,960
                                                       =========   =========
NOTE 4 - SUBSEQUENT EVENT

On July 9, 1998, the Company's Board of Directors declared a cash dividend of $.125 per share, payable July 31, 1998 to stockholders of record as of July 21, 1998.

NOTE 5 - COMMITMENTS

At June 30, 1998, the Company had $1,202,000 of outstanding net loan commitments, $8.4 million of unused portions on lines of credit, and $35,000 of outstanding letters of credit.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

First Southern Bancshares, Inc. (Bancshares), a Delaware corporation, was organized on November 22, 1994. Bancshares is primarily engaged in the business of directing and planning the activities of its wholly-owned subsidiary, First Southern Bank (the Bank). Bancshares' primary assets are comprised of its investment in the Bank and a note receivable from the Bank's Employee Stock Ownership Plan (ESOP). Bancshares and the Bank are collectively referred to herein as the Company.

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 1997, as well as material changes in results of operations during the three months and six months ended June 30, 1997 and 1998.

             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets increased $6,598,000 from $183,673,000 at December 31, 1997, to $190,271,000 at June 30, 1998. This increase is primarily due to increases in cash and cash equivalents from increases in borrowings from the FHLB.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

The Company did not increase its investments in mortgage-backed securities during the six months ended June 30, 1998. The decrease in investment securities of $4.0 million from $8.0 million at December 31, 1997 to $4.0 million at June 30, 1998 was due to the maturities of investments in U.S. Government and agency obligations.

LOANS

The principal investing activity of the Bank is the origination of residential mortgage loans, commercial real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama. During the six months ended June 30, 1998, increases from loan originations, particularly in residential mortgages, was offset by the payoff of commercial loans primarily associated with one borrower; therefore, the balance of net loans has increased $1.1 million from $159.8 million at December 31, 1997 to $160.9 million at June 30, 1998.

A comparison of the Bank's loan portfolio analysis at December 31, 1997 and June 30, 1998 follows:

                                    12/31/97                 6/30/98
                             --------------------        -----------------
                              Amount      Percent        Amount    Percent
                              ------      -------        ------    -------
   Mortgage loans:
    Residential              $ 75,983      47.6%         $ 76,980   47.9%
    Commercial                 39,141      24.5            37,762   23.5
                             --------     -----          --------  -----
      Total mortgage loans    115,124      72.1           114,742   71.4

     Commercial business
      loans                    27,792      17.4            28,509   17.7

     Consumer loans            19,978      12.5            20,264   12.6
                             --------     -----          --------  -----
      Total loans             162,894     102.0           163,515  101.7

      Less:
    Undisbursed loans           1,404       0.9               967    0.6
    Unamortized loan fees         148       0.1                92    0.1
    Allowance for possible
     losses                     1,584       1.0             1,580    1.0
                             --------     -----          --------  -----
      Net loans receivable   $159,758     100.0%         $160,876  100.0%
                             ========     =====          ========  =====

Non performing assets (comprised solely of loans delinquent 90 days or more and repossessed assets) of $1.8 million as of June 30, 1998, decreased $1.4 million from $3.2 million at March 31, 1998. Non performing assets at June 30, 1998 include real estate owned ($367,000), residential mortgage loans ($917,000), commercial real estate loans ($25,000), commercial business loans ($438,000), and consumer loans ($95,000). At June 30, 1998, the allowance for loan losses was $1,580,000 and represented 1.0% of total net loans and 85.8% of non performing assets. The provision for loan losses was $61,000 for the second quarter of 1998 and $121,000 for the six months ended June 30, 1998 as compared to $60,000 and $121,000 for the comparable periods in 1997.

In the opinion of management, at June 30, 1998, the allowance for loan losses was adequate at that date, however, there can be no assurance that the Company will not be required to increase the allowance in the future.

At June 30, 1998, the Company had $1,202,000 of outstanding net loan commitments, $8.4 million of unused portions on lines of credit, and $35,000 of outstanding letters of credit.

DEPOSITS AND FHLB ADVANCES

Deposit balances decreased $10.7 million from $143.7 million at December 31, 1997 to $133.0 at June 30, 1998. The decrease was primarily in certificates of deposits as the Company had a large block of short term certificates that matured in the quarter ended March 31, 1998. The Company changed it strategy from paying aggressive market rates to retain these certificates of deposits to borrowing long term from the FHLB at a lower interest rate than the market rate for the certificates of deposits.

At June 30, 1998, savings certificates amounted to $94.7 million, or 71.1%, of the Company's total deposits, including $72.9 million which were scheduled to mature by June 30, 1999. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management of the Company believes it has adequate resources to fund all loan commitments by savings deposits and FHLB of Atlanta advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Borrowings from the FHLB of Atlanta increased $16.9 million from $18.5 million at December 31, 1997, to $35.4 million at June 30, 1998. Funds from the borrowings from the FHLB of Atlanta were utilized to replace the decrease in deposits, as mentioned above, and increase cash and cash equivalents in anticipation of loan demand and maturities of savings certificates. At June 30, 1998, the Company had unused credit availability with the FHLB of Atlanta of $4.6 million.

STOCKHOLDERS' EQUITY

At June 30, 1998, aggregate stockholders' equity was $21,113,000 as compared $20,949,000 at December 31, 1997. The reduction in stockholders' equity from the payment of $950,000 in regular and special dividends was offset by net income of $849,000, and $265,000 of other increases in stockholders' equity (other comprehensive income) related primarily to the unearned compensation related to the employee stock benefit plans.

The Bank is required to maintain specific amounts of capital pursuant to FDIC requirements and the Company is required to maintain specific amounts of capital pursuant to the regulations of the Federal Reserve Board. As summarized below, the Company and Bank are in compliance with all such requirements at June 30, 1998:



FIRST SOUTHERN BANCSHARES, INC. (DOLLARS IN THOUSANDS)      PERCENTAGE OF
                                                            ADJUSTED TOTAL
                                              AMOUNT           ASSETS

   Primary capital ratios:

   GAAP capital                             $  21,113
   Adjustments:
   Mortgage servicing rights                      (10)
   Net unrealized loss on securities
    available for sale                             (5)
                                            ---------
   Tier 1 capital                              21,098          11.46%
Minimum Tier 1 (leverage) requirement           7,361           4.00
                                            ---------          -----
   Excess                                   $  13,737           7.46%
                                            =========          =====

      Risk-based capital ratios:
      Core (Tier I) capital                 $  21,098          14.50%
      Minimum core capital                      5,822           4.00
                                            ---------          -----
      Excess                                $  15,276          10.50%
                                            =========          =====

      Risk-based capital                    $  22,678          15.58%
      Minimum risk-based capital
       requirement                             11,644           8.00
                                            ---------          -----
      Excess                                $  11,034           7.58%
                                            =========          =====

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

FIRST SOUTHERN BANK (DOLLARS IN THOUSANDS)

      Total capital (to risk-weighted
       assets)                              $  22,316          15.34%
      To be well capitalized under the
       FDICIA prompt corrective action
       provisions                              14,548           10.0%
                                            ---------          -----
      Excess                                $   7,768           5.34%
                                            =========          =====

      Tier 1 capital (to risk-weighted
       assets)                              $  20,736          14.25%
      To be well capitalized under the
       FDICIA prompt corrective action
       provisions                           $   8,731            6.0%
                                            ---------          -----
      Excess                                $  12,005           8.25%
                                            =========          =====

      Tier 1 capital (to average assets)    $  20,736          11.28%
      To be well capitalized under the
       FDICIA prompt corrective action
       provisions                           $   9,191            5.0%
                                            ---------          -----
      Excess                                $  11,545           6.28%
                                            =========          =====

LIQUIDITY

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities and borrowings from the FHLB of Atlanta and local financial institutions. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

As an Alabama state-chartered bank which is not a member of the Federal Reserve System, the Bank is required by the Alabama State Banking Board to maintain at all times a reserve (comprised of cash on hand) based upon average daily deposits of the Bank. Since becoming subject to this regulation, the Bank has complied with this requirement. At June 30, 1998, the Bank's qualifying reserves of $1.4 million significantly exceeded the required reserve of $277,000.

YEAR 2000 ISSUE

The Company and Bank are subject to risks associated with the Year 2000 software problem, a term which refers to uncertainties about the ability of various software systems to interpret dates correctly after the beginning of the Year 2000. The Company has completed an initial study of its computerized systems and programs including third party servicers, and prepared a plan to address the Year 2000 problem. The expense to modify and test its computer programs and systems are estimated to be $50,000 through 1999. The Company's process of evaluating potential effects of Year 2000 issues on customers of the Bank is in its early stages, and it is therefore impossible to quantify the potential adverse effects of incompatible software systems on loan customers. The failure of a commercial bank to prepare adequately for Year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms. Until sufficient information is accumulated from customers of the banks to enable the Company to assess the degree to which customers' operations are susceptible to potential problems, the Company will be unable to quantify the potential losses from loans to commercial customers. Many existing computer programs use only two digits to identify a year in the data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, computer applications could fail or create erroneous results in the year 2000. Bancshares contingency plan includes the use of alternative vendors, another bank's system or manual entry until an acceptable alternative is established. The Year 2000 Issue affects virtually all companies. Bancshares does not estimate that the costs associated with the Year 2000 Issue will materially impact future operating results. Such costs will be recognized as incurred.

                     COMPARISON OF OPERATING RESULTS FOR THE
                    THREE MONTHS ENDED JUNE 30, 1997 AND 1998

GENERAL

Consolidated net income for the quarter ended June 30, 1998, increased to $443,000 from $216,000 in the comparable quarter in 1997. Basic earnings per share for the second quarter of 1998 was $0.24 as compared to $0.11 for the comparable period in 1997, and diluted earnings per share for the second quarter of 1998 was $0.24 as compared to $0.12 for the comparable period in 1997.

NET INTEREST INCOME

The second quarter net interest income after provision for loan losses was $1,792,000, as compared to the $1,771,000 reported for the comparable period in 1997, primarily as a result of an increase in average loan yield as further explained below.

INTEREST INCOME

Interest income for the quarter ended June 30, 1998, decreased to $3.8 from $3.9 in the comparable quarter in 1997. The decrease in earnings was primarily related to the $6.1 million decrease, or 3.4%, in average interest earning assets in the second quarter of 1998 to $173.0 million as compared to $179.1 million in 1997. This decrease was partially offset by an increase in the average yield on interest-earning assets in the first quarter from 8.68% in 1997 to 8.84% in 1998, primarily related to higher yielding loans as explained below.

Interest on loans for the quarter ended June 30, 1998, decreased to $3.6 from $3.7 in the comparable quarter in 1997. The decrease in earnings due to a decrease in second quarter average loan balances of $7.5 million from $168.0 million in 1997 to $160.5 million in 1998, was partially offset by increased earnings from an increase in the average yield on total loans from 8.88% in 1997 to 9.03% in 1998. The increase in yield is due to the changes in the composition of the loan portfolio to higher yielding but inherently riskier commercial mortgage loans, commercial business loans, and consumer loans.

Interest on mortgage-related securities decreased by $11,000 from $36,000 during the three months ended June 30, 1997 to $26,000 during the same period in 1998 as a result of the average balance of mortgage-related securities decreasing by $511,000 during the three months ended June 30, 1998 ($1.3 million) as compared to the three months ended June 30, 1997 ($1.8 million).

Income from the investment securities portfolio increased by $20,000 from $53,000 during the three months ended June 30, 1997 to $73,000 during the same period in 1998 as the result of the increase in the average yield on investment securities from 3.6% in the second quarter of 1997 to 5.8% in the second quarter of 1998 as certain bonds in the portfolio were called in 1997.

Other interest income is comprised of earnings on the overnight account at the FHLB of Atlanta, FHLB dividends, FHLB time deposits, and earnings on money market funds. The $32,000 increase in other interest income in the second quarter of 1998 to $101,000 when compared to the second quarter of 1997 other interest income of $69,000 is due to an increase in the average balance of the FHLB overnight account by $3.8 million from $1.0 million in second quarter of 1997 to $4.8 million in the second quarter of 1998. The increase in the average balance of the FHLB overnight account was due to the temporary investment of borrowings from the FHLB in the second quarter.

INTEREST EXPENSE

Interest expense for the second quarter 1998 was $2.0 million compared with $2.1 million for the second quarter of 1997, representing an increase of $86,000 or 4.2%.

Interest on deposits remained consistent at $1.6 million in the second quarter 1998 and 1997. Average deposits in the second quarter of 1998 were $133.7 million as compared to the second quarter of 1997 of $134.8 million. The interest cost on average deposit balances was 4.68% in the second quarter of 1998 and 4.67% in the second quarter of 1997.

Other interest expense relates to FHLB of Atlanta borrowings which decreased by $76,000 to $406,000 when compared with the 1997 second quarter total of $482,000 due to a decrease in average borrowings from $32.3 million in the second quarter of 1997 to $28.3 million in the second quarter of 1998. In addition, interest costs on borrowed funds decreased from 5.88% in 1997 to 5.73% in the second quarter of 1998.

PROVISION FOR LOAN LOSSES

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. For the second quarter of 1998, the Company provided $61,000 for its anticipated loan losses, as compared to $60,000 for the second quarter in 1997. These provisions were made based on management's analysis of the various factors which effect the loan portfolio and management's desire to maintain the allowance at a level considered adequate to provide for losses.

NON-INTEREST INCOME

Non-interest income decreased by $51,000 in the second quarter of 1998 to $253,000 as compared to $304,000 reported in the comparable quarter of 1997. This decrease was principally the result of a decrease in gains on sale of loans of $101,000 from $171,000 in the second quarter of 1997 to $70,000 in the second quarter of 1998. Portfolio loan sales were curtailed as the Bank had excess funds from the additional borrowings from the FHLB of Atlanta. The decrease in gains on sale of loans was partially offset by an increase in loan fees and service charges from $124,000 in the second quarter of 1997 to $174,000 in the second quarter of 1998. This increase is due largely to the increased activity in refinanced loans resulting from lower mortgage rates.

NON-INTEREST EXPENSE

The second quarter non interest expenses for 1998 decreased $423,000 to $1,322,000 from $1,745,000 in the second quarter 1997. The decrease is primarily related to the decrease in employee compensation and benefit expense, as in the second quarter of 1997 the Company recognized the expense for the planned termination of the defined benefit retirement plan.

INCOME TAXES

Income tax expense for the second quarter of 1997 and 1998 was $114,000 and $280,000, respectively. Such amounts represent an estimated effective tax rate of approximately 38% for 1998 and 34.5% for 1997.

                     COMPARISON OF OPERATING RESULTS FOR THE
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1998

GENERAL

Consolidated net income for the six months ended June 30, 1998, increased 26% to $849,000 from $674,000 for the comparable six months in 1997. Basic earnings per share for the six months ended June 30, 1998, was $0.45 as compared to $0.35 for the comparable period in 1997, and diluted earnings per share for the six months ended June 30, 1998 was $0.44 as compared to $0.34 for the comparable period in 1997.

NET INTEREST INCOME

For the six months ending June 30, 1998, net interest income after provision for loan losses decreased to $3,462,000 from $3,538,000 reported for the comparable period in 1997. Increases in the average yield on loans of 0.09% from 8.85% for the six months ended June 30, 1997 to 8.94% for the six months ended June 30, 1998, as a result of the increase within the loan portfolio to higher yielding commercial mortgage and business loans, was offset by the decrease in average net loans and an increase in interest expense, as further discussed below.

INTEREST INCOME

Interest income for the six months ended June 30, 1998 was $7.6 million compared with $7.7 million for the six months ended June 30, 1997, representing an decrease of $64,000 or 0.8%. The decrease was primarily attributable to an decrease of $2.5 million, or 1.4%, in average interest earning assets in the first six months of 1998 to $174.3 million as compared to $176.8 in 1997, primarily due to a reduction in average net loans. Partially offsetting this decrease was an increase in the average yield on interest-earning assets from 8.67% for the six months ended June 30, 1997 to 8.72% for the six months ended June 30, 1998, as a result of the increase within the loan portfolio to higher yielding but inherently riskier commercial mortgage loans, commercial business loans, and consumer loans.

Interest on loans decreased $142,000 to $7.2 million during the six months ended June 30, 1998 as compared to the same period in 1997 ($7.3 million). The decrease was primarily attributable to an decrease of $4.8 million in average loan balances in the first six months of 1998 ($160.3 million) from the comparable period in 1997 ($165.1 million). The decrease was partially offset as the average yield on total loans increased from 8.85% in the first six months of 1997 to 8.94% during the first six months of 1998, as a result of the increase within the loan portfolio to higher yielding commercial mortgage and commercial business loans.

Interest on mortgage-related securities decreased by $21,000 from $74,000 during the six months ended June 30, 1997 to $53,000 during the same period in 1998 as a result of the average balance of mortgage-related securities decreasing by $494,000 during the six months ended June 30, 1998 ($1.3 million) as compared to the six months ended June 30, 1997 ($1.8 million). Additionally, the average yield from such securities decreased from 8.13% in the first six months of 1997 to 8.06% in the first six months of 1998 as a result of payoffs in the mortgage-related securities.

Income from the investment securities portfolio increased by $24,000 from $140,000 during the six months ended June 30, 1997 to $164,000 during the same period in 1998 as the result of the average yield on investment securities increasing from 4.70% in the first six months of 1997 to 5.73% in the first six months of 1998 as a result the changes in the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account at the FHLB of Atlanta, FHLB dividends, FHLB time deposits, and earnings on money market funds. The $75,000 increase in other interest income in the first six months of 1998 to $222,000 when compared to the first six months of 1997 other interest income of $147,000 is due to the increased interest earnings on the FHLB overnight and on money market funds due to a increase in average invested balances from $1.9 million in the first six months of 1997 to $5.4 million in the comparable 1998 period. The increase was partially offset by a decrease in FHLB dividends from $75,000 during the first six months of 1997 to $53,000 in the first six months of 1997.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 1998 of $4.0 million was consistent with the comparable period in 1997. Interest on deposits for the six months ended June 30, 1998 was $3.3 million compared with $3.1 million for the six months ended June 30, 1997, representing an increase of $145,000 or 4.6%. The increase is due to a $2.4 million increase in average deposits in the first six months of 1998 ($137.7 million) as compared to the first six months of 1997 ($135.3 million). In addition, the 1998 average interest cost increased to 4.76% from 4.63% in the comparable period of 1997.

Other interest expense relates to FHLB of Atlanta borrowings that decreased by $133,000 to $744,000 when compared with the 1997 first six months total of $877,000 due to an decrease in average borrowings to $25.9 million during the six months ended June 30, 1998 from $29.6 million in the six months ended June 30, 1997. In addition, interest costs on average FHLB advances decreased from 5.82% in 1997 to 5.75% in 1998 as a consequence of the adjustable rate nature of the majority of the FHLB of Atlanta borrowings.

PROVISION FOR LOAN LOSSES.

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. For the first six months of 1998 and 1997, the Company provided $121,000 for its anticipated loan losses. These provisions were made based on management's analysis of the various factors which effect the loan portfolio and management's desire to maintain the allowance at a level considered adequate to provide for losses.

NON-INTEREST INCOME.

Non-interest income increased by $18,000 in the first six months of 1998 to $463,000 as compared to $445,000 reported in the comparable six months of 1997. This increase was the result of an increase in loan and service fees of $79,000 from $241,000 in the first six months of 1997 as compared to $320,000 for the comparable period in 1998, and the reduction of $57,000 in net gains on sale of loans in the first six months of 1998 as compared to the comparable period of 1997. The increase in loan and service fees are due largely to the increased activity in refinanced loans resulting from lower mortgage rates. Gain on sale of loans has decresed as portfolio sales of loans were curtailed as the Bank had excess funds from the additional borrowings from the FHLB of Atlanta.

NON-INTEREST EXPENSE.

Non-interest expenses decreased $362,000 or 12.4% to $2.6 million for the first six months of 1998 compared to $2.9 million for the comparable period in 1997. The decrease is primarily related to the decrease in employee compensation and benefit expense, as in the first six months of 1997, the Company recognized the expense for the planned termination of the defined benefit retirement plan.

INCOME TAXES

Income tax expense for the second quarter of 1997 and 1998 was $397,000 and $526,000, respectively. Such amounts represent an estimated effective tax rate of approximately 38% for both 1998 and 1997.

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

(b)   Report on Form 8-K
      No Forms 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST SOUTHERN BANCSHARES, INC.

Date  August 14, 1998                /s/ Charles L. Frederick, Jr.
      ---------------                --------------------------------------
                                     Mr. Charles L. Frederick, Jr.
                                     President and Chief Executive Officer


Date  August 14, 1998                /s/ Ms. Glenda Young
      ---------------                --------------------------------------
                                     Ms. Glenda Young
                                     Senior Vice President and
                                     Chief Accounting Officer