Form 10QSB
period 1998-09-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 1998-11-17
CIK 934302

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB

(Mark One)

     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

                                 OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       ---------    ---------

        Commission file number   0-25478
                               ------------------------------

                      First Southern Bancshares, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                 Delaware                           63-1133624
      -------------------------------           -------------------
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)

               102 South Court Street, Florence, Alabama  35630
               ------------------------------------------------
                   (Address of principal executive offices)
                                (Zip Code)

                              (256) 764-7131
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
1,674,707 shares of $.01 par value common stock as of November 12, 1998.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB
September 30, 1998
TABLE OF CONTENTS
------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated statements of financial condition (unaudited)             1

Consolidated statements of income (unaudited)                          2

Consolidated statement of stockholders' equity (unaudited)             3

Consolidated statements of cash flows (unaudited)                      4

Selected notes to consolidated financial statements (unaudited)        6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS                                            7

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                            14

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                    14

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                              14

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS            14

ITEM 5 - OTHER INFORMATION                                            14

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                             14

SIGNATURES                                                            15

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED  (In thousands)

                                                    December 31, September 30,
                                                       1997         1998
ASSETS                                                --------     --------
Cash and cash equivalents                             $ 6,420     $ 15,037
Investment securities available for sale, at marke      7,993        3,029
Mortgage-backed securities, held to maturity, at cost   1,432        1,052
Loans held for sale, at cost, which approximates market   223          472
Loans receivable, net                                 159,535      160,014
Foreclosed real estate                                    100          381
Premises and equipment, net                             3,509        3,913
Federal Home Loan Bank stock, at cost                   1,970        1,770
Accrued interest receivable                             1,822        1,901
Deferred income taxes                                     165          135
Other assets                                              504          389
                                                    ---------    ---------
 TOTAL ASSETS                                       $ 183,673    $ 188,093
                                                    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                            $ 143,731    $ 132,984
Advances from Federal Home Loan Bank                   18,468       34,354
Other notes payable                                         -        1,500
Income taxes currently payable                            115          131
Other liabilities                                         410          544
                                                    ---------    ---------
Total liabilities                                     162,724      169,513
                                                    ---------    ---------
COMMITMENTS AND CONTINGENCIES                               -            -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares
  authorized; none issued and outstanding                   -            -
Common stock, $.01 par value; 4,000,000 shares
  authorized; 2,076,969 and  shares issued and
  outstanding                                              21           21
Additional paid-in capital                             11,375       11,404
Retained earnings - Substantially restricted           13,199       13,336
Unearned employee compensation - ESOP                    (280)        (187)
Unearned employee compensation - MRDP                    (861)        (619)
Net unrealized gain (loss) on securities available
   for sale                                                (2)          19
Treasury stock, at cost                                (2,503)      (5,394)
                                                    ---------    ---------
Total stockholders' equity                             20,949       18,580
                                                    ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 183,673    $ 188,093
                                                    =========    =========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED (In thousands, except per share amounts)
                                        Three months ended   Nine months ended
                                           September 30,       September 30,
                                           1997      1998      1997      1998
INTEREST INCOME:                          ------    ------    ------    ------
Loans                                     3,705     3,671    11,101    10,835
Mortgage-backed securities                   33        23       107        76
Investment securities                       104        55       244       219
Other                                        88       164       235       386
                                         ------    ------   -------   -------
Total interest income                     3,930     3,913    11,597    11,516

INTEREST EXPENSE:
Deposits                                  1,801     1,527     4,932     4,803
Advances from Federal Home Loan             379       513     1,256     1,257
                                         ------    ------   -------   -------
Total interest expense                    2,180     2,040     6,188     6,060
                                         ------    ------   -------   -------
NET INTEREST INCOME                       1,750     1,873     5,409     5,456

PROVISION FOR LOAN LOSSES                    61       103       182       224
                                         ------    ------   -------   -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                        1,689     1,770     5,227     5,232
                                         ------    ------   -------   -------
NON INTEREST INCOME:
Loan fees and service charges               113       158       354       478
Net gains on sale of loans                   48        63       231       189
Gains on real estate owned                    -         -         2         2
Loss on sale of other assets                  -         -        (2)        -
Other                                        11         9        32        24
                                         ------    ------   -------   -------
Total non interest income                   172       230       617       693
                                         ------    ------   -------   -------
NON INTEREST EXPENSES:
Compensation and employee benefits          633       731     2,610     2,283
Building and occupancy expense              162       188       408       468
Data processing expense                      40        95       205       304
Advertising                                  47        41       126       117
Insurance expense                            72        47       192       159
Other                                       169       174       494       495
                                         ------    ------   -------   -------
Total non interest expenses               1,123     1,276     4,035     3,826
                                         ------    ------   -------   -------
INCOME  BEFORE INCOME TAXES                 738       724     1,809     2,099

INCOME TAX EXPENSE                          298       270       695       796
                                         ------    ------   -------   -------
NET INCOME                               $  440    $  454   $ 1,114   $ 1,303
                                         ======    ======   =======   =======
BASIC EARNINGS PER SHARE                 $ 0.23    $ 0.25    $ 0.58    $ 0.70
                                         ======    ======   =======   =======
DILUTED EARNINGS PER SHARE               $ 0.23    $ 0.25    $ 0.57    $ 0.69
                                         ======    ======   =======   =======
DIVIDENDS PER SHARE
  Regular cash dividends                 $0.125    $0.125    $0.375    $0.375
                                         ======    ======   =======   =======
  Special cash dividends                 $    -    $    -    $    -    $0.300

                                         ------    ------   -------   -------
Total dividends per share                $0.125    $0.125    $0.375    $0.675
                                         ======    ======   =======   =======

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED  (Dollars in thousands)

                                                       Components of Comprehensive Income
                                                  -------------------------------------------
                                                                                 Net un-
                                                         Retained                realized
                                                         earnings                loss on
                                                 Addi-   substan-   Unearned     avail-
                       Common stock              tional  tially     employee      able   Compre-  Total
                   Issued       In treasury      Paid-in   re-     compensation   for    hensive holders'
              Shares   Amount  Shares    Amount  capital stricted  ESOP    MRDP   sale   income   equity
Balance at
 December
 31, 1996    2,076,969  $ 21 (109,400) $(1, 425) $11,334 $12,672 $ (401) $(1,119) $ 40 $ 11,112 $ 21,042
Net income
 for the
 year ended
 December
 31, 1997           --    --       --        --       --   1,397     --       --    --    1,397    1,397

Cash
 dividends          --    --       --        --       --    (870)    --       --    --       --     (870)

Acquisition
 of treasury
 stock              --    --  (79,930)   (1,078)      --      --     --       --    --       --   (1,078)

ESOP shares
 committed
 for release        --    --       --        --       41      --    121       --    --      162      162

Common stock
 grants to MRDP     --    --       --        --       --      --     --       --    --       --       --

Amortization
 of MRDP
 unearned
 compensation       --    --       --        --       --      --     --      258    --      258      258

Increase in
 unrealized
 loss on
 securities
 available
 for sale, net
 of related
 income tax         --    --       --        --       --      --     --       --    38       38       38
             --------------------------------------------------------------------------------------------
Net for the
 period             --    --  (79,930)   (1,089)      41     527    121      258    38    1,855      (93)
             --------------------------------------------------------------------------------------------
Balances at
 December
 31, 1997    2,076,969  $ 21 (189,330)  $(2,503) $11,375$ 13,199  $ 280   $ (861) $ (2) $ 1,855  $20,949

Net income
 for the
 nine months
 ended
 September
 30, 1998           --    --       --        --       --   1,303     --       --    --    1,303    1,303

Cash dividends      --    --       --        --       --  (1,166)    --       --    --       --   (1,166)

Options
 Exercised          --    --    5,250        87       --      --     --       --    --       --       87

Acquisition
 of treasury
 stock              --    -- (182,682)   (2,978)      --      --     --       --    --       --   (2,978)

ESOP shares
 committed for
 release            --    --       --        --       29      --     93       --    --      122      122

Common stock
 grants
 to MRDP            --    --       --        --       --      --     --       --    --       --       --

Amortization
 of MRDP
 unearned
 compensation       --    --       --        --       --      --     --      242    --      242      242

Increase in
 unrealized
 loss on
 securities
 available
 for sale,
 net of related
 income taxes       --     --       --       --       --       --     --       --    21      21       21

Net for the period  --     -- (177,432)  (2,891)      29       13     93      242    21   1,688   (2,369)
             --------------------------------------------------------------------------------------------
Balances at
 September
 30, 198     2,076,969   $ 21 (366,762) $(5,394) $11,404  $13,336   $187  $ (619)  $ 19  $1,688  $18,580
             --------------------------------------------------------------------------------------------


See accompanying selected notes to consolidated financial statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                            Nine months ended
                                                               September 30,
                                                             1997       1998
CASH FLOWS FROM OPERATING ACTIVITIES:                       ------     ------
Net income                                                 $ 1,114    $ 1,303
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation                                                 199        232
  Provision for loan losses                                    182        224
  Provision for deferred income taxes (benefit)               (194)        30
  Amortization/accretion of  premiums/discounts on investment
    and mortgage-backed securities                             (31)        (5)
  Amortization of deferred loan fees                           (74)       (92)
  Fair market value of ESOP shares committed for release
    and charged to employee compensation                       140        122
  Amortization of unearned compensation - MRDP                 193        242
  (Gains) losses on real estate owned                            2          2
  (Increase) decrease in:
    Loans held for sale                                        232       (249)
    Accrued interest receivable                                (65)       (79)
    Other assets                                               480        115
  Increase (decrease) in:
    Income taxes currently payable                             141         16
    Other liabilities                                         (536)       134
                                                           -------    -------
Net cash provided by operating activities                    1,782      1,995
                                                           -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in total loans                        (482)      (611)
Proceeds from sale of:
  Investment and mortgage-backed securities                    344        385
  Investment securities                                      1,992      4,985
  Real estate owned                                             20       (283)
Proceeds from maturities of:
  Investment and mortgage-backed securities                      -          -
Acquisition of:
  Federal Home Loan Bank stock                                (855)       200
  Premises and equipment                                      (301)      (636)
                                                           -------    -------
Net cash provided by (used in) investing activities            718      4,040
                                                           -------    -------

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                            Nine months ended
                                                              September 30,
                                                             1997       1998
CASH FLOWS FROM FINANCING ACTIVITIES:                       ------     ------
Net increase (decrease) in deposit accounts                  9,815    (10,747)

Cash dividends paid                                           (653)    (1,166)
Proceeds from FHLB advances                                 (4,115)    15,886
Reductions in other borrowings                              (4,000)     1,500
Acquisition of treasury stock                               (1,078)    (2,891)
                                                           -------    -------
Net cash provided by (used in)  financing activities           (34)     2,582
                                                           -------    -------
INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS            2,466      8,617

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              4,220      6,420
                                                           -------    -------
CASH AND CASH EQUIVALENTS - END OF PERIOD                  $ 6,686   $ 15,037
                                                           -------    -------
SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Noncash transactions:
  Increase (decrease) in net unrealized loss on
    securities available for sale                          $    25    $    21

  Loans foreclosed and transferred to real estate owned    $   294    $   686

Cash paid during the period for:
  Interest                                                 $ 6,222    $ 5,974
  Income taxes                                             $   540    $   625

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of September 30, 1998 and for the quarter and nine months then ended include the accounts of the Registrant, First Southern Bancshares, Inc. (the "Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the "Company".

The September 30, 1997 and 1998 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the September 30, 1997 and 1998 interim financial statements. The results of operations for the quarter and for the nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full year. The December 31, 1997 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997. Such Consolidated Statement of Financial condition included therein was audited and received an unqualified opinion.

NOTE 3 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

                                     Nine months ended September 30,
                                     ------------------------------
                                          1997            1998
                                          ----            ----
     Common shares outstanding         2,076,969       2,076,969
     Treasury shares                    (141,084)       (216,615)
     Unreleased ESOP shares              (32,628)        (22,432)
     Options - uncontingent                2,008           9,757
                                       ---------       ---------
          Basic EPS                    1,905,265       1,847,679

     Options - contingent                 20,198          18,996
     Unreleased ESOP shares               32,628          22,432
                                       ---------       ---------
          Diluted EPS                  1,958,091       1,889,107
                                       =========       =========

NOTE 4 - SUBSEQUENT EVENT

On October 8, 1998, the Company's Board of Directors declared a cash dividend of $.125 per share, payable October 30, 1998 to stockholders of record as of October 20, 1998.

NOTE 5 - COMMITMENTS

At September 30, 1998, the Company had $1.4 million of outstanding net loan commitments, $10.0 million of unused portions on lines of credit, and $35,000 of outstanding letters of credit.

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

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 1997, as well as material changes in results of operations during the three months and nine months ended September 30, 1997 and 1998.

             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

Total assets increased $4,420,000 from $183,673,000 at December 31, 1997, to $188,093,000 at September 30, 1998. This increase is primarily related to the increase in cash and cash equivalents due to the increased borrowings from the Federal Home Loan Bank.

Investment and mortgage-backed securities

The Company did not increase its investments in mortgage-backed securities during the nine months ended September 30, 1998. The decrease in investment securities of $5.0 million from $8.0 million at December 31, 1997 to $3.0 million at September 30, 1998 was due to the maturities of investments in U.S. Government and agency obligations.

Loans

The principal investing activity of the Bank is the origination of residential mortgage loans, commercial real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama. During the nine months ended September 30, 1998, increases from loan originations, particularly in residential mortgages, was offset by the payoff of commercial loans primarily associated with one borrower; therefore, the balance of net loans has increased $700,000 from $159.8 million at December 31, 1997 to $160.5 million at September 30, 1998.

A comparison of the Bank's loan portfolio analysis at December 31, 1997 and September 30, 1998 follows:

                                      12/31/97                9/30/98
                               ---------------------    --------------------
                                Amount       Percent     Amount      Percent
  Mortgage loans:               ------       -------     ------      -------
   Residential                 $ 75,983       47.6%     $ 75,034      46.8%
   Commercial                    39,141       24.5        37,534      23.4
                               --------      -----      --------     -----
     Total mortgage loans       115,124       72.1       112,568      70.2

  Commercial business loans      27,792       17.4        28,923      18.0

  Consumer loans                 19,978       12.5        21,452      13.4
                               --------      -----      --------      -----
     Total loans                162,894      102.0       162,943      101.6

  Less:
  Undisbursed loans               1,404        0.9           772        0.5
  Unamortized loan fees             148        0.1            85        0.1
  Allowance for possible
   losses                         1,584        1.0         1,600        1.0
                               --------      -----      --------      -----
     Net loans receivable      $159,758      100.0%     $160,486      100.0%
                               ========      =====      ========      =====

Non performing assets (comprised solely of loans delinquent 90 days or more and repossessed assets) increased $800,000 from $1.8 million at June 30, 1998 to $2.6 million at September 30, 1998. Non performing assets (as a percent of total non performing assets) at September 30, 1998 include real estate owned (14.4%), residential mortgage loans (44.1%), commercial real estate loans (19.1%), commercial business loans (17.5%), and consumer loans (4.9%). At September 30, 1998, the allowance for loan losses was $1.6 million and represented 1.0% of total net loans and 60.6% of non performing assets.

In the opinion of management, at September 30, 1998, the allowance for loan losses was adequate at that date, however, there can be no assurance that the Company will not be required to increase the allowance in the future.

At September 30, 1998, the Company had $1.4 million of outstanding net loan commitments, $10.0 million of unused portions on lines of credit, and $35,000 of outstanding letters of credit.

Deposits and FHLB advances

Deposit balances decreased $10.7 million from $143.7 million at December 31, 1997 to $133.0 at September 30, 1998. The decrease was primarily in certificates of deposits as the Company had a large block of short term certificates that matured in the quarter ended March 31, 1998. The Company changed it strategy from paying aggressive market rates to retain these certificates of deposits to borrowing long term from the FHLB at a lower interest rate than the market rate for the certificates of deposits.

At September 30, 1998, savings certificates amounted to $94.6 million, or 71.1%, of the Company's total deposits, including $75.3 million which were scheduled to mature by September 30, 1999. Historically, the Company has been able to retain a significant amount of its deposits as they mature.
Management of the Company believes it has adequate resources to fund all loan commitments from savings deposits, FHLB of Atlanta advances and sale of mortgage loans. In addition, the Company has the ability to adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Borrowings from the Federal Home Loan Bank increased $15.9 million from $18.5 million at December 31, 1997, to $34.4 million at September 30, 1998. The borrowed funds were utilized to increase cash and cash equivalents and offset the decrease in deposits of $10.7 million, due substantially to maturities of certificates of deposits. At September 30, 1998, the Company had unused credit availability with the FHLB of Atlanta of $5.6 million.

Stockholders' equity

At September 30, 1998, aggregate stockholders' equity was $18.6 million as compared $20.9 million at December 31, 1997. The reduction in stockholders' equity from the payment of $1.2 million in regular and special dividends and the net acquisition of treasury stock of $2.9 million was offset by net income of $1.3 million, and $385,000 of other increases in stockholders' equity (other comprehensive income) related primarily to the unearned employee stock benefit compensation plans.

The Company has decided to continue with its stock repurchase program which was originated in 1995. During the quarter and nine months ended September 30, 1998, the Company acquired 180,222 and 182,682, respectively, at a cost of $2,939,000 and $2,978,000, respectively, or at an average price per share of $16.31 and $16.30, respectively. The current program will continue until August 1999, at which time the Company will decide whether to terminate or continue the program.

During the quarter ended September 30, 1998, a Company officer and director exercised stock options granted under the Company's Stock Option Plan. A total of 5,250 shares were purchased by the officer and director for $61,688 or $11.75 per share. The market value of the shares was $86,718.75.

The Bank is required to maintain specific amounts of capital pursuant to FDIC requirements and the Company is required to maintain specific amounts of capital pursuant to the regulations of the Federal Reserve Board. As summarized below, the Company and Bank are in compliance with all such requirements at September 30, 1998:

First Southern Bancshares, Inc. (dollars in thousands)
                                                                Percentage of
                                                                adjusted total
                                                     Amount        assets
  Primary capital ratios:
  GAAP capital                                       $ 18,580
Adjustments:
  Mortgage servicing rights                                (9)
  Net unrealized loss on securities available
   for sale                                               (19)
                                                     --------
  Tier 1 capital                                       18,552         9.86%

Minimum Tier 1 (leverage) requirement                   7,524         4.00
                                                     --------        -----
  Excess                                             $ 11,028         5.86%
                                                     ========         ====
  Risk-based capital ratios:
  Core (Tier I) capital                              $ 18,552        12.60%
  Minimum core capital                                  5,891         4.00
                                                     --------        -----
  Excess                                             $ 12,661         8.60%
                                                     ========         ====
  Risk-based capital                                 $ 20,152        13.68%
  Minimum risk-based capital requirement               11,782         8.00
                                                     --------        -----
  Excess                                             $  8,370         5.68%
                                                     ========         ====

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

First Southern Bank (dollars in thousands)

  Total capital (to risk-weighted assets)            $ 21,417        14.55%
  To be well capitalized under the FDICIA
    prompt corrective action provisions                14,719        10.00%
                                                     --------        -----
  Excess                                             $  6,698         4.55%
                                                     ========        =====
  Tier 1 capital (to risk-weighted assets)           $ 19,817        13.46%
  To be well capitalized under the FDICIA
    prompt corrective action provisions              $  8,832         6.00%
                                                     --------        -----
  Excess                                             $ 10,985         7.46%
                                                     ========        =====
  Tier 1 capital (to average assets)                 $ 19,817        10.50%
  To be well capitalized under the FDICIA
    prompt corrective action provisions              $  9,436         5.00%
                                                     --------        -----
  Excess                                             $ 10,381         5.50%
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

As an Alabama state-chartered bank which is not a member of the Federal Reserve System, the Bank is required by the Alabama State Banking Board to maintain at all times a reserve (comprised of cash on hand) based upon average daily deposits of the Bank. Since becoming subject to this regulation, the Bank has complied with this requirement. At September 30, 1998, the Bank's qualifying reserves of $1.4 million significantly exceeded the required reserve of $272,000.

Year 2000 Issue

The Company and Bank are subject to risks associated with the "Year 2000" software problem, a term which refers to uncertainties about the ability of various software systems to interpret dates correctly after the beginning of the Year 2000. Many existing computer programs (information technology "IT systems") and embedded technology such as microcontrollers ("non-IT systems") use only two digits to identify a year in the data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, computer and/or equipment applications could fail or create erroneous results in the year 2000. The Company has completed an initial study of its computerized IT systems, equipment non-IT systems, including third party servicers, and prepared a plan to address the Year 2000 problem. The expense to modify and test its computer programs and systems are estimated to be $50,000 through 1999.

Bancshares contingency plan includes the use of alternative vendors, another bank's system or manual entry until an acceptable alternative is established. The Year 2000 Issue affects virtually all companies. Bancshares does not estimate that the costs associated with the Year 2000 Issue will materially impact future operating results. Such costs will be recognized as incurred.

The Company's process of evaluating potential effects of Year 2000 issues on customers of the Bank is in its early stages, and it is therefore impossible to quantify the potential adverse effects of incompatible IT and non-IT systems on loan customers. The failure to prepare adequately for Year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms. Until sufficient information is accumulated from customers of the banks to enable the Company to assess the degree to which customers' operations are susceptible to potential problems, the Company will be unable to quantify the potential losses from loans to commercial customers.

                    COMPARISON OF OPERATING RESULTS FOR THE
                THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

General

Consolidated net income for the quarter ended September 30, 1998, increased 3.2% to $454,000 from $440,000 in the comparable quarter in 1997. Basic earnings per share for the third quarter of 1998 was $0.25 as compared to $0.23 for the comparable period in 1997, and diluted earnings per share for the third quarter of 1998 was $0.25 as compared to $0.23 for the comparable period in 1997.

Net Interest Income

The third quarter net interest income after provision for loan losses was $1.8 million, as compared to the $1.7 million reported for the comparable period in 1997.

Interest Income

Interest income of $3.9 million for the quarter ended September 30, 1998, was consistent with the comparable quarter in 1997. Average interest earning assets in the third quarter of 1998 were $175.4 million as compared to $176.3 million in 1997. The average yield on interest-earning assets was 8.75% in 1998 and 8.77% in 1997.

Interest on loans for the quarter ended September 30, 1998, of $3.7 was consistent with the comparable quarter in 1997. The third quarter average loan balance was $162.0 million in 1998 as compared to $161.2 million in 1998, and the average yield on total loans was 9.07% in 1998 and 9.19% in 1997.

Interest on mortgage-related securities decreased by $10,000 from $33,000 during the three months ended September 30, 1997 to $23,000 during the same period in 1998 as a result of the average balance of mortgage-related securities decreasing by $485,000 during the three months ended September 30, 1998 ($1.1 million) as compared to the three months ended September 30, 1997 ($1.6 million).

Income from the investment securities portfolio decreased by $49,000 from $104,000 during the three months ended September 30, 1997 to $55,000 during the same period in 1998 as the result of the decrease in the average balance from $7.8 in third quarter of 1997 to $3.8 in the third quarter of 1998. The yield on investment securities was 5.35% in the third quarter of 1997 and 5.8% in the third quarter of 1998.

Other interest income is comprised of earnings on the overnight account at the FHLB of Atlanta, FHLB dividends, FHLB time deposits, and earnings on money market funds. The $76,000 increase in other interest income in the third quarter of 1998 to $164,000 when compared to the third quarter of 1997 other interest income of $88,000 is due to an increase in the average balance of FHLB deposits (time deposits and overnight accounts) by $6.6 million from $2.2 million in third quarter of 1997 to $8.8 million in the third quarter of 1998. The increase in the average balance of FHLB deposits was due to the temporary investment of the increased borrowings from the FHLB.

Interest Expense

Interest expense for the third quarter 1998 was $2.0 million compared with $2.2 million for the third quarter of 1997, representing a decrease of $140,000 or 6.4%. This decrease represents the net result of management's decision not to pursue certificates of deposits with highly competitive rates and to fund the reduction in deposits with borrowings from the FHLB as the interest rates on borrowings had been reduced.

Interest on deposits decreased $274,000 or 15.2% from $1.8 million in the third quarter 1997 to $1.5 million in the third quarter of 1998. The decrease reflects a decrease in the average balance of deposits and interest costs on the average deposit balance in the third quarter of 1998 as compared to the third quarter of 1997. Average deposits in the third quarter of 1998 were $131.7 million as compared to the third quarter of 1997 of $138.7 million. The interest cost on average deposit balances was 4.64% in the third quarter of 1998 and 5.20% in the third quarter of 1997.

Interest expense related to advances from the FHLB of Atlanta and other borrowings increased by $134,000 to $513,000 in the third quarter of 1998 as compared to the 1997 third quarter total of $379,000. The increase in interest expense reflects an increase of $9.4 million in the average borrowings from the FHLB from $25.7 million in the third quarter of 1997 to $35.1 million in 1998. This cost of the increase in the average borrowing from the FHLB was partially offset by a decrease in the average interest costs on FHLB borrowings from 5.87% in the third quarter of 1997 as compared to 5.70% in 1998.

Provision for Loan Losses

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. For the third quarter of 1998, the Company provided $103,000 for its anticipated loan losses, as compared to $61,000 for the third quarter in 1997. The increase in the provision during the third quarter over the comparable quarter of 1997, was due to loan charge offs of $99,000 incurred in 1998, mostly in consumer and commercial non-real estate loans. Additional charge offs may be incurred and additional provisions for loan losses made based on management's analysis of the various factors which effect the loan portfolio and management's desire to maintain the allowance at a level considered adequate to provide for losses.

Non-interest Income

Non-interest income increased by $58,000 in the third quarter of 1998 to $230,000 as compared to $172,000 reported in the comparable quarter of 1997. This increase was principally the result of an increase in loan fees and service charges from $113,000 in the third quarter of 1997 to $158,000 in the third quarter of 1998. This increase is due largely to the increased activity in refinanced loans resulting from lower mortgage rates.


Non-interest Expense

The third quarter non interest expenses for 1998 increased $153,000 or 13.6% to $1.3 million from $1.1 million in the third quarter 1997. The overall increase is related to the opening of an additional branch including additional employees and occupancy expense.

Income Taxes

Income tax expense for the third quarter of 1997 and 1998 was $298,000 and $270,000, respectively. Such amounts represent an estimated effective tax rate of approximately 38% for 1998 and 40% for 1997.

                    COMPARISON OF OPERATING RESULTS FOR THE
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

General

Consolidated net income for the nine months ended September 30, 1998, increased 17% to $1,303,000 from $1,114,000 for the comparable nine months in 1997. Basic earnings per share for the nine months ended September 30, 1998, was $0.70 as compared to $0.58 for the comparable period in 1997, and diluted earnings per share for the nine months ended September 30, 1998 was $0.69 as compared to $0.57 for the comparable period in 1997.

Net Interest Income

For the nine months ending September 30, 1998, net interest income after provision for loan losses increased to $5,232,000 from $5,227,000 reported for the comparable period in 1997. Non interest expenses for the nine months ended September 30, 1998 decreased $209,000 to $3,826,000 in 1998 from a comparable 1997 level of $4,035,000, primarily due to the decrease in employee compensation and benefit expense related to the expense recognized in 1997 for the planned termination of the Company's defined benefit retirement plan.

Interest Income

Interest income for the nine months ended September 30, 1998 was $11.5 million compared with $11.6 million for the nine months ended September 30, 1997, representing a decrease of $81,000 or 0.7%. The decrease was primarily attributable to a decrease in average interest earning assets in the first nine months of 1998 to $173.7 million as compared to $174.1 in 1997, primarily due to a reduction in average net loans. In addition, the average yield on interest-earning assets decreased from 8.77% for the nine months ended September 30, 1997 to 8.75% for the nine months ended September 30, 1998, as a result of a shift in the portfolio from loans to lower yielding FHLB time deposits. This shift is the result of commercial loan payoffs as further discussed below.

Interest on loans decreased $176,000 to $10.8 million during the nine months ended September 30, 1998 as compared to the same period in 1997 ($11.0 million). The decrease was primarily attributable to a decrease of $2.9 million in average loan balances in the first nine months of 1998 ($160.9 million) from the comparable period in 1997 ($163.8 million). The decrease was partially offset as the average yield on total loans increased from 8.96% in the first nine months of 1997 to 8.98% during the first nine months of 1998, as a result of the increase within the loan portfolio to higher yielding commercial mortgage and commercial business loans.

Interest on mortgage-related securities decreased by $31,000 from $107,000 during the nine months ended September 30, 1997 to $76,000 during the same period in 1998 as a result of the average balance of mortgage-related securities decreasing by $491,000 during the nine months ended September 30, 1998 ($1.7 million) as compared to the nine months ended September 30, 1997 ($1.3 million). Additionally, the average yield from such securities decreased from 8.13% in the first nine months of 1997 to 8.06% in the first nine months of 1998 as a result of payoffs in the mortgage-related securities.

Income from the investment securities portfolio decreased by $25,000 from $244,000 during the nine months ended September 30, 1997 to $219,000 during the same period in 1998 as the result average balance of investment securities decreasing by $1.5 million during the nine months ended September 30, 1998 ($5.1 million) as compared to the nine months ended September 30, 1997 ($6.6 million). This decrease was partially offset by the increase in the average yield on investment securities from 4.95% in the first nine months of 1997 to 5.74% in the first nine months of 1998 as a result of the changes in the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account at the FHLB of Atlanta, FHLB dividends, FHLB time deposits, and earnings on money market funds. The $151,000 increase in other interest income in the first nine months of 1998 to $386,000 when compared to the first nine months of 1997 other interest income of $235,000 is due to the increased interest earnings on FHLB deposits (time deposits and overnight accounts) due to a increase in average invested balances from $2.0 million in the first nine months of 1997 to $6.5 million in the comparable 1998 period. The increase was partially offset by a decrease in FHLB dividends from $122,000 during the first nine months of 1997 to $88,000 in the first nine months of 1998, and a decrease in the yield on the average balance of FHLB overnight and time deposits from 7.63% in the first nine months of 1997 to 6.03 in the comparable period of 1998.

Interest Expense

Interest expense for the nine months ended September 30, 1998 of $6.1 million was consistent with the comparable period in 1997. Interest on deposits for the nine months ended September 30, 1998 was $4.8 million compared with $4.9 million for the nine months ended September 30, 1997, representing a decrease of $129,000 or 2.6%. The decrease is due to a $708,000 million decrease in average deposits in the first nine months of 1997 ($136.4 million) as compared to the first nine months of 1998 ($135.7 million). In addition, the 1998 average interest cost decreased to 4.72% from 4.82% in the comparable period of 1997.

Other interest expense primarily relates to FHLB of Atlanta borrowings and was consistent at $1.3 million in the first nine months of 1998 and 1997. An increase in the average borrowings to $29.0 million during the nine months ended September 30, 1998 from $28.3 million in the nine months ended September 30, 1997 was offset by a decrease in interest costs on average FHLB advances decreased from 5.84% in 1997 to 5.73% in 1998 as advances were refinanced at lower fixed rates.

Provision for Loan Losses.

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. For the first nine months of 1998, the Company provided $224,000 for its anticipated loan losses, as compared to $182,000 for the first nine months in 1997. The increase in the provision was due to loan charge offs of $228,000 incurred in 1998, mostly in consumer and commercial non-real estate loans. Additional charge offs may be incurred and additional provisions for loan losses made based on management's analysis of the various factors which effect the loan portfolio and management's desire to maintain the allowance at a level considered adequate to provide for losses.

Non-interest Income.

Non-interest income increased by $76,000 in the first nine months of 1998 to $693,000 as compared to $617,000 reported in the comparable nine months of 1997. This increase was the result of an increase in loan and service fees of $124,000 from $354,000 in the first nine months of 1997 as compared to $478,000 for the comparable period in 1998, and the reduction of $42,000 in net gains on sale of loans in the first nine months of 1998 as compared to the comparable period of 1997. The increase in loan and service fees are due largely to processing fees on consumer and commercial loans. Gain on sale of loans has decreased as portfolio sales of loans were curtailed as the Bank had excess funds from the additional borrowings from the FHLB of Atlanta.

Non-interest Expense.

Non-interest expenses decreased $209,000 or 5.2% to $3.8 million for the first nine months of 1998 compared to $4.0 million for the comparable period in 1997. The decrease is primarily related to the decrease in employee compensation and benefit expense, as in the first nine months of 1997, the Company recognized the expense for the planned termination of the defined benefit retirement plan.

Income Taxes

Income tax expense for the nine months ended September 30, 1997 and 1998 was $695,000 and $796,000, respectively. Such amounts represent an estimated effective tax rate of approximately 38% for both 1998 and 1997.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K
(a)  Exhibits
     (3a)      Certificate of Incorporation of the Company*
     (3a)(i)   Certificate of Amendment of Certificate of Incorporation****
     (3b)      Bylaws of the Company*
     (3b)(i)   Amendment to Bylaws dated September 10, 1998
     (10a)     1996 Stock Option Plan of the Company**
     (10b)     1996 Management Recognition and Development Plan of the
                  Company**
     (10c)     Employment Agreement with Charles L. Frederick, Jr.***
     (10d)     Employment Agreement with Thomas N. Ward***
     (27)      Financial Data Schedule
     ---------------------
     * Incorporated by reference to the Company's Registration Statement on Form S-1, as amended.
     ** Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.
     *** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
     **** Incorporated by reference to the Company's Quarterly Report on Form
          10-QSB for the period ended March 31, 1997.

(b)  Report on Form 8-K
     No Forms 8-K were filed during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FIRST SOUTHERN BANCSHARES, INC.



Date  November 14, 1998                 /s/ Charles L. Frederick, Jr.
                                        -------------------------------------
                                        Mr. Charles L. Frederick, Jr.
                                        President and Chief Executive Officer




Date  November 14, 1998                 /s/ Ms. Glenda Young
                                        -------------------------------------
                                        Ms. Glenda Young
                                        Senior Vice President and Chief
                                        Accounting Officer

                                                             Exhibit (3b)(i)
                      FIRST SOUTHERN BANCSHARES, INC.

     RESOLVED, that Article III, Section 2 of the Bylaws is hereby amended to read as follows:

     "SECTION 2. Number, Term and Election. The number of directors shall be fixed by resolution of the board of directors adopted from time to time and shall be divided into three classes as nearly equal in number as possible.
The members of each class shall be elected for a term of three years and until their successors are elected or qualified. The board of directors shall be classified in accordance with the provisions of the Corporation's Certificate of Incorporation. The board of directors may increase the number of members of the board of directors but in no event shall the number of directors be increased in excess of twenty-five."

     Adopted by the Board of Directors on September 10, 1998.