Form 10KSB40
period 1998-12-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 1999-03-31
CIK 934302

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number:  0-25478


                        FIRST SOUTHERN BANCSHARES, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Delaware                                                   63-1133624
---------------------------------------------                    -----------------------------------
      (State or other jurisdiction of                            (I.R.S. Employer Identification No.)
       incorporation or organization)



102 South Court Street, Florence, Alabama                                       35630
-----------------------------------------                        -----------------------------------
(Address of principal executive offices)                                     (Zip Code)



Registrant's telephone number, including area code                          (256) 764-7131



Securities registered pursuant to Section 12(b) of the Act:                      None



Securities registered pursuant to Section 12(g) of the Act:      Common Stock, par value $0.01 per share
                                                                 ---------------------------------------
                                                                           (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
             ---    ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. X
                  ---

The aggregate market value of the outstanding voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on The Nasdaq National Market under the symbol "FSTH" on March 19, 1999, was $15,390,698 (1,194,930 shares at $12.88 per share). It is assumed for purposes of this calculation that the issuer's executive officers, directors and 5% stockholders are affiliates.

The issuer's revenues for the fiscal year ended December 31, 1998 were $16,133,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998 ("Annual Report"). (Parts I and II)
2. Portions of Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement"). (Parts III and IV)

Transitional Small Business Disclosure Format  Yes       No  X
                                                  -----    -----

     This report contains certain "forward-looking statements" concerning the future operations of First Southern Bancshares, Inc. and its wholly-owned subsidiary, First Southern Bank Forward-looking statements are used to describe future plans and strategies, including expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which First Southern Bancshares, Inc. and First Southern Bank operate, as well as nationwide, First Southern Bancshares, Inc.'s and First Southern Bank's abilities to control costs and expenses, competitive products and pricing, loan delinquency rates, changes in federal and state legislation and regulation, and the impact of Year 2000 issues. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

                                    PART I

Item 1.  Description of Business
--------------------------------

General

          First Southern Bancshares, Inc. ("Company"), a Delaware corporation, was organized on November 22, 1994 for the purpose of becoming the holding company for First Federal Savings and Loan Association of Florence ("Association") upon the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock savings and loan association ("Stock Conversion") and then to an Alabama chartered commercial bank ("Bank Conversion"). The Stock Conversion was consummated on April 13, 1995 through the issuance and sale by the Company of 2,049,875 shares of common stock, $0.01 par value, at $10.00 per share to depositors of the Association and the Association's employee stock ownership plan. The Bank Conversion was consummated on June 10, 1995, with the Association changing its name to "First Southern Bank" ("Bank"). At December 31, 1998, the Company had total assets of $178.4 million, total deposits of $127.6 million and stockholders' equity of $18.0 million. The Company has not engaged in any significant activity other than holding all of the outstanding capital stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

          The Company is a registered bank holding company regulated by the Federal Reserve Board ("FRB"). The Bank's primary regulator is the Superintendent of Banks of the State of Alabama ("Superintendent"). The Bank's deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Company ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System. The executive offices of the Company and the Bank are located at 102 South Court Street, Florence, Alabama 35630 and their telephone number is (256) 764-7131.

          The Bank conducts its business through six office facilities located in Lauderdale and Colbert Counties in northwestern Alabama, which the Bank considers as its primary market area. See "-- Properties." The two largest industries in this area are Reynolds Aluminum Co. and the Tennessee Valley Authority. The University of North Alabama and the Eliza Coffee Memorial Hospital are located in Florence, Alabama, and both have a significant economic impact on the Bank's primary market area. The textile industry has become an increasingly significant segment of the local economy, with many small textile businesses located in the Bank's primary market area. The Bank faces strong competition for the attraction of savings deposits and the origination of loans in its primary market area. See "-- Competition."

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

Lending Activities

          General. The Bank's primary lending activity is the origination of mortgage loans for the purchase and re-finance of one- to four-family owner-occupied residences. The Bank also actively originates commercial loans, construction loans, consumer loans, and multi-family residential real estate loans, principally in the Bank's primary market area, as part of its commercial banking strategy. These other types of lending are generally considered to involve greater credit risks than one- to four-family mortgage lending. See "-- Lending Activities -- Multi-Family Loans," "--Commercial Real Estate and Commercial Business Loans."

          Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio as of the dates indicated.

                                                                  At December 31,
                                        ----------------------------------------------------------------
                                                1996                  1997                   1998
                                        -------------------  --------------------   --------------------
                                          Amount    Percent    Amount     Percent     Amount    Percent
                                        ---------  --------  ---------  ---------   ---------  ---------
                                                                (Dollars in thousands)
Mortgage loans:
   One- to four-family residential(1)..  $ 66,863    41.86%  $ 58,339      36.52%    $ 53,019     34.60%
   Multi-family residential............    13,045     8.17     11,020       6.90        6,473      4.22
   Commercial..........................    33,434    20.93     37,535      23.49       33,516     21.87
                                         --------   ------    -------     ------      -------    ------
      Total non-construction
         mortgage loans................   113,342    70.96    106,894      66.91       93,008     60.69
                                         --------   ------    -------     ------      -------    ------

Construction loans:
   One- to four-family residential.....     4,970     3.12      6,624       4.14       10,032      6.54
   Multi-family residential............       327     0.20         --         --           --        --
   Commercial..........................        --       --      1,606       1.01        2,050      1.34
                                         --------   ------    -------     ------      -------    ------
      Total construction loans.........     5,297     3.32      8,230       5.15       12,082      7.88
                                         --------   ------    -------     ------      -------    ------
Total mortgage loans...................   118,639    74.28    115,124      72.06      105,090     68.57
                                         --------   ------    -------     ------      -------    ------
Commercial business loans..............    27,157    17.00     27,792      17.40       29,010     18.93
                                         --------   ------    -------     ------      -------    ------

Consumer loans:
   Home equity and second
      mortgage loans...................     9,023     5.65      9,999       6.26       10,140      6.62
   Automobile loans....................     2,455     1.54      3,152       1.97        3,953      2.58
   Savings loans.......................       599     0.38        739       0.46          886      0.58

   Other...............................     5,624     3.52      6,088       3.81        6,787      4.43
                                         --------   ------    -------     ------      -------    ------
      Total consumer loans.............    17,701    11.09     19,978      12.50       21,766     14.21
                                         --------   ------    -------     ------      -------    ------
Total loans............................   163,497   102.37    162,894     101.96      155,866    101.71
                                         --------   ------    -------     ------      -------    ------

Less:
   Undisbursed loans in process........     1,928     1.21      1,404       0.88        1,103      0.72
   Unamortized loan origination
      fees, net of direct costs........       192     0.12        148       0.09           69      0.05
   Allowance for possible
      loan losses......................     1,659     1.04      1,584       0.99        1,441      0.94
                                         --------   ------   --------     ------     --------    ------
      Net loans receivable.............  $159,718   100.00%  $159,758     100.00%    $153,253    100.00%
                                         ========   ======   ========     ======     ========    ======
--------------------------------------

(1)  Includes loans held for sale.

          One- to Four-Family Residential Loans. At December 31, 1998, $53.0 million, or 34.6% of the Bank's net loans receivable (including loans held for sale) consisted of loans secured by one- to four-family residential real estate. A substantial portion of this amount consisted of adjustable rate one- to four-family mortgage ("ARM") loans.

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

          The Bank currently offers ARM loans with initial rates determined by the Bank based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The Bank originates ARM loans that adjust annually with a maximum upward adjustment of 2% per year and a 6% maximum adjustment over the life of the loan. Many of the ARM loans have interest rate adjustment floors that do not permit the rate to be adjusted below a certain rate. ARM loans are tied either to the one-year U.S. Treasury Bill Index or the Cost of Funds Index. At December 31, 1998, the initial
interest rate on the Bank's ARM loans was 6.00% per annum.   The Bank does not
originate negative amortization loans. The Bank originated $8.8 million of one- to four-family ARM loans for the year ended December 31, 1998.

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

          The Bank also originates conventional fixed-rate mortgage loans on one- to four-family residential properties and is a direct endorsed lender for Federal Home Administration ("FHA") and Veterans Administration ("VA") loans. All FHA and VA loans are currently originated through the Muscle Shoals branch office. The Bank originated $29.4 million of fixed-rate one-to four-family mortgage loans for the year ended December 31, 1998. Substantially all FHA and VA loans were originated for sale. See "-- Loan Originations, Sales and Purchases."

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

          Multi-Family Loans. At December 31, 1998, $6.5 million, or 4.2% of the Bank's net loans receivable consisted of loans secured by multi-family properties. Multi-family loans are comprised primarily of loans secured by income producing properties such as apartments with five to 50 units. Multi-family real estate loans are generally made in amounts between $300,000 and $700,000, are originated at 80% of the appraised value of the property or selling price, whichever, is less, and are generally originated for ten- to 25-year terms.

          Multi-family lending is generally viewed as exposing the lender to a greater risk of loss than one- to four-family residential lending. Such loans typically involve higher loan principal amounts and loan repayment is largely dependent on sufficient income generated by the project to cover operating expenses and loan repayments. Market values may vary as a result of economic events or governmental regulations outside of the control of the borrower or lender, such as rent control laws, which impact the future cash flows of the affected properties. Corresponding to the greater lending risk is a generally higher interest rate applicable to multi-family lending. The Bank generally requires that the security property generate positive cash flow after debt service and other expenses. The Bank's underwriting criteria includes an evaluation of the borrower's reputation, the amount of borrower's equity in the project, sales and leasing information, and cash flow projections. At
December 31, 1998, the Bank had no nonperforming (i.e. loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) multi-family residential loans.

          At December 31, 1998, the three largest multi-family loans were a $1.4 million loan secured by an apartment building in Muscle Shoals, Alabama, a $1.2 million loan secured by an apartment building complex in Sheffield, Alabama, and a $1.0 million loan secured by an apartment building in Tampa, Florida. All three loans were current at December 31, 1998.

          Construction Loans. At December 31, 1998, the Bank had $12.1 million of construction loans, or 7.9% of net loans receivable. The Bank originates residential construction mortgage loans to residential owner-occupants (custom construction loans) and to local contractors building residential properties for resale, as well as construction loans for multi-family residential properties and land development on properties located within its primary market area. Construction loans to owner-occupants generally have a term of six months and then are converted to permanent loans. The construction loans to builders generally are in amounts below $200,000 and are made with a six-month term. The Bank's construction loans bear interest rates which adjust with the U.S. Treasury Index. Approximately $6.5 million, or 16.5%, and $8.3 million, or 15.9% of the mortgage loans originated by the Bank for the years ended December 31, 1996 and 1997, respectively, were construction loans as compared to $10.8 million, or 16.8% for the year ended December 31, 1998.

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

          At December 31, 1998, the Bank had three construction loans with committed balances of more than $1.0 million, all of which were current at that date. The first is a 34% participation interest in a $5.0 loan commitment secured by land and a shopping center in Killen, Alabama. The Bank's interest amounts to $1.8 million. At December 31, 1998, there was $120,000 outstanding under the commitment, in which the Bank had a 34% interest. The second is a $1.2 million loan secured by an apartment building located in Greensboro, Alabama, with an outstanding balance of $399,000 at December 31, 1998. The third is a $1.2 million loan secured by a residential sub-division development located in Tuscumbia, Alabama, with an outstanding balance of $973,000 at December 31, 1998.

          Consumer Loans. Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than the long-term, fixed-rate mortgage loans. The Bank's consumer loans consist of loans secured by automobiles, boats and recreational vehicles, mortgages on residences and savings accounts, and unsecured loans for any personal or household purposes.
At December 31, 1998, consumer loans totaled $21.8 million, or 14.2% of net loans receivable. The Bank has not actively marketed its consumer loans and the majority of such loans originated by the Bank have been made to its existing customers. The Bank, however, subject to market conditions, intends to actively market consumer loans beyond its existing customer base to prospective borrowers within its primary market area.

          The Bank offers closed-end, fixed-rate home equity and second mortgage loans that are made on the security of residences. Loans normally do not exceed 89% of the appraised value of the residence, less the outstanding principal of the first mortgage and have terms of up to 15 years requiring monthly payments of principal and interest. At December 31, 1998, total outstanding home equity and second mortgage loans amounted to $10.1 million, or 6.6% of net loans receivable.

          The Bank offers automobile loans on both new and used vehicles. Automobile loans are generally made at fixed interest rates, with terms up to 60 months and loan-to-value ratios up to 90%.

          The Bank makes savings account loans for up to 97% of the depositor's savings account balance. The interest rate is normally 2% above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. Savings account loans are payable in monthly payments of principal and interest or in a single payment. At December 31, 1998, total loans on savings accounts amounted to $886,000, or 0.6% of net loans receivable.

          Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 1998, $105,000, or 0.5% of the Bank's consumer loan portfolio was accounted for on a nonaccrual basis or was contractually past due 90 days or more.

          Commercial Real Estate Loans. The Bank originates loans secured by commercial real estate located primarily within the Bank's market area, and to a lesser extent outside of Alabama. Commercial real estate loans are generally secured by small commercial properties such as doctor's offices and strip shopping centers. Commercial real estate loans are written for terms of five, ten or 20 years with interest rates tied to the comparable U.S. Treasury Constant Maturity Index or prime rates. Since the size of commercial real estate loans creates greater potential for loss, the Bank attempts to apply conservative underwriting standards to this type of lending. The Bank primarily limits such lending to properties located in its primary market area and to borrower's who are well known to the Bank. The Bank generally requires annual financial statements from its commercial real estate borrowers and personal guarantees if the borrower is a corporation. Commercial real estate lending generally involves greater risk than residential mortgage lending. The risks associated with the commercial real estate lending as similar to those associated with multi-family real estate lending. See "-- Multi-Family Loans."

          At December 31, 1998, loans secured by commercial real estate totaled $33.5 million, or 21.9% of net loans receivable. A substantial portion of such commercial real estate loans are secured by properties located in the Bank's primary market area.

          At December 31, 1998, the three largest commercial real estate loans were a $1.7 million loan secured by restaurants in Florence and Decatur, Alabama, a $2.2 million loan secured by a country club and golf course located in Muscle Shoals, Alabama, and a $1.4 million loan secured by five furniture stores in Northern Alabama. All three loans were current at December 31, 1998.

          At December 31, 1998, nonperforming (i.e. loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) commercial real estate loans totaled $243,000. See " -- Nonperforming Assets and Delinquencies."

          Commercial Business Loans. At December 31, 1998, the commercial business loan portfolio totaled approximately $29.0 million, or 18.9% of net loans receivable. Commercial business loans generally include equipment loans with terms ranging up to seven years and working capital lines of credit secured by inventory and accounts receivable. Commercial business loans are generally made in amounts up to $100,000. Unsecured lines of credit are made for up to $300,000. Working capital lines of credit are generally renewable and made for a one-year term without a requirement that the borrower extinguish any outstanding balance for a particular time period during the year. Interest rates on commercial business loans are generally indexed to the prime rate. As with commercial real estate loans, the Bank generally requires annual financial statements from its commercial business borrowers and personal guarantees if the borrower is a corporation.

          At December 31, 1998, the three largest commercial business loans had outstanding balances of $1.0 million, $765,000 and $738,000 and were collateralized by non-real estate business assets. At December 31, 1998, each loan was performing in accordance with its terms.

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

          At December 31, 1998, nonperforming (i.e. loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) commercial business loans aggregated $1.2 million.

Loan Maturity

          The following table sets forth scheduled contractual amortization of loans and mortgage-backed securities at December 31, 1998 and the dollar amount of such securities and loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year. All loans held for sale are also reported as due within one year.

                                                             At December 31, 1998
                                          --------------------------------------------------------
                                                                Commercial             Mortgage-
                                            Mortgage  Consumer   Business    Total      Backed
                                             Loans     Loans       Loans     Loans     Securities
                                          ----------  --------  ----------  ---------  -----------
                                                              (In thousands)
Amounts due:
   Within one year(1)....................  $ 28,449   $ 9,725     $20,050    $ 58,224      $112
   After one year through three years....    15,719     6,083       5,290      27,092       123
   After three years through five years..    18,193     4,878       3,206      26,277       177
   After five years......................    42,729     1,080         464      44,273       533
                                           --------   -------     -------    --------      ----
      Total..............................  $105,090   $21,766     $29,010    $155,866      $945
                                           ========   =======     =======    ========      ====


Interest rate terms on amounts
   due after one year:
   Fixed.................................  $ 35,456   $11,522     $ 6,233    $ 53,211      $764
   Adjustable............................    41,185       519       2,727      44,431        69

----------------------------

(1)  Includes loans held for sale.

          Loan Solicitation and Processing. Loan applicants come through direct solicitation by Bank personnel and referrals by realtors and builders. All types of loans may be originated in the Bank's main office and in the Rogersville and Muscle Shoals branch offices. The Killen, Mall and Tuscumbia branch offices do not provide loan origination services. All loans are serviced from the main office in Florence. Applications for fixed-rate and adjustable-rate mortgages on one- to four-family properties are underwritten and closed based on Freddie Mac standards, and other loan applications are underwritten and closed based on the Bank's own guidelines. Residential mortgage loans are required to have title insurance, as well as fire and extended coverage insurance. All mortgage loans require fire and extended coverage on appurtenant structures.

          Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral is undertaken by a fee appraiser approved by the Bank and licensed or certified by the State of Alabama.

          Residential loans up to $300,000 may be approved by the President, the Senior Lending Officer, the Senior Consumer Loan Officer or the Senior Commercial Non-Real Estate Officer, with any two approving. Secured consumer and real estate commercial loans up to $200,000 and $300,000, respectively, may also be approved by the President, the Senior Lending Officer, the Senior Consumer Loan Officer, or the Senior Commercial Non-Real Estate Officer, with any two approving. Loans over $300,000 for one- to four-family residential units; $400,000 for multi-family units; and $400,000 for commercial units must be approved by the Bank's Loan/Investment Committee, which has the authority to approve loans in the amount of $600,000 or less. Loans in excess of $600,000 must be approved by the Bank's Board of Directors.

          Loan applicants are promptly notified of the decision of the Bank. Interest rates are subject to change if the approved loan is not closed within the time of the commitment.

          Loan Originations, Sales and Purchases. The Bank originates fixed and adjustable rate residential mortgage loans that meet or exceed the applicable underwriting requirements of the FHLMC. The Bank generally sells all FHA and VA loans on a servicing released basis. During the year ended December 31, 1998, the Bank sold $23.3 million of loans, resulting in net gains on sale of $263,000. The total of loans serviced for others as of December 31, 1998 was approximately $16.2 million.

          During the year ended December 31, 1998, the Bank's total mortgage loan originations was $64.5 million, of which 24% was subject to periodic interest rate adjustments and 76% was fixed-rate loans.

          The Bank purchases loan participation interests periodically. At December 31, 1998, the outstanding balance of purchased participation interests was approximately $3.6 million and was secured by various commercial real estate, one- to four-family residential and multi-family properties located in Alabama and Tennessee. At December 31, 1998, all of these participation interests were current.

          The following table sets forth total mortgage loans originated, purchased, sold and repaid during the years indicated.

                                                                     Year Ended December 31,
                                                                 ------------------------------
                                                                     1996       1997       1998
                                                                 --------   --------   --------
                                                                         (In thousands)
Total mortgage loans at beginning of period.............         $119,688   $118,639   $115,124
                                                                 --------   --------   --------
Loans originated:
   Single-family residential............................           17,820     27,707     38,175
   Multi-family residential and commercial real estate..           14,821     16,171     15,450
   Construction loans...................................            6,454      8,316     10,837
                                                                 --------   --------   --------
      Total loans originated............................           39,095     52,194     64,462
                                                                 --------   --------   --------

Loans purchased:
   Single-family residential............................               --         --         --
   Other................................................               --         --         --
                                                                 --------   --------   --------
      Total loans purchased.............................               --         --         --
                                                                 --------   --------   --------
         Total loans originated and purchased...........           39,095     52,194     64,462
                                                                 --------   --------   --------

Loans sold:
   Total whole loans sold...............................           16,897     17,327     22,608
   Other................................................               --         --        683
                                                                 --------   --------   --------
      Total loans sold..................................           16,897     17,327     23,291

Mortgage loan principal repayments......................           22,319     37,593     49,207
Other (increase) decrease)..............................              928        789      1,998
                                                                 --------   --------   --------
   Total net loan decreases.............................           40,144     55,709     74,496
                                                                 --------   --------   --------
Net  loan activity......................................           (1,049)    (3,515)   (10,034)
                                                                 --------   --------   --------

Total gross mortgage loans at end of period.............         $118,639   $115,124   $105,090
                                                                 ========   ========   ========

     Loan Commitments. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from application. A fee of 1% is charged for each loan commitment. At December 31, 1998, the Bank had $1.3 million of outstanding net loan commitments and $12.3 million of unused portions on lines of credit, and $10,000 of outstanding letters of credit. See Note 16 to Notes to Consolidated Financial Statements.

     Loan Origination and Other Fees. The Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Bank varies, though the range generally is between 1 and 2 points. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $69,000 of net deferred mortgage loan fees at December 31, 1998.

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

     The Bank's Board of Directors is informed monthly as to the status of all loans delinquent 90 days or more, of all loans in foreclosure and of all foreclosed and repossessed property owned by the Bank.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15. At December 31, 1998, the Bank had $484,000 of impaired loans within the meaning of SFAS No. 114.

                                                          At December 31,
                                            -------------------------------------------
                                              1994     1995     1996     1997    1998
                                            -------  -------  -------  -------  -------
                                                      (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
   Real estate:
      One- to four-family.................  $   --   $   36   $   --   $   --    $  132
      Commercial..........................      --      270       --      401        --
   Commercial business....................      --       50       --      135       782
   Consumer...............................      --       --       18       25        --
                                            ------   ------   ------   ------    ------
         Total............................      --      356       18      561       914
                                            ------   ------   ------   ------    ------

Accruing loans which were contractually
   past due 90 days or more:
   Real estate:
      One- to four-family.................     258      324      508      216     1,553
      Commercial..........................      --      770      489       --       243
      Construction........................      --       --      327       --       112
   Commercial business....................      19        3       39      148       432
   Consumer...............................      16       33       60      181       105
                                            ------   ------   ------   ------    ------
         Total............................     239    1,130    1,423      545     2,445
                                            ------   ------   ------   ------    ------
         Total of nonaccrual and 90 days
            past due loans................     293    1,486    1,441    1,106     3,359
Real estate owned.........................   1,073    1,098      198      100       710
                                            ------   ------   ------   ------    ------
         Total nonperforming assets.......  $1,366   $2,584   $1,639   $1,206    $4,069
                                            ======   ======   ======   ======    ======
Total loans delinquent 90 days
   or more to net loans...................    0.22%    0.98%    0.90%    0.69%     2.19%

Total loans delinquent 90 days
   or more to total assets................    0.19%    0.82%    0.78%    0.60%     1.88%

Total nonperforming assets
   to total assets........................    0.90%    1.43%    0.89%    0.66%     2.28%


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

     At December 31, 1998, the Bank had $710,000 of real estate owned, which consisted of four single-family properties and one commercial property.

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

     The Bank's classified assets are  as follows:

                               At December 31,
                              ----------------
                                 1997     1998
                              --------  ------
                                (In thousands)

Loss................          $    --   $   --

Doubtful............              566      484

Substandard assets..              473    2,975

Special mention.....            4,461    1,237


     At December 31, 1998, doubtful assets consisted primarily of impaired and non-accrual commercial business loans; substandard assets consisted primarily of delinquent single-family mortgage loans and delinquent commercial business loans; and special mention assets consisted primarily of past due single-family and commercial real estate loans.

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

     Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analysis pertinent to each situation.

     A provision for losses is charged against income periodically to maintain the allowances. At December 31, 1998, the Bank had allowances for loan losses of $1.4 million which represented 0.94% of net loans receivable.

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

     Charge-offs occur when loans with specific reserves are impaired, in-substance foreclosed, or foreclosed. The specific reserve, along with any additional amounts necessary to reduce the carrying value to fair market value, net of estimated selling costs, is charged-off. Foreclosed assets are thereafter carried at the lower of the asset's newly established net fair value or its net realizable value. When a foreclosed asset is sold, any excess/(deficiency) over the carrying value is reflected on the books as a gain/(loss) on the sale of real estate owned.

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


                                                        Year Ended December 31,
                                            -------------------------------------------
                                              1994     1995     1996     1997     1998
                                            ------   ------   ------   ------    ------
                                                         (Dollars in thousands)
Allowance at beginning of period..........  $  801   $1,100   $1,509   $1,659    $1,584
                                            ------   ------   ------   ------    ------

Provision for loan losses.................     327      565      270      242       605
                                            ------   ------   ------   ------    ------

Recoveries:
   Residential real estate................      --       --       20        9        --
   Commercial business....................      --       --       70       17         1
   Consumer and other.....................       6       41       --        4        31
                                            ------   ------   ------   ------    ------
      Total recoveries....................       6       41       90       30        32
                                            ------   ------   ------   ------    ------
Chargeoffs:
   Residential real estate................      --       (4)     (13)     (52)      (36)
   Commercial real estate.................      --       --      (25)    (185)       --
   Commercial business....................      --       --     (172)     (54)     (496)
   Consumer and other.....................     (34)    (193)      --      (56)     (248)
                                            ------   ------   ------   ------    ------
      Total chargeoffs....................     (34)    (197)    (210)    (347)     (780)
                                            ------   ------   ------   ------    ------

      Net chargeoffs......................     (28)    (156)    (120)    (317)     (748)
                                            ------   ------   ------   ------    ------

Balance at end of period..................  $1,100   $1,509   $1,659   $1,584    $1,441
                                            ======   ======   ======   ======    ======
Ratio of allowance to net loans
   outstanding at the end of the period...    0.84%    0.99%    1.04%    0.99%     0.94%

Ratio of net chargeoffs to average loans
   outstanding during the period..........    0.02%    0.11%    0.08%    0.19%     0.49%


     The following table sets forth the Bank's allowance for loan losses by loan category at the dates indicated.

                                                                           At December 31,
                             -----------------------------------------------------------------------------------------------------
                                     1994                1995                 1996               1997                  1998
                             -------------------  ------------------  ------------------  ------------------   -------------------
                                        As a %              As a %              As a %              As a %               As a %
                                        of Out-             of Out-             of Out-             of Out-              of Out-
                                        standing            standing            standing            standing             standing
                                        Loans in            Loans in            Loans in            Loans in             Loans in
                              Amount    Category   Amount   Category   Amount   Category   Amount   Category    Amount   Category
                             -------    --------  -------   --------  -------   --------  -------   --------   -------   --------
                                                                      (Dollars in thousands)
Real estate mortgage loans:
   Residential.............   $  299      0.35%   $  331      0.39%   $  261      0.33%   $  234      0.34%     $  217      0.36%
   Other...................      334      1.25       441      1.25       167      0.43       210      0.46         188      0.41
Consumer and commercial
 business..................      467      2.00       729      2.00       580      1.29       614      1.29         651      1.28
Unallocated................       --                   8                 651                 526                   385
                             -------              ------              ------              ------                ------
      Total allowance for
       loan losses            $1,100              $1,509              $1,659              $1,584                $1,441
                             =======              ======              ======              ======                ======

Investment Activities

     The Bank has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds.

          The Bank is required under Alabama law to maintain at all times a reserve (comprised of cash) based upon average daily deposits of the Bank. At December 31, 1998, the Bank's qualifying reserves of $1.7 million exceeded the required reserve of $297,000. The balance of the Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short-term maturities. Management intends to hold securities with short-term maturities in the Bank's investment portfolio in order to enable the Bank to provide liquidity and to match more closely the interest-rate sensitivities of its assets and liabilities.

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

          At December 31, 1998, the Company's investment securities portfolio totaled approximately $2.0 million at fair value ($2.0 million at amortized cost) and, consisted of U.S. Treasury and agency securities.

          The Company also invests in mortgage-backed securities. At December 31, 1998, the mortgage-backed securities portfolio had an amortized cost of approximately $945,000 and as market value of $994,000, with maturities ranging from six months to over ten years. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

          The following table sets forth the cost and market values of the investment securities portfolio at the dates indicated.

                                                                    At December 31,
                              ---------------------------------------------------------------------------------------------------
                                              1996                           1997                           1998
                              -----------------------------   -------------------------------  ----------------------------------
                                                   Percent                           Percent                             Percent
                              Amortized   Market     of       Amortized    Market      of       Amortized    Market        of
                               Cost(1)    Value   Portfolio    Cost(1)     Value    Portfolio   Cost(1)      Value      Portfolio
                              ---------  -------  ---------   --------   ---------  ---------  ---------   ---------    ---------
                                                                 (Dollars in thousands)
Certificates of deposit....    $ 5,000   $ 5,000    45.41%    $    --    $      --        --%  $     --    $      --         --%

U.S. Government and agency
   obligations.............      6,012     5,948    54.59       7,998        7,993    100.00      1,998        2,016     100.00
                               -------   -------   ------     -------       ------    ------     ------       ------     ------

   Total...................    $11,012   $10,948   100.00%    $ 7,998       $7,993    100.00%    $1,998       $2,016     100.00%
                               =======   =======   ======     =======       ======    ======     ======       ======     ======
-----------------------

(1) Percentage of portfolio value computed based upon carrying value of securities. Prior to January 1, 1994, securities were recorded at amortized cost. In 1994 the Company adopted the provisions of SFAS No. 115 under which the Company has classified 100% of its investment securities as "available for sale," which securities were therefore recorded at market value.

          The following table sets forth the maturities and weighted average yields of the investment securities portfolio at December 31, 1998.


                                                                          Weighted
                                                             Carrying      Average
                                                               Value       Yield
                                                            ---------     --------
                                                            (Dollars in thousands)
   U.S. government and agency obligations:
      Due in one year or less................                  $1,004       6.07%
      Due after one year through five years..                   1,012       5.91
                                                               ------     ------
                                                               $2,016       5.99%
                                                               ======     ======

          The following table sets forth the cost and market values of the mortgage-backed securities portfolio at the dates indicated.

                                                                    At December 31,
                               ----------------------------------------------------------------------------------------------------
                                              1996                             1997                              1998
                               --------------------------------- -------------------------------- ---------------------------------
                                                      Percent                        Percent                              Percent
                               Amortized  Market        of       Amortized  Market      of         Amortized  Market        of
                                  Cost    Value     Portfolio(1)    Cost    Value   Portfolio(1)     Cost     Value     Portfolio(1)
                               ---------  ------   ------------  ---------  ------  -----------    ---------  ------    -----------
                                                                     (Dollars in thousands)
FNMA certificates(2).......     $  256   $  264      13.57%       $  185    $  191      12.92%         $ 69    $ 78          7.30%

GNMA certificates(2).......        818      855      43.35           587       613      40.99           402     426         42.54

FHLMC certificates(2)......        813      836      43.08           660       681      46.09           474     490         50.16
                                ------   ------     ------        ------    ------     ------          ----    ----        ------
                                $1,887   $1,955     100.00%       $1,432    $1,485     100.00%         $945    $994        100.00%
                                ======   ======     ======        ======    ======     ======          ====    ====        ======
--------------------

(1) Percentage of portfolio value computed based upon amortized cost of mortgage-backed securities.
(2)  Classified as "held to maturity" at December 31, 1996, 1997 and 1998.


     The following table sets forth the maturities and weighted average yields of the mortgage-backed securities portfolio at December 31, 1998.

                                                             Weighted
                                                   Carrying   Average
                                                    Value      Yield
                                                  --------   --------
                                                 (Dollars in Thousands)
Due in one year or less.................             $ 89      7.00%
Due after one year through five years...               26      8.31
Due after five years through ten years..              509      8.37
Due after ten years.....................              321      8.70
                                                     ----      ----
                                                     $945      8.35%
                                                     ====      ====

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

          The following table sets forth information concerning time deposits and other interest-bearing and non-interest-bearing deposits at December 31, 1998.

   Weighted                                                                               Percentage
   Average                                                        Minimum                  of Total
Interest Rate    Term               Category                      Amount      Balance      Deposits
-------------  --------     ---------------------------          --------    --------      --------
                                                                           (In thousands)
    0.00%        None       Non-interest bearing demand           $  100     $  5,939        4.66%

    2.00         None       NOW                                      500       11,757        9.22

    3.00         None       Money market demand                      500        3,421        2.68

    2.75         None       Passbook                                 100       15,415       12.09

    2.875        None       Statement savings                        100        2,300        1.80


                               Certificates of Deposit
                            ----------------------------
    3.92        91 days     Fixed-term, fixed rate                 1,000          165        0.13

    4.86        182 days    Fixed-term, fixed rate                 1,000       14,954       11.72

    5.18        1 year      Fixed-term, fixed rate                 1,000       21,522       16.87

    5.25        13 months   Fixed-term, fixed rate                 1,000        1,954        1.53

    5.55        14 months   Fixed-term, fixed rate                 1,000        9,348        7.33

    5.25        15 months   Fixed-term, fixed rate                 1,000           71        0.06

    5.18        18 months   Fixed-term, fixed rate                 1,000        1,353        1.06

    5.88        2 years     Fixed-term, fixed rate                 1,000       19,837       15.55

    5.47        30 months   Fixed-term, fixed rate                 1,000        2,549        2.00

    5.52        3 years     Fixed-term, fixed rate                 1,000        2,458        1.93

    6.16        4 years     Fixed-term, fixed rate                 1,000        1,347        1.06

    5.75        5 years     Fixed-term, fixed rate                 1,000        4,199        3.29

    7.75        6 years     Fixed-term, fixed rate                 1,000           81        0.06

    8.00        8 years     Fixed-term, fixed rate                 1,000          396        0.31

    5.24        1 year      Fixed-term, fixed rate                 1,000        2,913        2.28
                            individual retirement
                            account ("traditional IRA")

    4.84        1 year      Fixed-term, fixed rate                 1,000           32        0.03
                            individual retirement
                            account ("ROTH IRA")

    5.23        18 months   Fixed-term, fixed rate - IRA           1,000        5,539        4.34
                                                                             --------      ------
                                                                             $127,550      100.00%
                                                                             ========      ======


     The following table indicates the amount of certificates of deposit and other deposits with balances of $100,000 or greater by time remaining until maturity as of December 31, 1998. Other deposits with balances of $100,000 or greater aggregated $4.4 million, and have been shown in the following table as having maturities of three months or less.

Maturity Period                 Amount
----------------                -------
                           (In thousands)
Three months or less            $ 6,846
Three through twelve months      10,229
Over twelve months                3,454
                                -------
     Total                      $20,529
                                =======

Deposit Flow


                                                                             At December 31,
                                       --------------------------------------------------------------------------------------------
                                                       1996                        1997                             1998
                                       ----------------------------   ------------------------------  -----------------------------
                                                 Percent                         Percent                         Percent
                                                   of     Increase                 of      Increase                 of     Increase
                                        Amount    Total   (Decrease)   Amount     Total   (Decrease)   Amount     Total   (Decrease)
                                       --------  -------  ---------   -------   --------  ----------  --------   -------   --------
                                                                               (Dollars in thousands)
Noncertificate of deposit accounts(2):
   Noninterest-bearing(1)..            $  4,189    3.15%    $ 1,951    $  4,119    2.87%   $   (70)    $  5,939    4.65%   $  1,820
   NOW checking............              10,744    8.09       1,006      11,015    7.66        271       11,757    9.22         742
   Regular savings accounts              17,839   13.44      (1,788)     15,918   11.08     (1,921)      15,415   12.09        (503)
   Money market deposit....               2,908    2.19         (80)      4,310    3.00      1,402        3,421    2.68        (889)
   Statement savings.......               1,486    1.12         701       1,400    0.97        (86)       2,300    1.80         900

Certificates of deposit(3)(4):
   Variable rate certificates which
    mature:
     Within one year.......               3,693    2.78         179          --      --     (3,693)          --      --          --
     Within three years....                  --      --      (3,273)         --      --         --           --      --          --

   Fixed-rate certificates which
    mature:
     Within one year.......              68,504   51.58       9,510      84,922   59.08     16,418       70,086   54.95     (14,836)
     Within three years....              23,351   17.58      (4,503)     20,923   14.56     (2,428)      15,678   12.29      (5,245)
     After three years.....                  86    0.07      (2,770)      1,124    0.78      1,038        2,954    2.32       1,830
                                       --------  ------     -------    --------  ------    -------     --------  --------  --------
     Total.................            $132,800  100.00%    $   933    $143,731  100.00%   $10,931     $127,550  100.00%   $(16,181)
                                       ========  ======     =======    ========  ======    =======     ========  ========  ========
----------------------------

(1)  Comprised solely of NOW checking accounts.
(2) Includes accounts with balances of $100,000 and greater of $1.4 million, $4.6 million and $4.4 million at December 31, 1996, 1997 and 1998, respectively.
(3) Includes certificates of deposit with balances of $100,000 and greater of $15.2 million,$18.7 million and $16.1 million at December 31, 1996, 1997 and 1998, respectively.
(4) Includes IRA accounts of $8.0 million at December 31, 1996 and 1997, and $8.5 million at December 31, 1998.

Time Deposits by Rates

     The following table sets forth time deposits classified by rates as of the dates indicated.

                                                                  At December 31,
                                                        --------------------------------------
                                                           1996          1997           1998
                                                        ---------      --------        -------
                                                                     (In thousands)

 2.01 - 4.00%.........................................    $   774      $    605        $   200
 4.01 - 5.00%.........................................        227           706         18,160
 5.01 - 6.00%.........................................     67,572        64,433         62,697
 6.01 - 7.00%.........................................     25,040        38,524          6,835
 7.01 or greater......................................      2,021         2,701            826
                                                          -------      --------        -------
   Total..............................................    $95,634      $106,969        $88,718
                                                          =======      ========        =======


  The following table sets forth the amount and maturities of time deposits at December 31, 1998.


                                                                                      Amount Due
                                                        --------------------------------------------------------------------------
                                                                                                                         Percent
                                                                                                                         of Total
                                                        Less Than     1-2        2-3      3-4      After               Certificate
                                                        One Year     Years      Years    Years    4 Years     Total      Accounts
                                                        ---------  ---------  --------  -------  ----------  --------  -----------
                                                                                 (Dollars in thousands)
2.00 - 4.00%..........................................    $   200    $    --  $     --  $    --   $     --    $   200       0.23%
4.01 - 5.00%..........................................     16,072      1,723       266       49          50    18,160      20.47
5.01 - 6.00%..........................................     48,360     10,513     2,065      271       1,488    62,697      70.67
6.01 - 7.00%..........................................      5,147      1,048        --      605          35     6,835       7.70
7.01 - or greater.....................................        307         63        --      385          71       826       0.93
                                                          -------    -------  --------  -------   ---------   -------     ------
    Total.............................................    $70,086    $13,347  $  2,331  $ 1,310   $   1,644   $88,718     100.00%
                                                          =======    =======  ========  =======   =========   =======     ======

     The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                 Years Ended December 31,
                                               ------------------------------
                                                 1996       1997      1998
                                               ---------  --------  ---------
                                                       (In thousands)

Beginning balance....................          $131,867   $132,800  $143,731
                                               --------   --------  --------
Net increase (decrease)
 before interest credited............            (3,896)     5,798   (20,910)
Interest credited....................             4,829      5,133     4,729
                                               --------   --------  --------
Net increase (decrease)
 in savings deposits.................               933     10,931   (16,181)
                                               --------   --------  --------
Ending balance.......................          $132,800   $143,731  $127,550
                                               ========   ========  ========


     Management attributes the net decrease in savings accounts in 1998 primarily to the maturity of higher rate certificates of deposit. The Bank declined to offer the same interest rates upon renewal, therefore, these accounts were not renewed with the Bank.

     Borrowings. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank may rely upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has, from time to time, served as one of the Bank's primary borrowing sources. Advances from the FHLB of Atlanta are typically secured by the Bank's first mortgage loans and certain investment and mortgage-backed securities. At December 31, 1998, the Bank had $31.3 million of borrowings from the FHLB of Atlanta at a weighted average rate of 5.61%. See Note 10 of Notes to Consolidated Financial Statements.

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

     The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and for the periods indicated:

                                                                Year Ended December 31,
                                                              ----------------------------
                                                                1996      1997      1998
                                                              --------  --------  --------
                                                                 (Dollars in thousands)
Weighted average rate paid on:
FHLB advances...............................................     6.34%     6.00%     5.61%
Other borrowings(1).........................................     8.25        --        --

                                                                 Year Ended December 31,
                                                              ---------------------------
                                                               1996       1997      1998
                                                              -------   -------   -------
                                                                (Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
FHLB advances...............................................  $25,619   $36,043   $35,392
Other borrowings(1).........................................    4,000       450     1,600

Approximate average outstanding:
FHLB advances...............................................   21,934    26,221    30,231
Other borrowings(1).........................................      336       195       297

Approximate weighted average rate paid on:
FHLB advances...............................................     5.92%     5.88%     5.71%
Other borrowings(1).........................................     8.07      8.51      8.42%


-----------------------
(1)  Credit facility from third party financial institution.

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

     Deposit Insurance. The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The FDIC is authorized to raise assessment rates in certain circumstances. The Bank's assessments expensed for the year ended December 31, 1998, equaled $83,000.

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

     At December 31, 1998, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

     Capital Requirements. The FDIC's minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100 to 200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth. Based on the definitions contained in the FDIC's capital regulations, the Bank had a Tier 1 leverage capital ratio of 9.69% as of December 31, 1998.

     The FDIC's capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

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

     Loans-to-One-Borrower. Under Alabama law the aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, is generally 20% of the Bank's capital account (i.e., capital, surplus and undivided profits) provided that loans in excess of 10% of the capital account are fully secured. At December 31, 1998, the Bank's loans-to-one borrower limit was approximately $3.5 million. At December 31, 1998, the largest aggregate amount of loans by the Bank to any one borrower was approximately $3.3 million, which was comprised of six loans ($419,000 in one- to four-family loans, $2.3 million in commercial real estate loans, $279,000 outstanding under a $350,000 line of credit secured by commercial real estate, and $205,000 outstanding under a $224,000 line of credit secured by a single-family residence), all of which were performing according to their terms.

     Federal Reserve System. Regulation D of the FRB requires all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $43.1 million of transaction accounts, of which the first $4.7 million is exempt, and 10% on the remainder. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of December 31, 1998, the Bank met its reserve requirements.

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

     At the time of the consummation of the Stock Conversion, OTS regulations required the Association to establish a liquidation account for the benefit of eligible account holders of the Association. This liquidation account was assumed by the Bank at the time of the consummation of the Bank Conversion. The Bank may not declare or pay a cash dividend on any of its capital stock that would reduce the Bank's regulatory capital below the amount required for the liquidation account. See Note 20 of the Notes to Consolidated Financial Statements.

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

     Capital Requirements. The FRB has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The FRB regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. At December 31, 1998, the Company met its minimum regulatory capital requirements. See Notes 14 to Notes to Consolidated Financial Statements.

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

          Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. Under President Clinton's 1998 budget proposal, the corporate environmental income tax would be reinstated for taxable years beginning after December 31, 1996 and before January 1, 2008.

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

Personnel

          As of December 31, 1998, the Bank had 66 full-time and 12 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

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

Item 2.  Properties
-------------------

          The following table sets forth certain information regarding the Bank's offices as of December 31, 1998. The net book value of the Bank's investment in office, properties and equipment totaled $3.9 million at December 31, 1998.

                                                 Year      Building        Land        Building
Location                           County       Opened   Owned/Leased  Owned/Leased  Square Footage     Deposits
--------                         ----------    --------  ------------  ------------  --------------     --------
                                                                                                     (In thousands)

Main Office
-----------
102 South Court Street           Lauderdale      1935       Owned         Owned           45,000         $74,852
Florence, Alabama  35630

Branch Offices
--------------
U.S. Highway 72 E.               Lauderdale      1977       Owned         Owned            1,890          11,533
Killen, Alabama  35645

U.S. Highway 72 E.               Lauderdale      1977       Owned         Owned            1,890          12,170
Rogersville, Alabama  35652

2727 Mall Drive                  Lauderdale      1979       Owned         Owned            1,216          20,505
Florence, Alabama  35630

1027 Avalon Avenue               Colbert         1990       Owned         Owned            3,500           6,159
Muscle Shoals, Alabama  35661

506 N. Main Street               Colbert         1998       Owned         Owned            2,500           2,331
Tuscumbia, Alabama 35674

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.


                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
-------   -----------------------------------------------------------------
Matters
-------

          The information contained in the section captioned "Market for First Southern Bancshares, Inc.'s Common Stock and Related Stockholder Matters" in the Annual Report is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
Results of Operation
--------------------

          The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

          Independent Auditors' Report*
          Consolidated Statements of Financial Condition, December 31, 1997 and 1998*
          Consolidated Statements of Income For the Years Ended December 31, 1996, 1997 and 1998*
          Consolidated Statements of Changes in Shareholders' Equity For the Years Ended December 31, 1996, 1997 and 1998*
          Consolidated Statements of Cash Flows For the Years Ended December 31, 1996, 1997 and 1998*
          Notes to Consolidated Financial Statements*
          -------------
          * Contained in the Annual Report to Stockholders filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

          No disagreement with the Company's independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

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

          (b) Security Ownership of Management

              Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" and "Proposal I --Election of Directors" of the Proxy Statement.

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

                                    PART IV

Item 13.  Exhibits, List Reports on Form 8-K
--------------------------------------------

    (a)  Exhibits

         (3a)   Certificate of Incorporation of the Company*
         (3b)   Bylaws of the Company*
         (10a)  1996 Stock Option Plan of the Company**
         (10b)  1996 Management Recognition and Development Plan of the
                Company**
         (10c)  Employment Agreement with Charles L. Frederick, Jr.***
         (10d)  Employment Agreement with Thomas N. Ward***
         (13)   Annual Report to Stockholders
         (21)   Subsidiaries of the Registrant
         (27)   Financial Data Schedule
         --------------
         * Incorporated by reference to the Company's Registration Statement on Form S-1, as subsequently amended.
         ** Incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.
         *** Incorporated by reference to the Company's Annual Report on Form
             10-KSB for the year ended December 31, 1995.

    (b)  Report on Form 8-K

         No Forms 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST SOUTHERN BANCSHARES, INC.


Date:  March 31, 1999          By: /s/Charles L. Frederick, Jr.
                                  -----------------------------
                                  Charles L. Frederick, Jr.
                                  President, Chief Executive Officer and
                                   Director
                                  (Duly Authorized Representative)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Charles L. Frederick, Jr.                                March 31, 1999
   --------------------------------------------------
   Charles L. Frederick, Jr.
   President, Chief Executive Officer and Director
   (Principal Executive Officer and Principal
   Financial Officer)

By: /s/ Thomas N. Ward                                           March 31, 1999
   ---------------------------------------------------
   Thomas N. Ward
   Executive Vice President and Chief Operating Officer
   (Principal Accounting Officer)

By: /s/ William E. Batson                                        March 31, 1999
   --------------------------
   William E. Batson
   Chairman of the Board

By: /s/ James E. Bishop                                          March 31, 1999
   --------------------------
   James E. Bishop
   Director

By: /s/ Milka S. Duke                                            March 31, 1999
   --------------------------
   Milka S. Duke
   Director

By: /s/ Gary A. Gamble                                           March 31, 1999
   --------------------------
   Gary A. Gamble
   Director

By: /s/ J. Acker Rogers                                          March 31, 1999
   --------------------------
   J. Acker Rogers
   Director

By: /s/ Kenneth A. Williams                                      March 31, 1999
   --------------------------
   Kenneth A. Williams
   Director

By: /s/ Steve McKinney                                           March 31, 1999
   --------------------------
   Steve McKinney
   Director

By: /s/ S. Greg Beadle                                           March 31, 1999
   --------------------------
   S. Greg Beadle
   Director