Form 10-Q
period 1999-03-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 1999-05-17
CIK 934302

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended   March 31, 1999
                                                -----------------

                                      OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

                        Commission file number  0-25478
                                                -------
                        First Southern Bancshares, Inc.
                        -------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                               63-1133624
            --------                               ----------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)

               102 South Court Street, Florence, Alabama  35630
               ------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (256) 764-7131
                                --------------
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No ___
     ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,644,643 shares of $.01 par value common stock as of May 10, 1999.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB
MARCH 31, 1999
TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated statements of financial condition (unaudited)                  1

Consolidated statements of income (unaudited)                               2

Consolidated statement of stockholders' equity (unaudited)                  3

Consolidated statements of cash flows (unaudited)                           4

Selected notes to consolidated financial statements (unaudited)             6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS                                                 7

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                 16

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                         16

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                   16

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                 16

ITEM 5 - OTHER INFORMATION                                                 16

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                  16

SIGNATURES                                                                 17

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED (IN THOUSANDS)

                                                                                   December 31,        March 31,
                                                                                       1998              1999
ASSETS

 Cash and cash equivalents                                                         $   13,188         $   16,324
Investment securities available for sale, at market                                     2,016              2,012
Mortgage-backed securities, held to maturity, at cost                                     945                731
Loans held for sale, at cost, which approximates market                                   659                356
Loans receivable, net                                                                 152,594            150,379
Foreclosed real estate and other assets                                                   710              1,151
Premises and equipment, net                                                             3,852              3,787
Federal Home Loan Bank stock, at cost                                                   1,918              1,918
Accrued interest receivable                                                             1,758              1,568
Deferred income taxes                                                                     397                399
Other assets                                                                              338                350
                                                                                   ----------         ----------
 TOTAL ASSETS                                                                      $  178,375         $  178,975
                                                                                   ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Deposits                                                                          $  127,550         $  128,570
Advances from Federal Home Loan Bank                                                   31,316             31,278
Other notes payable                                                                      -                   300
Income taxes currently payable                                                            356                346
Other liabilities                                                                       1,145                527
                                                                                   ----------         ----------
Total liabilities                                                                     160,367            161,021
                                                                                   ----------         ----------
COMMITMENTS AND CONTINGENCIES                                                            -                  -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares authorized; none
  issued and outstanding                                                                 -                  -
Common stock, $.01 par value; 4,000,000 shares authorized;
  2,076,969 and shares issued and outstanding                                              21                 21
Additional paid-in capital                                                             11,414             11,419
Retained earnings - Substantially restricted                                           13,340             13,475
Unearned employee compensation - ESOP                                                    (172)              (157)
Unearned employee compensation - MRDP                                                    (550)              (490)
Net unrealized gain (loss) on securities available for sale                                11                  9
Treasury stock, at cost                                                                (6,056)            (6,323)
                                                                                   ----------         ----------
Total stockholders' equity                                                             18,008             17,954
                                                                                   ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  178,375         $  178,975
                                                                                   ==========         ==========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED (In thousands, except per share amounts)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                       1998                1999
INTEREST INCOME:
Loans                                                                                   3,540              3,242
Mortgage-backed securities                                                                 28                 16
Investment securities                                                                      91                 38
Other                                                                                     121                148
                                                                                   ----------         ----------
Total interest income                                                                   3,780              3,444

INTEREST EXPENSE:
Deposits                                                                                1,712              1,340
Advances from Federal Home Loan Bank and other                                            338                439
                                                                                   ----------         ----------
Total interest expense                                                                  2,050              1,779
                                                                                   ----------         ----------

NET INTEREST INCOME                                                                     1,730              1,665

PROVISION FOR LOAN LOSSES                                                                  60                195
                                                                                   ----------         ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                                      1,670              1,470
                                                                                   ----------         ----------
NON INTEREST INCOME:
Loan fees and service charges                                                             146                157
Net gains on sale of loans                                                                 56                 78
Loss on sale of other assets                                                                -                  -
Other                                                                                       8                 12
                                                                                   ----------         ----------
Total non interest income                                                                 210                247
                                                                                   ----------         ----------
NON INTEREST EXPENSES:
Compensation and employee benefits                                                        736                712
Building and occupancy expense                                                            133                140
Data processing expense                                                                   102                 90
Advertising                                                                                43                 38
Insurance expense                                                                          54                 42
Other                                                                                     160                158
                                                                                   ----------         ----------
Total non interest expenses                                                             1,228              1,180
                                                                                   ----------         ----------
INCOME BEFORE INCOME TAXES                                                                652                537

INCOME TAX EXPENSE                                                                        246                213
                                                                                   ----------         ----------
 NET INCOME                                                                        $      406         $      324
                                                                                   ==========         ==========

 BASIC EARNINGS PER SHARE                                                          $     0.22         $     0.20
                                                                                   ==========         ==========

 DILUTED EARNINGS PER SHARE                                                        $     0.21         $     0.19
                                                                                   ==========         ==========
DIVIDENDS PER SHARE
  Regular cash dividends                                                           $    0.125         $    0.125

  Special cash dividends                                                           $    0.300         $    -
                                                                                   ----------         ----------
Total dividends per share                                                          $    0.425         $    0.125
                                                                                   ==========         ==========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED (Dollars in thousands)

                                                                                               Retained           Unearned
                                                 Common stock                    Additional    earnings           employee
                                        Issued               In treasury          paid-in    Substantially      compensation
                                  Shares      Amount   Shares         Amount      capital      restricted      ESOP       MRDP
Balances at December 31, 1997     2,076.969   $  21    (189,330)    $ (2.503)     $  11,375    $   13,199     $ (280)    $ (861)

Net income for the year
  ended December 31, 1998                 -       -           -            -              -         1,502          -          -

Cash dividends                            -       -           -            -              -        (1,361)         -          -

Options exercised                         -       -       5,250           87              -             -          -          -

Acquisition of treasury stock             -       -    (224,182)      (3,640)             -             -          -          -

ESOP shares committed
  for release                             -       -           -            -             39             -        108          -

Amortization of MRDP
  unearned compensation                   -       -           -            -              -             -          -        311

Increase in unrealized loss on
  securities available for sale,
  net of related income taxes             -       -           -            -              -             -          -          -
                                ------------------------------------------------------------------------------------------------

Net for the period                        -       -    (218,932)      (3,553)            39           141        108        311
                                ------------------------------------------------------------------------------------------------

Balances at December 30, 1998     2,076,969   $  21    (408,262)    $ (6,056)   $    11,414    $   13,340     $ (172)    $ (550)

Net income for the three months
  ended March 31, 1999                    -       -           -            -              -           324          -          -

Cash dividends                            -       -           -            -              -          (189)         -          -

Options exercised                         -       -           -            -              -             -          -          -

Acquisition of treasury stock             -       -     (20,000)        (267)             -             -          -          -

ESOP shares committed
  for release                             -       -           -            -              5             -         15          -

Amortization of MRDP
  unearned compensation                   -       -           -            -              -             -          -         60

Increase in unrealized loss on
  securities available for sale,
  net of related income taxes             -       -           -            -              -             -          -          -
                                ------------------------------------------------------------------------------------------------

Net for the period                        -       -     (20,000)        (267)             5           135         15         60
                                ------------------------------------------------------------------------------------------------

Balances at March 31, 1999        2,076,969   $  21    (428,262)    $ (6,323)   $    11,419    $   13,475     $ (157)    $ (490)
                                ================================================================================================


                                 Net
                                 Unrealized
                                 loss on        Total
                                 securities     stock-      Compre-
                                 available      holders'    hensive
                                 for sale       equity      income
Balances at December 31, 1997     $   (2)    $ 20,949       1,855
                                                         ---------
Net income for the year
  ended December 31, 1998              -        1,502       1,502

Cash dividends                         -       (1,361)          -

Options exercised                      -           87           -

Acquisition of treasury stock          -       (3,640)          -

ESOP shares committed
  for release                          -          147         147

Amortization of MRDP
  unearned compensation                -          311         311

Increase in unrealized loss on
  securities available for sale
  net of related income taxes         13           13          13
                                  ----------------------------------

Net for the period                    13       (2,941)      1,973
                                  ----------------------------------

Balances at December 30, 1998     $   11      $18,008    $  1,973
                                                        ============

Net income for the three month
  ended March 31, 1999                 -          324         324

Cash dividends                         -         (189)          -

Options exercised                      -            -           -

Acquisition of treasury stock          -         (267)          -

ESOP shares committed
  for release                          -           20          20

Amortization of MRDP
  unearned compensation                -           60          60

Increase in unrealized loss on
  securities available for sal
  net of related income taxes         (2)          (2)         (2)
                                 -----------------------------------

Net for the period                    (2)         (54)        402
                                 -----------------------------------

Balances at March 31, 1999        $    9     $ 17,954   $     402
                                 ===================================

See accompanying selected notes to consolidated financial statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (In thousands)

                                                                                             Three months ended
                                                                                                  March 31,
                                                                                          1998                1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $   406             $   324
Adjustments to reconcile net income to net  cash provided
  by operating activities:
  Depreciation                                                                               72                  79
  Provision for loan losses                                                                  60                 195
  Provision for deferred income taxes (benefit)                                              14                  (2)
  Amortization/accretion of  premiums/discounts on investment
    and mortgage-backed securities                                                           (2)                  8
  Amortization of deferred loan fees                                                        (26)                (26)
  Fair market value of ESOP shares
    committed for release and charged to
    employee compensation                                                                    96                  20
  Amortization of unearned compensation - MRDP                                               65                  60
  (Gains) losses on real estate owned                                                         -                   -
  (Gain) losses on sale of premises and equipment
  Loss on disposal of premises and equipment
  (Increase) decrease in:
    Loans held for sale                                                                    (115)                303
    Accrued interest receivable                                                             (27)                190
    Other assets                                                                            131                 (12)
  Increase (decrease) in:
    Income taxes currently payable                                                           28                 (10)
    Other liabilities                                                                       110                (618)
                                                                                     -----------       -------------
Net cash provided by operating activities                                                   812                 512
                                                                                     -----------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in:
  Total loans                                                                             1,335               2,046
  Real estate owned
Proceeds from maturity of:
  Investment and mortgage-backed securities                                                  98                 206
  Investment securities                                                                   2,482                   2
  Real estate owned                                                                           -                (441)
Proceeds from sale of:
  Investment and mortgage-backed securities                                                   -                   -
Acquisition of:
  Federal Home Loan Bank stock                                                              547                   -
  Premises and equipment                                                                   (100)                (14)
                                                                                     -----------       -------------
Net cash provided by (used in) investing activities                                       4,362               1,798
                                                                                     -----------       -------------

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (IN THOUSANDS)

                                                                                         Three months ended
                                                                                              March 31,
                                                                                      1998                1999
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts                                              (9,772)              1,020

Cash dividends paid                                                                        (734)               (189)
Proceeds from (reduction in) FHLB advances                                                7,962                 (38)
Proceeds from other borrowings                                                                -                 300
Acquisition of treasury stock, net                                                            -                (267)
                                                                                    -----------         -----------
Net cash provided by (used in)  financing activities                                     (2,544)                826
                                                                                    -----------         -----------

INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                                         2,630               3,136

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                                     6,420              13,188

CASH AND CASH EQUIVALENTS -
                                                                                    -----------         -----------
  END OF PERIOD                                                                      $    9,050          $   16,324
                                                                                    ===========         ===========
SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Noncash transactions:
  Increase (decrease) in net unrealized loss on securities
    available for sale                                                               $        6          $       (2)

  Loans foreclosed and transferred to real estate owned                              $        -          $      127

Cash paid during the period for:
  Interest                                                                           $    1,981          $    1,791


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
---------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of March 31, 1999 and for the three months then ended include the accounts of the Registrant, First Southern Bancshares, Inc. (the "Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the "Company".

The March 31, 1998 and 1999 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the March 31, 1998 and 1999 interim financial statements. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year. The December 31, 1998 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998. Such Consolidated Statement of Financial condition included therein was audited and received an unqualified opinion.

NOTE 3 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:




                                        Three months ended March 31
                                        ----------------------------
                                            1998            1999
                                        -----------      -----------
     Common shares outstanding           2,076,969         2,076,969
     Treasury shares                      (189,330)         (419,929)
     Unreleased ESOP shares                (23,838)          (17,163)
     Options - uncontingent                  5,234             4,537
                                        -----------      ------------
          Basic EPS                      1,869,035         1,644,414

     Options - contingent                   21,056             2,935
     Unrealeased ESOP shares                23,838            17,163
                                        ----------       ------------
          Diluted EPS                    1,913,929         1,664,512
                                        ==========       ============

NOTE 4 - SUBSEQUENT EVENT

On April 21, 1999, the Company's Board of Directors declared a cash dividend of $.125 per share, payable May 13, 1999 to stockholders of record as of May 3, 1999.

NOTE 5 - COMMITMENTS

At March 31, 1999, the Company had $1.3 million of outstanding net loan commitments, $12.6 million of unused portions on lines of credit, and $10,000 of outstanding letters of credit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

First Southern Bancshares, Inc. ("Bancshares") s primarily engaged in the business of directing and planning the activities of its wholly-owned subsidiary, First Southern Bank (the "Bank"). Bancshares' primary assets are comprised of its investment in the Bank and a note receivable from the Bank's Employee Stock Ownership Plan ("ESOP"). Bancshares and the Bank are collectively referred to herein as the "Company".

The consolidated operating results of the Company include those of the Bank and Bancshares. All significant intercompany transactions and balances have been eliminated in consolidation. The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and advances from Federal Home Loan Bank ("FHLB") and other financial institutions. Net earnings are also effected by non-interest income and non-interest expenses, such as compensation and benefits, building and occupancy expense, and provisions for federal and state taxes.

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 1998, as well as certain material changes in results of operations during the three months ended March 31, 1998 and 1999.

FORWARD-LOOKING STATEMENTS SAFE-HARBOR STATEMENT

This report may contain forward-looking statements that are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; and significant changes in accounting, tax or regulatory practices or requirements.

             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company's primary lending area is currently experiencing a lack of growth and increased competition among the banks. Due to the lack of economic growth, many competitor banks have offered low rates to the Company's loan customers that the company was unwilling to match due to the low interest yield commitment over the long term. The same hold true for deposits as competitor banks are offering aggressive rates that are higher than the interest cost to the Company of borrowing from the FHLB. Therefore, management has decided to retain loans or originate and retain new loans that have a satisfactory long term yield, and to offer competitive rates for deposits while maintaining an acceptable interest spread. As a result, average interest bearing assets have decreased from $175.7 million at March 31, 1998 to $166.1 million at March 31, 1999. Average interest bearing liabilities have decreased from $165.1 million at March 31, 1998 to $152.6 million at March 31, 1999. The interest spread between the average yield on the average interest bearing assets and the average cost on average interest bearing liabilities has remained constant at 3.64% in the first quarter of 1998 and 1999.

CASH AND CASH EQUIVALENTS

As disclosed in the Company's "Consolidated Statements of Cash Flows," net cash provided by operating activities decreased from $812,000 in the first quarter of 1998 to $512,000 in the first quarter of 1999 primarily due to the decrease in net income in 1999. Cash from investing activities decreased from a cash source of $4.4 million in the first quarter of 1998 to a source of cash of $1.8 million in the first quarter of 1999, as a result of $2.6 million of maturities of investments and mortgage backed securities in 1998. The decrease in cash from investing activities was offset by the increase in cash provided from financing activities. Cash provided from financing activities increased from $(2.5) million in the first quarter 1998 to $826,000 in the first quarter 1999. The primary sources in the first quarter 1999 were the increase in deposits of $1.0 million.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

The Company did not increase its investments in mortgage-backed securities during the first quarter 1999. The decrease in mortgage-backed securities held to maturity of $214,000 from $945,000 at December 31, 1998 to $731,000 at March 31, 1999, was primarily due to the maturity of investments securities.


LOANS

The principle investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama. During the first quarter 1999 the average balance and year end balance of loans declined as a result of the change in management strategy as previously discussed. The average balance declined $7.8 million from $160.2 million in the first quarter 1998 to $152.4 million in the first quarter 1999.

The loan portfolio composition is changing as the result of management's continued efforts to expand and diversify the Company's loan portfolio into higher yielding commercial mortgage loans, commercial business loans, and consumer loans. These types of loans are inherently riskier than residential mortgage loans. A comparison of the Bank's loan portfolio analysis at December 31, 1998 and March 31, 1999 follows:


                                             December 31, 1998                          March 31, 1999
                                             ------------------                         --------------
                                         Amount               Percent               Amount           Percent
                                         -------              -------               ------           -------
                                                                     (in thousands)
     Mortgage loans:
      Residential                        $ 69,524               47.6%               $ 65,392           43.4 %
      Commercial                           35,566               23.2                  36,196           24.0
                                         --------              -----                --------         ------
           Total mortgage loans           105,090               68.6                 101,588           67.4

     Commercial business loans             29,010               18.9                  30,300           20.1

     Consumer loans                        21,766               14.2                  21,191           14.1
                                         --------              -----                --------         ------

     Total loans                          155,866              101.7                 153,079          101.6

     Less:
      Undisbursed loans                     1,103                0.7                     886            0.6
     Unamortized loan fees                     69                0.1                      58            0.1
      Allowance for possible losses         1,441                0.9                   1,400            0.9
                                         --------              -----                --------         ------
     Net loans receivable                $153,253              100.0%               $150,735          100.0%
                                         ========              =====                ========         ======

The Company's loan portfolio continues to reflect the market served by the Bank's primary lending area. Mortgage loans decreased in volume and percentage of the portfolio as the Company has not been inclined to invest in low yielding loans for the long term.

At March 31, 1999, the allowance for loan losses was $1.4 million and represented 0.9% of total net loans and 50.0% of non performing assets. The provision for loan losses was $195,000 in the first quarter of 1999 as compared to $60,000 in the first quarter of 1998. The increase in the provision was due to loan charge-offs of $247,000 incurred in 1999, mostly in impaired commercial loans. In the opinion of management at March 31, 1999, the allowance for loan losses was adequate at that date. There can be no assurance that the Company will not be required to increase the allowance in the future.

At March 31, 1999, the Company had no significant commitments to originate fixed-rate loans. At March 31, 1999, the Company had commitments to originate variable rate loans, including unused commercial business lines of credit, and standby letters of credit as follows (in thousands):

          Commitments to extend credit     $ 1,271
          Unused lines of credit           $12,623
          Standby letters of credit        $    10


DEPOSITS, FHLB ADVANCES AND OTHER NOTES PAYABLE

Deposit balances increased $1.0 million from $127.6 million at December 31, 1998 to $128.6 at March 31, 1999. The increase was primarily in certificates of deposits. The Company changed its strategy from paying aggressive market rates to retain these certificates of deposits to borrowing from the FHLB at a lower interest rate than the market rate for the certificates of deposits. As a result of this strategy, interest paid on deposits decreased 21.7% or $372,000 from $1.7 million in the first quarter of 1998 to $1.3 million in the first quarter 1999, and the interest rate paid on the average balance of deposits decreased from 4.83% in the first quarter of 1998 to 4.42% in the first quarter of 1999. The decrease in interest paid on deposits in the first quarter of 1999 was partially offset by the increase in interest paid on FHLB advances of $101,000 from $338,000 in the first quarter of 1998 to $439,000 in the first quarter of 1999; however the effective rate paid on the average outstanding balance of FHLB advances decreased from 5.77% in the first quarter of 1998 to 5.58% in the first quarter of 1999.

At March 31, 1999, savings certificates amounted to $89.5 million, or 69.6%, of the Company's total deposits, including $72.4 million that were scheduled to mature by March 31, 2000. Management of the Company believes it has adequate resources to fund all loan commitments with savings deposits and FHLB of Atlanta advances and with proceeds from the sale of mortgage loans, and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

There were no additional borrowings from the Federal Home Loan Bank in the three months ended March 31, 1999. At March 31, 1999, the Company had unused credit availability with the FHLB of $8.7 million.

STOCKHOLDERS' EQUITY

At March 31, 1999, and December 31, 1998, aggregate stockholders' equity remained constant at $18.0 million. The reduction in stockholders' equity from the payment of $189,000 in dividends and the acquisition of treasury stock of $267,000, were offset by net income of $324,000, and $78,000 of other increases in stockholders' equity (other comprehensive income) related primarily to the unearned employee stock benefit compensation plans.

The Company has decided to continue with its Stock Repurchase Program which was started in 1995. During the first quarter of 1999 the Company acquired 20,000 shares at a cost of $267,000 or at an average price per share of $13.34. The current program will continue until August 1999, at which time the Company will decide whether to terminate or continue the program.

The Bank is required to maintain specific amounts of capital pursuant to FDIC requirements and the Company is required to maintain specific amounts of capital pursuant to the regulations of the Federal Reserve Board.

As summarized below, Bancshares and the Bank are in compliance with all such requirements at March 31, 1999:


                                                                                                   PERCENTAGE OF
                                                                                                   ADJUSTED TOTAL
                                                                                AMOUNT                 ASSETS
             FIRST SOUTHERN BANCSHARES, INC:                                        (DOLLARS IN THOUSANDS)
             Primary capital ratios:
             GAAP capital                                                    $     17,954
             Adjustments:
             Mortgage servicing rights                                                 (7)
             Net unrealized loss on securities available for sale                      (9)
                                                                             -------------

             Tier 1 capital                                                        17,938                 10.06%
             Minimum Tier 1 (leverage) requirement                                  7,130                  4.00%
                                                                             -------------         ------------

             Excess                                                          $     10,808                  6.06%
                                                                             =============         ============

             Risk-based capital ratios:
             Core (Tier 1) Capital                                                 17,938                 12.89%
             Minimum core capital                                                   5,568                  4.00%
                                                                             -------------         ------------

             Excess                                                          $     12,370                  8.89%
                                                                             =============         ============

             Risk-based capital                                              $     19,338                 13.89%
             Minimum risk-based capital requirement                                11,136                  8.00%
                                                                             -------------         ------------

             Excess                                                          $      8,202                  5.89%
                                                                             =============         ============

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


                                                                                                   PERCENTAGE OF
                                                                                                   ADJUSTED TOTAL
                                                                                 AMOUNT                ASSETS
             FIRST SOUTHERN BANK:                                                     (DOLLARS IN THOUSANDS)
             Total capital (to risk-weighted assets)                            $  19,328               13.90%
             To be well capitalized under the FDICIA
             prompt corrective action provisions                                   13,908               10.00%
                                                                                ---------            --------

             Excess                                                             $   5,420                3.90%
                                                                                =========            ========

             Tier 1 capital (to risk-weighted assets)                           $  17,928               12.89%
             To be well capitalized under the FDICIA
             prompt corrective action provisions                                    8,345                6.00%
                                                                                ---------            --------

             Excess                                                             $   9,583                6.89%
                                                                                =========            ========

             Tier 1 capital (to average assets)                                 $  17,928               10.06%
             To be well capitalized under the FDICIA
             prompt corrective action provisions                                    8,907                5.00%
                                                                                ---------            --------

             Excess                                                             $   9,021                5.06%
                                                                                =========            ========


LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities and borrowings from the FHLB and local financial institutions. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. As an Alabama state-chartered bank that is not a member of the Federal Reserve System, the Bank is required by the Alabama State Banking Board to maintain at all times a reserve (comprised of cash on hand) based upon average daily deposits of the Bank. At March 31, 1999, the Bank's qualifying reserves of $1.7 million significantly exceeded the required reserve of $282,000.

Additionally, Bancshares requires cash for various operating needs including dividends to shareholders and the general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the Bank. At March 31, 1999, the Bank could have paid additional dividends for Bancshares of $5.4 million while continuing to meet the capital requirements for "well-capitalized" banks. Bancshares does not anticipate any liquidity requirements in the near future that it will not be able to meet.

Year 2000

The Company and Bank are subject to risks associated with the "Year 2000" software problem, a term that refers to uncertainties about the ability of various software systems to interpret dates correctly after the beginning of the Year 2000. Many existing computer programs (information technology "IT systems") and embedded technology such as microcontrollers ("non-IT systems") use only two digits to identify a year in the data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, computer and/or equipment applications could fail or create erroneous results in the year 2000.

Thomas N. Ward, Executive Vice President and Chief Operating Officer, is the chairman of the Company's Year 2000 task force. This task force has adopted a plan to address the Year 2000 problem and periodically reports to the Company's audit committee on its progress. The plan is comprised of the following phases:

  1. Awareness - (i) address the Year 2000 problem and gain executive level support and sponsorship, (ii) establish Year 2000 task force and develop an overall strategy, and (iii) ensure that everyone in the organization is fully aware of the issue.
  STATUS: This phase has been completed by the task force; however, the awareness activity is ongoing to keep employees updated, and especially as it relates to informing customers of the Company's Year 2000 preparedness.

  2. Assessment - (i) identify core business areas and processes, inventory and analyze systems supporting the core business areas, and prioritize their conversion or replacement, (ii) develop contingency plans to handle data exchange issues, lack of data, and bad data, and (iii) identify and secure the necessary resources.
  STATUS: This phase was completed as of December 31, 1998. The Company does not estimate that the costs associated with the Year 2000 Issue will materially impact future operating results. Such costs will be recognized as incurred. The expense to modify and test its computer programs and systems are estimated to be $50,000 through 1999.

  3. Renovation - (i) Convert, replace, or eliminate selected platforms, applications, databases, and utilities, and (ii) modify interfaces.
  STATUS: This phase was completed as of December 31, 1998.

  4. Validation - (i) Test, verify converted or replaced platforms, applications, databases, and utilities, (ii) test the performance, functionality, and integration of converted or replaced platforms, applications, databases, utilities, and interfaces in an operational environment.
  STATUS: This is an ongoing phase and is being conducted as revised or new computerized IT systems or equipment non-IT systems are evaluated by the task force.

  5. Implementation - (i) Implement converted or replaced platforms, applications, databases, utilities, and interfaces, and (ii) implement data exchange contingency plans, if necessary.
  STATUS: This phase is scheduled to occur throughout 1999 and includes disaster recovery and contingency plans if failure occurs in the year 2000. Implementation of revised or new computerized IT systems or equipment non-IT systems is ongoing after the related validation phase is completed. The Company's contingency plan includes the use of alternative vendors, another bank's system or manual entry until an acceptable alternative is established.

Although the Company is addressing the Year 2000 problem, the process of evaluating potential effects of Year 2000 issues on customers of the Bank is in its early stages, and it is therefore impossible to quantify the potential adverse effects of incompatible IT and non-IT systems on loan customers. This evaluation process is ongoing and is expected to be completed by the fourth quarter of 1999, and includes customer awareness brochures for all customers, and verification of compliance with commercial business customers with loan balances over $250,000. The failure to prepare adequately for Year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms. Until sufficient information is accumulated from customers of the banks to enable the Company to assess the degree to which customers' operations are susceptible to potential problems, the Company will be unable to quantify the potential losses from loans to commercial customers.

                    COMPARISON OF OPERATING RESULTS FOR THE
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1999

General

Consolidated net income for the quarter ended March 31, 1999, decreased to $324,000 from $406,000 in the comparable quarter in 1998. Basic earnings per share for the first quarter of 1999 were $0.20 as compared to $0.22 for the comparable period in 1998, and diluted earnings per share for the first quarter of 1999 were $0.19 as compared to $0.21 for the comparable period in 1998.


NET INTEREST INCOME

For the three months ended March 31, 1999, net interest income after provision for loan losses decreased 12.0% to $1.5 million from $1.7 million reported in the three months ended March 31, 1998.


INTEREST INCOME

Interest income for the first quarter of 1999 was $3.4 million compared with $3.8 million for the first quarter of 1998, representing a decrease of $336,000 or 8.9%. The decrease was primarily attributable to a decrease of $9.6 million, or 5.5% in average interest earning assets in the first quarter of 1999 to $166.1 million over those in the first quarter of 1998 of $175.7 million as a result of reduction in loans. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 8.61% for the first quarter of 1998 to 8.30% for 1999, as a result of lower market interest rates. The yield on the average balance of loans decreased from 8.84% in the first quarter of 1998 to 8.51% in the first quarter of 1999. The annual yield is expected to continue to decrease in 1999 as the effect of such decreases impacts commercial loans related to the prime interest rate and adjustable mortgages.

Interest on loans receivable decreased $298,000 to $3.2 million during the first quarter of 1999 as compared to $3.5 million in the first quarter of 1998. The decrease was primarily attributable to a decrease in average net loans of $7.8 million in the first quarter of 1999 ($160.2 million) from the comparable period in 1998 ($152.4 million). Additionally, the average yield on total loans decreased as previously mentioned.

Interest on mortgage-related securities decreased by $12,000 from $28,000 during the first quarter of 1998 to $16,000 during in 1999 as a result of the average balance of mortgage-related securities decreasing by $567,000 during the first quarter of 1999 ($819,000) as compared to the first quarter of 1998 ($1.4 million). In addition, the average yields from such securities decreased from 8.11% in the first quarter of 1998 to 7.95% in the first quarter of 1999 as a result of lower yielding mortgage-related securities remaining in the portfolio.

Income from the investment securities portfolio decreased by $53,000 from $91,000 during the first quarter of 1998 to $38,000 in the first quarter of 1999 as the result of a decrease in the portfolio as a result of sales and maturities from $6.4 million at March 31, 1998 to $2.0 million at March 31, 1999. The effect of this decrease in the average balance was partially offset by an increase in the average yield on investment securities from 5.67% in the first quarter of 1998 to 7.63% in the first quarter of 1999 as a result of the changes in the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account and time deposits at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. The $27,000 increase in other interest income in 1999 to $148,000 when compared to the first quarter of 1998 other interest income of $121,000 is due primarily to the increased interest earnings on the FHLB overnight and on money market funds due to a increase in average invested balances from $6.1 million in the first quarter of 1998 to $8.9 million in the first quarter of 1999. FHLB dividends were $27,000 during the first quarter of 1998 as compared to $35,000 in the first quarter of 1999 due to increase in average FHLB stock from $1.5 million at March 31, 1998 to $1.9 million at March 31, 1999.

INTEREST EXPENSE

Interest expense the first quarter of 1999 was $1.8 million compared with $2.1 million the first quarter of 1998, representing a decrease of $271,000 or 13.2%.

Interest on deposits the first quarter of 1999 was $1.3 million compared with $1.7 million the first quarter of 1998, representing a decrease of $372,000 or 21.7%. The decrease is due to a $20.5 million decrease in average deposits in the first quarter of 1999 ($121.2 million) as compared to the first quarter of 1998 ($141.7 million). The first quarter of 1999 average interest cost decreased to 4.42% as compared to 4.83% in the first quarter of 1998 as lower interest rates were offered on certificates of deposits due primarily to the Company changing its strategy from paying aggressive market rates to retain certificates of deposits to borrowing from the FHLB at a lower interest rate than the market rate for the certificates of deposits.

Other interest expense primarily relates to FHLB of Atlanta borrowings and increased by $101,000 to $439,000 in the first quarter of 1999 when compared to the first quarter of 1998 total of $338,000 due to an increase in average borrowings of $8.0 million during the first quarter of 1999 ($31.4 million) from the first quarter of 1998 average levels of $23.4 million. The increase caused by the higher average balance was partially offset by decreased interest costs on borrowed funds from 5.77% in the first quarter of 1998 to 5.59% in the first quarter of 1999 as a consequence of the adjustable rate nature of the majority of the FHLB of Atlanta borrowings and lower market interest rates.

PROVISION FOR LOAN LOSSES.

The provision for loan losses is the cost of providing an allowance for anticipated future losses on loans. The amount depends upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors. The loan portfolio is changing as of the result of management's continued effort to expand and diversify into commercial mortgage loans, commercial business loans, and consumer loans. These types of loans are inherently riskier than residential mortgage loans.

The economic outlook for the Bank's primary lending area is guardedly optimistic as the local economy is assisted by the improvement in the overall economy. However, there is very little growth in the Bank's primary lending area and there is aggressive competition for existing loan and deposit customers. A slowdown in the economy could further impact asset growth and have a negative impact on real estate lending as well as the level of net charge-offs and delinquencies. Since such a slowdown in the economy could have an adverse effect on property values and for commercial development projects, cause an increase in vacancy rates, the possibilities exist for write-downs, charge-offs and transfer of currently performing loans to a nonaccrual status in the real estate and commercial loan categories.

Loan reviews procedures, including such techniques as loan grading and monitoring of financial information, are utilized by the Company in order to identify early potential problem loans in order for management to take steps to lessen any potential losses. Reports are prepared and used in conjunction with identification and monitoring of such loans on a monthly basis. Management's involvement continues throughout the process and includes participation in the work-out process and recovery activity. These procedures are monitored by the loan and audit committees whose work is supplemented periodically by regulatory agencies. A determination of a potential loss will result in a charge to the provision for loan losses, thereby increasing the allowance for loan losses. Management monitors the entire loan portfolio in an attempt to identify problem loans so that risks in the portfolio can be timely identified and an appropriate allowance or charge-off recognized. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions.

For the first quarter of 1999, the provision for loan losses was $195,000 as compared to $60,000 in the first quarter of 1998. These provisions were made based on management's analysis of the various factors that effect the loan portfolio and management's desire to maintain the allowance at a level
considered adequate to provide for losses.   The increase in the provision was
due to loan charge offs of $247,000 incurred in 1999. The increase in the level of net charge-off in 1998 was related primarily to loans to one customer whose loans had been classified as impaired. Management recorded charge-offs of $170,000 for such impaired loans in the first quarter of 1999, to reflect management's estimate of the fair value of the underlying collateral, and recorded the remaining balances as insubstance foreclosures in other assets and real estate owned. No additional allowances had been specified at March 31, 1999, for the impaired loans.

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The allowance for loan losses at December 31, 1998 and March 31, 1999, was $1.4 million, or 0.9% of net loans.

NON PERFORMING ASSETS


Non performing assets include loans classified as nonaccrual and repossessed assets. The Company's policy is to classify loans as nonaccrual and stop accruing interest when a loan is 90 days delinquent as to principal or interest unless collection of both is assured by collateral, guarantees or other security. Non performing assets of $2.8 million as of March 31, 1999, decreased $1.3 million from $4.1 million at December 31, 1998. Non performing assets at March 31, 1999, include $1.2 million of real estate owned and other foreclosed assets, and $1.6 million of loans on nonaccrual or 90 days delinquent. Non performing loans include $842,000 of commercial business and real estate loans, $107,000 of consumer loans, and $651,000 of residential mortgages.


NON-INTEREST INCOME.

Non-interest income increased by $37,000 in the first quarter of 1999 to $247,000 as compared to $210,000 in the first quarter of 1998. This increase was primarily the result of an increase in loan and service fees of $11,000 from $146,000 in the first quarter of 1998 to $157,000 in the first quarter of 1999. This increase is due largely to the increased activity in refinanced loans resulting from lower mortgage rates.

NON-INTEREST EXPENSE.

Non-interest expenses was constant at $1.2 million in the first quarter of 1999 and 1998. Compensation and employee benefits expense was slightly higher in the first quarter of 1998 as compared to the first quarter of 1999 due to the additional ESOP expense associated with the special dividend in 1998.


INCOME TAXES

Income tax expense in the first quarter of 1999 and 1998 was $213,000 and $246,000, respectively, or approximately 40.0% of income before income taxes representing expected federal and state tax rates.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Neither Bancshares nor the Bank is a party to any material legal proceedings at this time. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5 - OTHER INFORMATION

Not applicable.


ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K
(a)  Exhibits
     (3a)      Certificate of Incorporation of the Company*
     (3a) (i)  Certificate of Amendment of Certificate of Incorporation****
     (3b)      Bylaws of the Company*
     (3b)(i)   Amendment to Bylaws dated September 10, 1998*****
     (10a)     1996 Stock Option Plan of the Company**
     (10b)     1996 Management Recognition and Development Plan of the Company**
     (10c)     Employment Agreement with Charles L. Frederick, Jr.***
     (10d)     Employment Agreement with Thomas N. Ward***
     (27)      Financial Data Schedule

     _____________________
     * Incorporated by reference to the Company's Registration Statement on Form S-1, as amended.
     ** Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.
     *** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
     **** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997.
     ***** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

(b)  Report on Form 8-K
     No Forms 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the thereunto duly authorized.


                                         FIRST SOUTHERN BANCSHARES, INC.



Date          May 14, 1999               /s/ Charles L. Frederick, Jr.
     ---------------------               -------------------------------------

                                         Mr. Charles L. Frederick, Jr.
                                         President and Chief Executive Officer



Date          May 14, 1999               /s/ Ms. Glenda Young
     ---------------------               ------------------------------------

                                         Ms. Glenda Young
                                         Senior Vice President and Chief
                                         Accounting Officer