Form 10QSB
period 1999-06-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 1999-08-16
CIK 934302

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   June 30, 1999
                                                 -------------

                                      OR

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from_______to_______

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,643,562 shares of $.01 par value common stock as of August 9, 1999.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB
June 30, 1999
TABLE OF CONTENTS
-----------------


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated statements of financial condition (unaudited)               1

Consolidated statements of income (unaudited)                            2

Consolidated statement of stockholders' equity (unaudited)               3

Consolidated statements of cash flows (unaudited)                        4

Selected notes to consolidated financial statements (unaudited)          6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS                                              7

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                              18

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                      18

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                18

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS              18

ITEM 5 - OTHER INFORMATION                                              18

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               18

SIGNATURES                                                              19


FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED  (In thousands)


                                                                   December 31,     June 30,
                                                                       1998           1999
ASSETS
Cash and cash equivalents                                           $  13,188      $  8,909
Investment securities available for sale, at market                     2,016         6,490
Mortgage-backed securities, held to maturity, at cost                     945         3,643
Loans held for sale, at cost, which approximates market                   659           145
Loans receivable, net                                                 152,594       148,126
Foreclosed real estate and other assets                                   710         1,200
Premises and equipment, net                                             3,852         3,754
Federal Home Loan Bank stock, at cost                                   1,918         1,564
Accrued interest receivable                                             1,758         1,720
Deferred income taxes                                                     397           443
Other assets                                                              338           437
                                                                    ---------      --------

TOTAL ASSETS                                                        $ 178,375      $176,431
                                                                    =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                            $ 127,550      $126,469
Advances from Federal Home Loan Bank                                   31,316        31,241
Other notes payable                                                         -             -
Income taxes currently payable                                            356           137
Other liabilities                                                       1,145           538
                                                                    ---------      --------

Total liabilities                                                     160,367       158,385
                                                                    ---------      --------

COMMITMENTS AND CONTINGENCIES                                               -             -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares authorized; none
  issued and outstanding                                                    -             -
Common stock, $.01 par value; 4,000,000 shares authorized;
  2,076,969 and  shares issued and outstanding                             21            21
Additional paid-in capital                                             11,414        11,421
Retained earnings - Substantially restricted                           13,340        13,609
Unearned employee compensation - ESOP                                    (172)         (141)
Unearned employee compensation - MRDP                                    (550)         (411)
Net unrealized gain (loss) on securities available for sale                11           (58)
Treasury stock, at cost                                                (6,056)       (6,395)
                                                                    ---------      --------

Total stockholders' equity                                             18,008        18,046
                                                                    ---------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 178,375      $176,431
                                                                    =========      ========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED (In thousands, except per share amounts)

                                                    Three months ended         Six months ended
                                                         June 30,                   June 30,
                                                      1998      1999           1998         1999
INTEREST INCOME:
Loans                                                3,624      3,240          7,164        6,482
Mortgage-backed securities                              25         33             53           49
Investment securities                                   73         59            164           97
Other                                                  101        136            222          284
                                                   -------    -------         ------       ------

Total interest income                                3,823      3,468          7,603        6,912

INTEREST EXPENSE:
Deposits                                             1,564      1,316          3,276        2,656
Federal Home Loan Bank advances and other              406        443            744          882
                                                   -------    -------         ------       ------

Total interest expense                               1,970      1,759          4,020        3,538
                                                   -------    -------         ------       ------

NET INTEREST INCOME                                  1,853      1,709          3,583        3,374

PROVISION FOR LOAN LOSSES                               61        148            121          343
                                                   -------    -------         ------       ------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                         1,792      1,561          3,462        3,031
                                                   -------    -------         ------       ------

NON INTEREST INCOME:
Loan fees and service charges                          174        151            320          308
Net gains on sale of loans                              70         60            126          138
Gains on real estate owned                               2          2              2            4
Other                                                    7          3             15           15
                                                   -------    -------         ------       ------

Total non interest income                              253        216            463          465
                                                   -------    -------         ------       ------

NON INTEREST EXPENSES:
Compensation and employee benefits                     816        732          1,552        1,444
Building and occupancy expense                         147        153            280          293
Data processing expense                                107        124            209          214
Advertising                                             33         42             76           80
Insurance expense                                       58         50            112           92
Other                                                  161        148            321          306
                                                   -------    -------         ------       ------
Total non interest expenses                          1,322      1,249          2,550        2,429
                                                   -------    -------         ------       ------

INCOME  BEFORE INCOME TAXES                            723        530          1,375        1,067

INCOME TAX EXPENSE                                     280        207            526          420
                                                   -------    -------         ------       ------

NET INCOME                                         $   443    $   323         $  849       $  647
                                                   =======    =======         ======       ======

BASIC EARNINGS PER SHARE                           $  0.24    $  0.20         $ 0.45       $ 0.39
                                                   =======    =======         ======       ======

DILUTED EARNINGS PER SHARE                         $  0.24    $  0.20         $ 0.44       $ 0.39
                                                   =======    =======         ======       ======

DIVIDENDS PER SHARE
  Regular cash dividends                           $ 0.125    $ 0.125         $ 0.25       $ 0.25

  Special cash dividends                           $     -    $   -           $ 0.30       $    -
                                                   -------    -------         ------       ------
Total dividends per share                          $ 0.125    $ 0.125         $ 0.55       $ 0.25
                                                   =======    =======         ======       ======

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED  (Dollars in thousands)





                                                                                                        Retained
                                                    Common stock                      Additional        earnings
                                             Issued             In treasury            paid-in         Substantially
                                       Shares      Amount    Shares       Amount       capital          restricted

Balances at December 31, 1997        2,076,969    $21      (189,330)     $(2,503)      $ 11,375          $13,199


Net income for the year
  ended December 31, 1998                 -        -           -              -              -             1,502

Cash dividends                            -        -           -              -              -            (1,361)

Options exercised                         -        -        5,250             87             -                -

Acquisition of treasury stock             -        -       (224,182)      (3,640)            -                -

ESOP shares committed
  for release                             -        -           -              -              39               -

Amortization of MRDP
  unearned compensation                   -        -           -              -              -                -

Increase in unrealized loss on
  securities available for sale,
  net of related income taxes             -        -           -              -              -                -
                                     ---------    ---      --------      -------       --------          -------

Net for the period                        -        -       (218,932)      (3,553)            39              141
                                     ---------    ---      --------      -------       --------          -------


Balances at December 30, 1998        2,076,969    $21      (408,262)     $(6,056)      $ 11,414          $13,340


Net income for the six months
  ended June 30, 1999                     -        -           -              -              -               647

Cash dividends                            -        -           -              -              -              (378)

Options exercised                         -        -            936           11             -                -

Acquisition of treasury stock             -        -        (26,081)        (350)            -                -

ESOP shares committed
  for release                             -        -           -              -               7               -

Amortization of MRDP
  unearned compensation                   -        -           -              -              -                -

Increase in unrealized loss on
  securities available for sale,
  net of related income taxes             -        -           -              -              -                -
                                     ---------    ---      --------      -------       --------          -------

Net for the period                        -        -        (25,145)        (339)             7              269
                                     ---------    ---      --------      -------       --------          -------

Balances at June 30, 1999            2,076,969    $21      (433,407)     $(6,395)      $ 11,421          $13,609
                                     ---------    ---      --------      -------       --------          -------



                                                                Net
                                                              unrealized
                                             Unearned         loss on
                                             employee         securities         Total
                                           compensation       available       stockholders'      Comprehensive
                                          ESOP      MRDP      for sale           equity             income

Balances at December 31, 1997            $(280)    $(861)       $  (2)          $ 20,949             1,855
                                                                                                    ======
Net income for the year
  ended December 31, 1998                   -         -            -               1,502             1,502

Cash dividends                              -         -            -              (1,361)               -

Options exercised                           -         -            -                  87               -

Acquisition of treasury stock               -         -            -              (3,640)               -

ESOP shares committed
  for release                              108        -            -                 147               147

Amortization of MRDP
  unearned compensation                     -        311           -                 311               311

Increase in unrealized loss on
  securities available for sale
  net of related income taxes               -         -            13                 13                13
                                         -----     -----        -----           --------            ------

Net for the period                         108       311           13             (2,941)            1,973
                                         -----     -----        -----           --------            ------

Balances at December 30, 1998            $(172)    $(550)       $  11           $ 18,008            $1,973
                                                                                                    ======


Net income for the six months
  ended June 30, 1999                       -         -            -                 647               647

Cash dividends                              -         -            -                (378)               -

Options exercised                           -         -            -                  11                -

Acquisition of treasury stock               -         -            -                (350)               -

ESOP shares committed
  for release                               31        -            -                  38                38

Amortization of MRDP
  unearned compensation                     -        139           -                 139               139

Increase in unrealized loss on
  securities available for sale
  net of related income taxes               -         -            (69)              (69)              (69)
                                         -----     -----        -----           --------            ------

Net for the period                          31       139           (69)               38               755
                                         -----     -----        -----           --------            ------

Balances at June 30, 1999                $(141)    $(411)       $  (58)         $ 18,046            $  755
                                         -----     -----        -----           --------            ------

See accompanying selected notes to consolidated financial statements

                FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)
                                                                                           Six months ended
                                                                                                June 30,
                                                                                      ---------------------------
                                                                                      1998                   1999
                                                                                      ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $ 849                  $ 647
Adjustments to reconcile net income to net  cash provided
  by operating activities:
  Depreciation                                                                          72                    161
  Provision for loan losses                                                            121                    343
  Provision for deferred income taxes (benefit)                                         22                    (46)
  Amortization/accretion of  premiums/discounts on investment
    and mortgage-backed securities                                                      (2)                     6
  Amortization of deferred loan fees                                                   (26)                   (48)
  Fair market value of ESOP shares
    committed for release and charged to
    employee compensation                                                              123                     38
  Amortization of unearned compensation - MRDP                                         173                    139
  (Gains) losses on real estate owned                                                    2                      4
  (Increase) decrease in:
    Loans held for sale                                                                223                    514
    Accrued interest receivable                                                         28                     38
    Other assets                                                                        88                    (99)
  Increase (decrease) in:
    Income taxes currently payable                                                     (13)                  (219)
    Other liabilities                                                                  133                   (607)
                                                                                 ---------              ---------
Net cash provided by operating activities                                            1,793                    871
                                                                                 ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in:
  Total loans                                                                       (1,436)                 4,173
  Real estate owned
Proceeds from maturity of:
  Investment and mortgage-backed securities                                            243                 (2,704)
  Investment securities                                                              3,980                 (4,543)
  Real estate owned                                                                   (269)                  (494)
Acquisition of:
  Federal Home Loan Bank stock                                                         200                    354
  Premises and equipment                                                              (367)                   (63)
                                                                                 ---------              ---------
Net cash provided by (used in) investing activities                                  2,351                 (3,277)
                                                                                 ---------              ---------

See accompanying selected notes to consolidated financial statements.


FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)
                                                                                           Six months ended
                                                                                                June 30,
                                                                                      ---------------------------
                                                                                      1998                   1999
                                                                                      ----                   ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts                                        (10,596)                (1,081)

Cash dividends paid                                                                   (950)                  (378)
Proceeds from (reduction in) FHLB advances                                          16,924                    (75)
Acquisition of treasury stock, net                                                     (38)                  (339)
                                                                                 ---------              ---------
Net cash provided by (used in)  financing activities                                 5,340                 (1,873)
                                                                                 ---------              ---------

INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                                    9,484                 (4,279)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                                6,420                 13,188

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                                                   $ 15,904                $ 8,909
                                                                                 =========              =========
SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Noncash transactions:
  Increase (decrease) in net unrealized loss on securities
    available for sale                                                                 $ 7                  $ (69)

  Loans foreclosed and transferred to real estate own                                $ 606                  $ 659

Cash paid during the period for:
  Interest                                                                         $ 3,928                $ 3,558

  Income taxes                                                                       $ 350                  $ 456


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
---------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of June 30, 1999 and for the quarter and six months then ended include the accounts of the Registrant, First Southern Bancshares, Inc. (the "Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the "Company".

The June 30, 1998 and 1999 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the June 30, 1998 and 1999 interim financial statements. The results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year. The December 31, 1998 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998. Such Consolidated Statement of Financial condition included therein was audited and received an unqualified opinion.


NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

                                                                                         Six months ended June 30
                                                                                          1998               1999
                                                                                          ----               ----
                Common shares outstanding                                              2,076,969          2,076,969
                Treasury shares                                                         (189,740)          (426,308)
                Unreleased ESOP shares                                                   (22,278)           (16,026)
                Options - uncontingent                                                     9,185              5,853
                                                                                      ----------         ----------
                          Basic EPS                                                    1,874,136          1,640,488

                Options - contingent                                                      20,547              8,033
                Unreleased ESOP shares                                                    22,278             16,026
                                                                                      ==========         ==========
                          Diluted EPS                                                  1,916,961          1,664,547
                                                                                      ==========         ==========

NOTE 3 - SUBSEQUENT EVENT

On July 8, 1999, the Company's Board of Directors declared a cash dividend of $.125 per share, payable July 29, 1999 to stockholders of record as of July 19, 1999.


NOTE 4 - COMMITMENTS

At June 30, 1999, the Company had $1.5 million of outstanding net loan commitments, $13.3 million of unused portions on lines of credit, and $36,000 of outstanding letters of credit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

First Southern Bancshares, Inc. ("Bancshares") is primarily engaged in the business of directing and planning the activities of its wholly-owned subsidiary, First Southern Bank (the "Bank"). Bancshares' primary assets are comprised of its investment in the Bank and a note receivable from the Bank's Employee Stock Ownership Plan ("ESOP"). Bancshares and the Bank are collectively referred to herein as the "Company".

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

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 1998, as well as certain material changes in results of operations during the quarter and six months ended June 30, 1998 and 1999.

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

             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

The Company's primary lending area is currently experiencing a lack of growth and increased competition among the banks. Due to the lack of economic growth, many competitor banks have offered low rates to the Company's loan customers that the Company was unwilling to match due to the low interest yield commitment over the long term. The same hold true for deposits as competitor banks are offering aggressive rates that are higher than the interest cost to the Company of borrowing from the FHLB. Therefore, management has decided to retain loans or originate and retain new loans that have a satisfactory long term yield, and to offer competitive rates for deposits while maintaining an acceptable interest spread. As a result, average interest bearing assets have decreased from $174.3 million at June 30, 1998 to $165.7 million at June 30, 1999. Average interest bearing liabilities have decreased from $163.7 million at June 30, 1998 to $152.5 million at June 30, 1999. The interest spread between the average yield on the average interest bearing assets and the average cost on average interest bearing liabilities has remained constant at 3.75% in the first six months of 1998 and 1999.

Cash and cash equivalents

As disclosed in the Company's "Consolidated Statements of Cash Flows," net cash provided by operating activities decreased from $1,793,000 in the first six months of 1998 to $871,000 in the first six months of 1999 due to the decrease in net income and other liabilities in 1999. Cash from investing activities decreased from a cash source of $2.4 million in the first six months of 1998 to a use of cash of $3.3 million in the first six months of 1999, as a result of an increase of $7.2 million in investments and mortgage backed securities in 1999 partially funded through the decrease in loans of $4.5 million in 1999. Cash provided from financing activities decreased from a source of $5.3 million in the first six months 1998 to a use of $1.9 million in the first six months of 1999. The primary use in the first six months of 1999 was the decrease in deposits of $1.1 million.

Investments and mortgage-backed securities

The Company increased its investments in investment securities and mortgage-backed securities during the first six months of 1999. Investment securities available for sale increased from $2.0 million at December 31, 1998 to $6.5 million at June 30, 1999. The additional investments securities were in corporate and U.S. Government obligations and were funded from loan payoffs.
The corporate investments are fixed rate guaranteed or senior notes with a S&P A rating. The average balance for investment securities for the six months ended June 30, 1999 was $2.9 million as compared to $5.7 million for the comparable period in 1998 and the average yield was 6.83% in 1999 as compared to 5.73% in 1998.

Mortgage-backed securities increased from $945,000 at December 31, 1998 to $3.6 million at June 30, 1999. The additional investments were in GNMA participations and were funded from loan payoffs. The average balance for investment securities for the six months ended June 30, 1999 and 1998 was $1.3 million and the average yield was 7.37% in 1999 as compared to 8.06% in 1998.

Loans

The principle investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama. During the first six months of 1999 the average balance of loans declined as a result of the change in management strategy as previously discussed. The average balance of loans declined $9.1 million from $160.3 million in the first six months of 1998 to $151.2 million in the first six months of 1999.

The loan portfolio composition is changing as the result of management's continued efforts to expand and diversify the Company's loan portfolio into higher yielding commercial mortgage loans, commercial business loans, and consumer loans. These types of loans are inherently riskier than residential mortgage loans. A comparison of the Bank's loan portfolio analysis at December 31, 1998 and June 30, 1999 follows:

                                           December 31, 1998         June 30, 1999
                                        ----------------------   ----------------------
                                          Amount      Percent     Amount      Percent
                                        ----------  ----------   --------   -----------
                                                        (in thousands)
     Mortgage loans:
      Residential                        $ 69,524      47.6%     $ 63,676      42.9%
      Commercial                           35,566      23.2        34,664      23.4
                                         --------     -----      --------     -----
           Total mortgage loans           105,090      68.6        98,340      66.3

     Commercial business loans             29,010      18.9        30,469      20.6

     Consumer loans                        21,766      14.2        22,143      14.9
                                         --------     -----      --------     -----

     Total loans                          155,866     101.7       150,952     101.8

     Less:
      Undisbursed loans                     1,103       0.7         1,352       0.9
      Unamortized loan fees                    69       0.1            61       0.1
      Allowance for possible losses         1,441       0.9         1,268       0.8
                                         --------     -----      --------     -----
     Net loans receivable                $153,253     100.0%     $148,271     100.0%
                                         ========     =====      ========     =====

The Company's loan portfolio above continues to reflect the market served by the Bank's primary lending area. Mortgage loans decreased in volume and percentage of the portfolio as the Company has not been inclined to invest in low yielding loans for the long term.

At June 30, 1999, the allowance for loan losses was $1.3 million and represented 0.9% of total net loans and 45.3% of non performing assets. The provision for loan losses was $343,000 in the first six months of 1999 as compared to $121,000 in the first six months of 1998. The increase in the provision was due to loan charge-offs of $624,000 incurred in 1999, mostly in impaired loans valued at net realizable value, and reclassified as real estate owned and other foreclosed assets. In the opinion of management at June 30, 1999, the allowance for loan losses was adequate at that date. There can be no assurance that the Company will not be required to increase the allowance in the future.

At June 30, 1999, the Company had no significant commitments to originate fixed-rate loans. At June 30, 1999, the Company had commitments to originate variable rate loans, including unused commercial business lines of credit, and standby letters of credit as follows (in thousands):

  Commitments to extend credit     $  1,500
  Unused lines of credit           $ 13,253
  Standby letters of credit        $     36


Non performing Assets

Non performing assets include loans classified as nonaccrual and repossessed assets. The Company's policy is to classify loans as nonaccrual and stop accruing interest when a loan is 90 days delinquent as to principal or interest unless collection of both is assured by collateral, guarantees or other security. Non performing assets of $2.8 million as of June 30, 1999, decreased $1.3 million from $4.1 million at December 31, 1998. Non performing assets at June 30, 1999, include $1.2 million of real estate owned and other foreclosed assets, and $1.6 million of loans on nonaccrual or 90 days delinquent. Non performing loans include $573,000 of commercial business and real estate loans, $89,000 of consumer loans, and $938,000 of residential mortgages.

Deposits, FHLB advances and other notes payable

Deposit balances decreased $1.1 million from $127.6 million at December 31, 1998 to $126.5 at June 30, 1999. The decrease was primarily in certificates of deposits. The Company changed its strategy from paying aggressive market interest rates to retain these certificates of deposits to borrowing from the FHLB at a lower interest rate compared to the market rate for the certificates of deposits. As a result of this strategy, interest paid on deposits decreased 18.9% or $620,000 from $3.3 million in the first six months of 1998 to $2.7 million in the first six months of 1999, and the interest rate paid on the average balance of deposits decreased from 4.76% in the first six months of 1998 to 4.39% in the first six months of 1999. The decrease in interest paid on deposits in the first six months of 1999 was partially offset by the increase in interest paid on FHLB advances of $138,000 from $744,000 in the first six months of 1998 to $882,000 in the first six months of 1999; however the effective rate paid on the average outstanding balance of FHLB advances decreased from 5.75% in the first six months of 1998 to 5.62% in the first six months of 1999.

At June 30, 1999, savings certificates amounted to $85.3 million, or 67.4%, of the Company's total deposits, including $65.7 million that were scheduled to mature by June 30, 2000. Management of the Company believes it has adequate resources to fund all loan commitments with savings deposits and FHLB of Atlanta advances and with proceeds from the sale of mortgage loans, and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

There were no additional borrowings from the FHLB in the six months ended June 30, 1999. At June 30, 1999, the Company had unused credit availability with the FHLB of $8.8 million.

Stockholders' equity

At June 30, 1999, and December 31, 1998, aggregate stockholders' equity remained at $18.0 million. The reduction in stockholders' equity from the payment of $378,000 in dividends and the acquisition of treasury stock of $339,000, were offset by net income of $647,000, and $108,000 of other increases in stockholders' equity (other comprehensive income) related primarily to the unearned employee stock benefit compensation plans.

The Company continued with its Stock Repurchase Program which was started in 1995. During the six months of 1999, the Company acquired 26,081 shares at a cost of $350,000 or at an average price per share of $13.45. The current program will continue until August 1999, at which time the Company will decide whether to terminate or continue the program.

The Bank is required to maintain specific amounts of capital pursuant to FDIC requirements and the Company is required to maintain specific amounts of capital pursuant to the regulations of the Federal Reserve Board. As summarized below, Bancshares and the Bank are in compliance with all such requirements at June 30, 1999:

                                                                                                         Percentage of
                                                                                                         adjusted total
                                                                                         Amount              assets
                                                                                            (Dollars in thousands)
                First Southern Bancshares, Inc:

                Primary capital ratios:
                GAAP capital                                                            $ 18,046
                Adjustments:
                Mortgage servicing rights                                                     (7)
                Net unrealized loss on securities available for sale                          58
                                                                                        --------

                Tier 1 capital                                                            18,097              10.16%
                Minimum Tier 1 (leverage) requirement                                      7,123               4.00%
                                                                                        --------           --------

                Excess                                                                  $ 10,974               6.16%
                                                                                        ========           ========

                Risk-based capital ratios:
                Core (Tier 1) Capital                                                     18,097              13.00%
                Minimum core capital                                                       5,570               4.00%
                                                                                        --------           --------

                Excess                                                                  $ 12,527               9.00%
                                                                                        ========           ========

                Risk-based capital                                                      $ 19,365              13.91%
                Minimum risk-based capital requirement                                    11,139               8.00%
                                                                                        --------           --------

                Excess                                                                   $ 8,226               5.91%
                                                                                        ========           ========

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

                                                                                                         Percentage of
                                                                                                         adjusted total
                                                                                         Amount              assets
                                                                                            (Dollars in thousands)
                First Southern Bank:

                Total capital (to risk-weighted assets)                                 $ 18,445              13.26%
                To be well capitalized under the FDICIA
                  prompt corrective action provisions                                     13,911              10.00%
                                                                                        --------           --------

                Excess                                                                   $ 4,534               3.26%
                                                                                        ========           ========

                Tier 1 capital (to risk-weighted assets)                                $ 17,177              12.35%
                To be well capitalized under the FDICIA
                  prompt corrective action provisions                                      8,347               6.00%
                                                                                        --------           --------

                Excess                                                                   $ 8,830               6.35%
                                                                                        ========           ========

                Tier 1 capital (to average assets)                                      $ 17,177               9.65%
                To be well capitalized under the FDICIA
                  prompt corrective action provisions                                      8,897               5.00%
                                                                                        --------           --------

                Excess                                                                   $ 8,280               4.65%
                                                                                        ========           ========

Liquidity

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities and borrowings from the FHLB and local financial institutions. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. As an Alabama state-chartered bank that is not a member of the Federal Reserve System, the Bank is required by the Alabama State Banking Board to maintain at all times a reserve (comprised of cash on hand) based upon average daily deposits of the Bank. At June 30, 1999, the Bank's qualifying reserves of $1.8 million significantly exceeded the required reserve of $310,000.

Additionally, Bancshares requires cash for various operating needs including dividends to shareholders and the general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the Bank. At June 30, 1999, the Bank could have paid additional dividends for Bancshares of $4.5 million while continuing to meet the capital requirements for "well-capitalized" banks. Bancshares does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

  4. Validation - (i) Test, verify converted or replaced platforms, applications, databases, and utilities, (ii) test the performance, functionality, and integration of converted or replaced platforms, applications, databases, utilities, and interfaces in an operational environment.
  STATUS: This is an ongoing phase and is being conducted as revised or new computerized IT systems or equipment non-

  IT systems are evaluated by the task force. A validation test of the manual contingency plan for tellers and accounting personnel was performed on June 29, 1999, with satisfactory results.

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


                    COMPARISON OF OPERATING RESULTS FOR THE
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1999

General

Consolidated net income for the quarter ended June 30, 1999, decreased to $323,000 from $443,000 in the comparable quarter in 1998. Basic earnings per share for the second quarter of 1999 was $0.20 as compared to $0.24 for the comparable period in 1998, and diluted earnings per share for the second quarter of 1999 was $0.20 as compared to $0.24 for the comparable period in 1998.

Net Interest Income

The second quarter net interest income after provision for loan losses was $1.6 million, or 12.9% less than the $1.8 million reported for the comparable period in 1998, as a result of the decrease in loans and increase in the provision for loan losses.

Interest Income

Interest income for the second quarter of 1999 was $3.5 million compared with $3.8 million for the second quarter of 1998, representing a decrease of $355,000 or 9.3%. The decrease was primarily attributable to a decrease of $7.6 million, or 4.4% in average interest earning assets in the second quarter of 1999 to $165.4 million over those in the second quarter of 1998 of $173.0 million as a result of reduction in loans. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 8.84% for the second quarter of 1998 to 8.38% for 1999, as a result of lower market interest rates. The yield on the average balance of loans decreased from 9.03% in the second quarter of 1998 to 8.64% in the second quarter of 1999. The annual yield is expected to continue to decrease in 1999 as the effect of such rate decreases impacts commercial loans related to the prime interest rate and adjustable mortgages.

Interest on loans receivable decreased $384,000 to $3.2 million during the second quarter of 1999 as compared to $3.6 million in the second quarter of 1998. The decrease was primarily attributable to a decrease in average net loans of $10.5 million in the second quarter of 1999 ($150.0 million) from the comparable period in 1998 ($160.5 million). Additionally, the average yield on total loans decreased as previously mentioned.

Interest on mortgage-related securities increased by $8,000 from $25,000 during the second quarter of 1998 to $33,000 during in 1999 as a result of the average balance of mortgage-related securities increasing by $562,000 during the second quarter of 1999 ($1.8 million) as compared to the second quarter of 1998 ($1.3 million). The average yields from such securities decreased from 8.01% in the second quarter of 1998 to 7.11% in the second quarter of 1999 as a result of lower yielding mortgage-related securities in the portfolio.

Income from the investment securities portfolio decreased by $14,000 from $73,000 during the second quarter of 1998 to $59,000 in the second quarter of 1999 as the result of the average balance of investment securities decreasing by $1.3 million during the second quarter of 1999 ($3.7 million) as compared to the second quarter of 1998 ($5.0 million). The effect of this decrease in the average balance was partially offset by an increase in the average yield on investment securities from 5.80% in the second quarter of 1998 to 6.39% in the second quarter of 1999 as a result of the changes in the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account and time deposits at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. The $35,000 increase in other interest income in 1999 to $136,000 when compared to the second quarter of 1998 other interest income of $101,000 is due primarily to the increased interest earnings on the FHLB overnight and on money market funds due to a increase in average invested balances from $4.8 million in the second quarter of 1998 to $8.3 million in the second quarter of 1999. FHLB dividends were $27,000 during the second quarter of 1998 as compared to $31,000 in the second quarter of 1999 due to increase in average FHLB stock from $1.5 million at June 30, 1998 to $1.6 million at June 30, 1999.

Interest Expense

Interest expense the second quarter of 1999 was $1.8 million compared with $2.0 million the second quarter of 1998, representing a decrease of $211,000 or 10.7%.

Interest on deposits the second quarter of 1999 was $1.3 million compared with $1.6 million the second quarter of 1998, representing a decrease of $248,000 or 15.9%. The decrease is due to a $12.6 million decrease in average deposits in the second quarter of 1999 ($121.1 million) as compared to the second quarter of 1998 ($133.7 million). The second quarter of 1999 average interest cost decreased to 4.35% as compared to 4.68% in the second quarter of 1998 as lower interest rates were offered on certificates of deposits due primarily to the Company changing its strategy from paying aggressive market rates to retain certificates of deposits to borrowing from the FHLB at a lower interest rate compared to the market rate for the certificates of deposits.

Other interest expense primarily relates to FHLB of Atlanta borrowings and increased by $37,000 to $443,000 in the second quarter of 1999 when compared to the second quarter of 1998 total of $406,000 due to an increase in average borrowings of $2.9 million during the second quarter of 1999 ($31.3 million) from the second quarter of 1998 average levels of $28.3 million. The increase caused by the higher average balance was partially offset by decreased interest costs on borrowed funds from 5.73% in the second quarter of 1998 to 5.65% in the second quarter of 1999 as a consequence of the adjustable rate nature of the majority of the FHLB of Atlanta borrowings and lower market interest rates.

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

For the second quarter of 1999, the provision for loan losses was $148,000 as compared to $61,000 in the second quarter of 1998. These provisions were made based on management's analysis of the various factors that effect the loan portfolio and management's desire to maintain the allowance at a level
considered adequate to provide for losses.   The increase in the provision was
due to loan charge offs of $377,000 incurred in 1999. The increase in the level of net charge-off in 1999 was related primarily to loans foreclosed and loans identified as unrecoverable. Management recorded charge-offs of $150,000 for such loans in the second quarter of 1999, to reflect management's estimate of the fair value of the underlying collateral. No additional allowances had been specified at June 30, 1999, for the impaired loans.

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The allowance for loan losses at December 31, 1998, of $1.4 million and June 30, 1999, of $1.3 million was 0.9% of net loans.

Non-interest Income.

Non interest income for the second quarter decreased from $253,000 in 1998 to $216,000 in 1999 due to decreases in gains on loans sold and closing fees on residential mortgages.

Non-interest Expense.

The second quarter non interest expenses for 1999 were $1.2 million as compared to $1.3 million in 1998, primarily due to decreases in employee compensation and benefits related to termination of the Company's defined benefit retirement plan.

Income Taxes

Income taxes decreased by $73,000 in 1999, as a result of the decrease in income before income taxes. Income tax expense in the second quarter of 1999 and 1998 was $207,000 and $280,000, respectively, or approximately 40.0% of income before income taxes representing expected federal and state tax rates.


                    COMPARISON OF OPERATING RESULTS FOR THE
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1999

General

Consolidated net income for the six months ended June 30, 1999, decreased 24% to $647,000 from $849,000 for the comparable six months in 1998. Basic earnings per share for the six months ended June 30, 1999, was $0.39 as compared to $0.45 for the comparable period in 1998, and diluted earnings per share for the six months ended June 30, 1999 was $0.39 as compared to $0.44 for the comparable period in 1998.

Net Interest Income

For the six months ended June 30, 1999, net interest income after provision for loan losses was $3,031,000, or 12.4% less than the $3,462,000 reported for the comparable period in 1998, as a result of the decrease in loans and increase in the provision for loan losses.

Interest Income

Interest income for the six months ended June 30, 1999 was $6.9 million compared with $7.6 million for the six months ended June 30, 1998, representing a decrease of $691,000 or 9.1%. The decrease was primarily attributable to a decrease of $8.6 million, or 4.9% in average interest earning assets in the six months ended June 30, 1999 to $165.7 million over those in the six months ended June 30, 1998 of $174.3 million as a result of reduction in loans. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 8.72% for the six months ended June 30, 1998 to 8.34% for 1999, as a result of lower market interest rates. The yield on the average balance of loans decreased from 8.94% in the six months ended June 30, 1998 to 8.57% in the six months ended June 30, 1999. The annual yield is expected to continue to decrease in 1999 as the effect of such rate decreases impacts commercial loans related to the prime interest rate and adjustable mortgages.

Interest on loans receivable decreased $682,000 to $6.5 million during the six months ended June 30, 1999 as compared to $7.2 million in the six months ended June 30, 1998. The decrease was primarily attributable to a decrease in average net loans of $9.2 million in the six months ended June 30, 1999 ($151.2 million) from the comparable period in 1998 ($160.4 million). Additionally, the average yield on total loans decreased as previously mentioned.

Interest on mortgage-related securities decreased by $4,000 from $53,000 during the six months ended June 30, 1998 to $49,000 during in 1999 as a result of the average yields from such securities decreasing from 8.06% in the six months ended June 30, 1998 to 7.37% in the six months ended June 30, 1999 as a result of lower yielding mortgage-related securities in the portfolio.

Income from the investment securities portfolio decreased by $67,000 from $164,000 during the six months ended June 30, 1998 to $67,000 in the six months ended June 30, 1999 as the result of the average balance of investment securities decreasing by $2.9 million during the six months ended June 30, 1999 ($2.8 million) as compared to the six months ended June 30, 1998 ($5.7 million). The effect of this decrease in the average balance was partially offset by an increase in the average yield on investment securities from 5.73% in the six months ended June 30, 1998 to 6.83% in the six months ended June 30, 1999 as a result of the changes in the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account and time deposits at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. The $62,000 increase in other interest income in 1999 to $284,000 when compared to the six months ended June 30, 1998 other interest income of $222,000 is due primarily to the increased interest earnings on the FHLB overnight and on money market funds due to a increase in average invested balances from $5.4 million in the six months ended June 30, 1998 to $8.6 million in the six months ended June 30, 1999. FHLB dividends were $54,000 during the six months ended June 30, 1998 as compared to $66,000 in the six months ended June 30, 1999 due to increase in average FHLB stock from $1.5 million at June 30, 1998 to $1.8 million at June 30, 1999.

Interest Expense

Interest expense in the six months ended June 30, 1999 was $3.5 million compared with $4.0 million in the six months ended June 30, 1998, representing a decrease of $482,000 or 12.0%.

Interest on deposits in the six months ended June 30, 1999 was $2.7 million compared with $3.3 million in the six months ended June 30, 1998, representing a decrease of $620,000 or 18.9%. The decrease is due to a $16.5 million decrease in average deposits in the six months ended June 30, 1999 ($121.1 million) as compared to the six months ended June 30, 1998 ($133.7 million). The six months ended June 30, 1999 average interest cost decreased to 4.39% as compared to 4.76% in the six months ended June 30, 1998 as lower interest rates were offered on certificates of deposits due primarily to the Company changing its strategy from paying aggressive market rates to retain certificates of deposits to borrowing from the FHLB at a lower interest rate than the market rate for the certificates of deposits.

Other interest expense primarily relates to FHLB of Atlanta borrowings and increased by $138,000 to $882,000 in the six months ended June 30, 1999 when compared to the six months ended June 30, 1998 total of $744,000 due to an increase in average borrowings of $5.4 million during the six months ended June 30, 1999 ($31.3 million) from the six months ended June 30, 1998 average levels of $25.9 million. The increase caused by the higher average balance was partially offset by decreased interest costs on borrowed funds from 5.75% in the six months ended June 30, 1998 to 5.62% in the six months ended June 30, 1999 as a consequence of the adjustable rate nature of the majority of the FHLB of Atlanta borrowings and lower market interest rates.

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

For the six months ended June 30, 1999, the provision for loan losses was $343,000 as compared to $121,000 in the six months ended June 30, 1998. These provisions were made based on management's analysis of the various factors that effect the loan portfolio and management's desire to maintain the allowance at a
level considered adequate to provide for losses.   The increase in the provision
was due to loan charge offs of $624,000 incurred in 1999. The increase in the level of net charge-off in 1999 was related primarily to loans to impaired loans written down to fair value and transferred to foreclosed real estate and other assets. Management recorded charge-offs of $360,000 for such loans in the six months ended June 30, 1999, to reflect management's estimate of the fair value of the underlying collateral. No additional allowances had been specified at June 30, 1999, for the impaired loans.

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The allowance for loan losses at December 31, 1998, of $1.4 million and June 30, 1999, of $1.3 million was 0.9% of net loans.

Non-interest Income.

Non interest income for the six months ended June 30, 1999 of $465,000 remained constant with the comparable period of 1998 of $463,000.

Non-interest Expense.

For the six months ended June 30, 1999, non interest expenses for 1999 were $2.4 million as compared to $2.6 million in 1998, primarily due to decreases in employee compensation and benefits related to termination of the Company's defined benefit retirement plan.

Income Taxes

Income taxes decreased by $106,000 in 1999, as a result of the decrease in income before income taxes. Income tax expense in the six months ended June 30, 1999 and 1998 was $420,000 and $526,000, respectively, or approximately 40.0% of income before income taxes representing expected federal and state tax rates.

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

(b)  Report on Form 8-K
     No Forms 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FIRST SOUTHERN BANCSHARES, INC.



Date        August 16, 1999              /s/ Charles L. Frederick, Jr.
            ---------------              -----------------------------

                                         Mr. Charles L. Frederick, Jr.
                                         President and Chief Executive Officer



Date        August 16, 1999              /s/ Ms. Glenda Young
            ---------------              --------------------

                                         Ms. Glenda Young
                                         Senior Vice President and Chief
                                          Accounting Officer