Form 10QSB
period 1999-09-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 1999-11-12
CIK 934302

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   September 30, 1999
                                          ------------------

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

                        Commission file number  0-25478
                                                -------
                          First Southern Bancshares, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                63-1133624
    ----------------------------                ---------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification No.)


               102 South Court Street, Florence, Alabama  35630
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,335,691 shares of $.01 par value common stock as of November 12, 1999.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB
September 30, 1999
TABLE OF CONTENTS
-----------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated statements of financial condition (unaudited)               1

Consolidated statements of income (unaudited)                            2

Consolidated statement of stockholders' equity (unaudited)               3

Consolidated statements of cash flows (unaudited)                        4

Selected notes to consolidated financial statements (unaudited)          6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS                                              7

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                              17

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                      17

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                17

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS              17

ITEM 5 - OTHER INFORMATION                                              17

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               17

SIGNATURES                                                              18

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED  (In thousands)

                                                                          December 31,     September 30,
                                                                             1998             1999
ASSETS

Cash and cash equivalents                                                 $ 13,188         $  7,678
Investment securities available for sale, at market                          2,016            5,454
Mortgage-backed securities, held to maturity, at cost                          945            3,579
Loans held for sale, at cost, which approximates market                        659                -
Loans receivable, net                                                      152,594          149,155
Foreclosed real estate and other assets                                        710              959
Premises and equipment, net                                                  3,852            3,726
Federal Home Loan Bank stock, at cost                                        1,918            1,635
Accrued interest receivable                                                  1,758            1,757
Deferred income taxes                                                          397              453
Other assets                                                                   338              426
                                                                          --------         --------

 TOTAL ASSETS                                                             $178,375         $174,822
                                                                          ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                  $127,550         $123,058
Advances from Federal Home Loan Bank                                        31,316           32,703
Other notes payable                                                              -                -
Income taxes currently payable                                                 356              161
Other liabilities                                                            1,145              661
                                                                          --------         --------

Total liabilities                                                          160,367          156,583
                                                                          --------         --------

COMMITMENTS AND CONTINGENCIES                                                    -                -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares authorized; none
  issued and outstanding                                                         -                -
Common stock, $.01 par value; 4,000,000 shares authorized;
  2,076,969 and  shares issued and outstanding                                  21               21
Additional paid-in capital                                                  11,414           11,422
Retained earnings - Substantially restricted                                13,340           13,747
Unearned employee compensation - ESOP                                         (172)            (126)
Unearned employee compensation - MRDP                                         (550)            (350)
Net unrealized gain (loss) on securities available for sale                     11              (80)
Treasury stock, at cost                                                     (6,056)          (6,395)
                                                                          --------         --------

Total stockholders' equity                                                  18,008           18,239
                                                                          --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $178,375         $174,822
                                                                          ========         ========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED (In thousands, except per share amounts)

                                                  Three months ended                Nine months ended
                                                     September 30,                    September 30,
                                               1998             1999           1998               1999
INTEREST INCOME:
Loans                                         $3,671           $3,226         $10,835           $ 9,708
Mortgage-backed securities                        23               61              76               110
Investment securities                             55               87             219               184
Other                                            164               97             386               381
                                              ------           ------         -------           -------
Total interest income                          3,913            3,471          11,516            10,383

INTEREST EXPENSE:
Deposits                                       1,527            1,288           4,803             3,944
Federal Home Loan Bank advances and other        513              446           1,257             1,328
                                              ------           ------         -------           -------

Total interest expense                         2,040            1,734           6,060             5,272
                                              ------           ------         -------           -------

NET INTEREST INCOME                            1,873            1,737           5,456             5,111

PROVISION FOR LOAN LOSSES                        103               49             224               392
                                              ------           ------         -------           -------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                   1,770            1,688           5,232             4,719
                                              ------           ------         -------           -------

NON INTEREST INCOME:
Loan fees and service charges                    158              195             478               503
Net gains on sale of loans                        63               29             189               169
Gains(losses) on real estate owned                 -              (81)              2               (79)
Other                                              9               13              24                28
                                              ------           ------         -------           -------
Total non interest income                        230              156             693               621
                                              ------           ------         -------           -------

NON INTEREST EXPENSES:
Compensation and employee benefits               731              697           2,283             2,141
Building and occupancy expense                   188              185             468               478
Data processing expense                           95              123             304               337
Advertising                                       41               54             117               134
Insurance expense                                 47               41             159               133
Other                                            174              208             495               514
                                              ------           ------         -------           -------
Total non interest expenses                    1,276            1,308           3,826             3,737
                                              ------           ------         -------           -------

INCOME  BEFORE INCOME TAXES                      724              536           2,099             1,603

INCOME TAX EXPENSE                               270              211             796               631
                                              ------           ------         -------           -------
 NET INCOME                                   $  454           $  325         $ 1,303           $   972
                                              ======           ======         =======           =======
 BASIC EARNINGS PER SHARE                     $ 0.25           $ 0.20         $  0.70           $  0.59
                                              ======           ======         =======           =======
 DILUTED EARNINGS PER SHARE                   $ 0.25           $ 0.20         $  0.69           $  0.59
                                              ======           ======         =======           =======
DIVIDENDS PER SHARE
  Regular cash dividends                      $0.125           $0.125         $ 0.375           $ 0.375

  Special cash dividends                      $    -           $    -         $ 0.300           $     -
                                              ------           ------         -------           -------
Total dividends per share                     $0.125           $0.125         $ 0.675           $ 0.375
                                              ======           ======         =======           =======


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)


                                                          Common stock                       Additional
                                                Issued                  In treasury            paid-in
                                         Shares       Amount       Shares         Amount       capital

Balances at December 31, 1997           2,076,969       $21      (189,330)       $(2,503)      $11,375

Net income for the year
  ended December 31, 1998                       -         -             -              -             -

Cash dividends                                  -         -             -              -             -

Options exercised                               -         -         5,250             87             -

Acquisition of treasury stock                   -         -      (224,182)        (3,640)            -

ESOP shares committed
  for release                                   -         -             -              -            39

Amortization of MRDP
  unearned compensation                         -         -             -              -             -

Increase in unrealized loss on
  securities available for  sale,
   net of related income taxes                  -         -             -              -             -
                                        ---------       ---      --------        -------       -------
Net for the period                              -         -      (218,932)        (3,553)           39
                                        ---------       ---      --------        -------       -------
Balances at December 31, 1998           2,076,969       $21      (408,262)       $(6,056)      $11,414

Net income for the nine months
  ended September 30, 1999                      -         -             -              -             -

Cash dividends                                  -         -             -              -             -

Options exercised                               -         -           936             11             -

Acquisition of treasury stock                   -         -       (26,081)          (350)            -

ESOP shares committed
  for release                                   -         -             -              -             8

Amortization of MRDP
  unearned compensation                         -         -             -              -             -

Increase in unrealized loss on
  securities available for
   sale, net of related income taxes            -         -             -              -             -
                                        ---------       ---      --------        -------       -------
Net for the period                              -         -       (25,145)          (339)            8
                                        ---------       ---      --------        -------       -------
Balances at September 30, 1999          2,076,969       $21      (433,407)       $(6,395)      $11,422
                                        =========       ===      ========        =======       =======

                                                                                       Net
                                                                                   unrealized
                                          Retained           Unearned               loss on     Total
                                         earnings            employee              securities   stock-      Compre-
                                       Substantially       compensation            available   holders'     hensive
                                        restricted     ESOP          MRDP          for sale    equity       income

Balances at December 31, 1997             $13,199     $(280)        $(861)          $ (2)      $20,949       1,855
                                                                                                            ======
Net income for the year
  ended December 31, 1998                   1,502         -             -              -         1,502       1,502

Cash dividends                             (1,361)        -             -              -        (1,361)          -

Options exercised                               -         -             -              -            87           -

Acquisition of treasury stock                   -         -             -              -        (3,640)          -

ESOP shares committed
  for release                                   -       108             -              -           147         147

Amortization of MRDP
  unearned compensation                         -         -           311              -           311         311

Increase in unrealized loss on
  securities available for sale,
   net of related income taxes                  -         -             -             13            13          13
                                        ---------     -----      --------        -------       -------      ------
Net for the period                            141       108           311             13        (2,941)      1,973
                                        ---------     -----      --------        -------       -------      ------
Balances at December 31, 1998             $13,340     $(172)        $(550)          $ 11       $18,008      $1,973
                                                                                                            ======
Net income for the nine months
  ended September 30, 1999                    972         -             -              -           972         972

Cash dividends                               (565)        -             -              -          (565)          -

Options exercised                               -         -             -              -            11           -

Acquisition of treasury stock                   -         -             -              -          (350)          -

ESOP shares committed
  for release                                   -        46             -              -            54          54

Amortization of MRDP
  unearned compensation                         -         -           200              -           200         200

Increase in unrealized loss on
  securities available for sale,
   net of related income taxes                  -         -             -            (91)          (91)        (91)
                                        ---------     -----      --------        -------       -------      ------
Net for the period                            407        46           200            (91)          231       1,135
                                        ---------     -----      --------        -------       -------      ------
Balances at September 30, 1999            $13,747     $(126)        $(350)          $(80)      $18,239       1,135
                                        =========     =====      ========        =======       =======      ======



See accompanying selected notes to consolidated financial statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                                                Nine months ended
                                                                                  September 30,
                                                                            1998                 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $  1,303             $    972
Adjustments to reconcile net income to net  cash provided
  by operating activities:
  Depreciation                                                                232                  248
  Provision for loan losses                                                   224                  392
  Provision for deferred income taxes (benefit)                                30                  (56)
  Amortization/accretion of  premiums/discounts on investment
    and mortgage-backed securities                                             (5)                   3
  Amortization of deferred loan fees                                          (92)                 (65)
  Fair market value of ESOP shares
    committed for release and charged to
    employee compensation                                                     122                   54
  Amortization of unearned compensation - MRDP                                242                  200
  (Gains) losses on real estate owned                                           2                  (79)
  Increase (decrease) in:
    Loans held for sale                                                      (249)                 659
    Accrued interest receivable                                               (79)                   1
    Other assets                                                              115                  (88)
  Increase (decrease) in:
    Income taxes currently payable                                             16                 (195)
    Other liabilities                                                         134                 (484)
                                                                          -------            ---------
Net cash provided by operating activities                                   1,995                1,562
                                                                          -------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in:
  Total loans                                                                (611)               3,112
Proceeds from maturity of:
  Investment and mortgage-backed securities                                   385               (2,637)
  Investment securities                                                     4,985               (3,529)
  Real estate owned                                                          (283)                (170)
Acquisition of:
  Federal Home Loan Bank stock                                                200                  283
  Premises and equipment                                                     (636)                (122)
                                                                          -------            ---------
Net cash provided by (used in) investing activities                         4,040               (3,063)
                                                                          -------            ---------

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                                                     Nine months ended
                                                                                       September 30,
                                                                                  1998              1999
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts                                    (10,747)           (4,492)
Cash dividends paid                                                             (1,166)             (565)
Proceeds from (reduction in) FHLB advances                                      15,886             1,387
Proceeds from other borrowings                                                   1,500                 -
Acquisition of treasury stock, net                                              (2,978)             (339)
                                                                              --------           -------
Net cash provided by (used in)  financing activities                             2,495            (4,009)
                                                                              --------           -------

INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                                8,530            (5,510)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                            6,420            13,188

CASH AND CASH EQUIVALENTS -
                                                                              --------           -------
  END OF PERIOD                                                               $ 14,950           $ 7,678
                                                                              ========           =======

SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Noncash transactions:
  Increase (decrease) in net unrealized loss on securities
    available for sale                                                        $     21           $   (91)

  Loans foreclosed and transferred to real estate owned                       $    686           $  1,141

Cash paid during the period for:
  Interest                                                                    $  5,974           $  5,285

  Income taxes                                                                $    625           $    776


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
---------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of September 30, 1999 and for the quarter and nine months then ended include the accounts of the Registrant, First Southern Bancshares, Inc. (the "Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the "Company".

The September 30, 1998 and 1999 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the September 30, 1998 and 1999 interim financial statements. The results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year. The December 31, 1998 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998. Such Consolidated Statement of Financial condition included therein was audited and received an unqualified opinion.

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:


                                                      Nine months ended September 30
                                                     -------------------------------
                                                        1998                 1999
                                                     ---------            ---------
                Common shares outstanding            2,076,969            2,076,969
                Treasury shares                       (216,615)            (428,674)
                Unreleased ESOP shares                 (22,432)             (15,046)
                Options - uncontingent                   9,757                4,154
                                                     ---------            ---------
                Basic EPS                            1,847,679            1,637,403

                Options - contingent                    18,996                5,662
                Unreleased ESOP shares                  22,432               15,046
                                                     ---------            ---------
                Diluted EPS                          1,889,107            1,658,111
                                                     =========            =========


NOTE 3 - SUBSEQUENT EVENT

On October 14, 1999, the Company's Board of Directors declared a cash dividend of $.125 per share, payable November 5, 1999 to stockholders of record as of October 26, 1999.

On October 8, 1999, the Company completed a tender offer of its outstanding shares. 307,871 treasury shares were acquired at $13.50 per share.

NOTE 4 - COMMITMENTS

At September 30, 1999, the Company had $1.1 million of outstanding net loan commitments, $13.7 million of unused portions on lines of credit, and $10,000 of outstanding letters of credit.

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

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 1998, as well as certain material changes in results of operations during the quarter and nine months ended September 30, 1998 and 1999.

Forward-looking Statements Safe-harbor Statement

This report may contain forward-looking statements that are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; and significant changes in accounting, tax or regulatory practices or requirements. Because of the risks and uncertainties inherent in forward looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The company assumes no obligation to update any forward-looking statements.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

The Company's primary lending area is currently experiencing a lack of growth and increased competition among the banks. Due to the lack of economic growth, many competitor banks have offered low rates to the Company's loan customers that the Company was unwilling to match due to the low interest yield commitment over the long term. The same holds true for deposits as competitor banks are offering aggressive rates that are higher than the interest cost to the Company of borrowing from the FHLB. Therefore, management has decided to retain loans or originate and retain new loans that have a satisfactory long term yield, and to offer competitive rates for deposits while maintaining an acceptable interest spread. As a result, average interest bearing assets have decreased from $175.4 million at September 30, 1998 to $164.8 million at September 30, 1999. Average interest bearing liabilities have decreased from $164.8 million at September 30, 1998 to $152.1 million at September 30, 1999. The interest spread between the average yield on the average interest bearing assets and the average cost on average interest bearing liabilities has remained constant at 3.8% in the first nine months of 1998 and 1999.

Cash and cash equivalents

As disclosed in the Company's "Consolidated Statements of Cash Flows," net cash provided by operating activities decreased from $2.0 million in the first nine months of 1998 to $1.6 million in the first nine months of 1999 due to the decrease in net income in 1999. Cash from investing activities decreased from a cash source of $4.0 million in the first nine months of 1998 to a use of cash of $3.1 million in the first nine months of 1999, as a result of an increase of $6.1 million in investments and mortgage backed securities in 1999 partially funded through the loan repayments of $3.1 million in 1999. Cash provided from financing activities decreased from a source of $2.5 million in the first nine months of 1998 to a use of $4.0 million in the first nine months of 1999. The primary use in the first nine months of 1999 was the decrease in deposits of $4.5 million.

Investments and mortgage-backed securities

The Company increased its investments in investment securities and mortgage-backed securities during the first nine months of 1999. Investment securities available for sale increased from $2.0 million at December 31, 1998 to $5.5 million at September 30, 1999. The additional investment securities were in corporate and U.S. Government obligations and were funded from loan payoffs.
The corporate investments are fixed rate guaranteed or senior notes with a S&P A rating. The average balance for investment securities for the nine months ended September 30, 1999 was $3.7 million as compared to $5.1 million for the comparable period in 1998 and the average yield was 6.61% in 1999 as compared to 5.74% in 1998.

Mortgage-backed securities increased from $1.0 million at December 31, 1998 to $3.6 million at September 30, 1999. The additional investments were in GNMA participations and were funded from loan payoffs. The average balance for mortgage-backed investment securities for the nine months ended September 30, 1999 was $2.1 million as compared to $1.3 million in 1998, and the average yield was 7.05% in 1999 as compared to 8.06% in 1998.

Loans

The principle investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama. During the first nine months of 1999 the average balance of loans declined as a result of the change in management strategy as previously discussed. The average balance of loans declined $10.8 million from $160.9 million in the first nine months of 1998 to $150.1 million in the first nine months of 1999.

The loan portfolio composition is changing as the result of management's continued efforts to expand and diversify the Company's loan portfolio into higher yielding commercial mortgage loans, commercial business loans, and consumer loans. These types of loans are inherently riskier than residential mortgage loans. A comparison of the Bank's loan portfolio analysis at December 31, 1998 and September 30, 1999 follows:


                                                      December 31, 1998                      September 31, 1999
                                                      -----------------                      ------------------
                                                  Amount           Percent                Amount          Percent
                                                  ------           -------                ------          -------
          Mortgage loans:
          Residential                           $ 69,524            45.4%                $ 64,146          43.0%
          Commercial                              35,566            23.2%                  32,548          21.8%
                                                --------           -----                 --------         -----
          Total mortgage loans                   105,090            68.6%                  96,694          64.8%

          Commercial business loans               29,010            18.9%                  31,219          20.9%

          Consumer Loans                          21,766            14.2%                  23,751          15.9%
                                                --------           -----                 --------         -----
          Total loans                            155,866           101.7%                 151,664         101.7%

          Less:
          Undisbursed loans                        1,103             0.7%                   1,137           0.7%
          Unamortized loan fees                       69             0.1%                      72           0.1%
          Allowance for possible                   1,441             0.9%                   1,300           0.9%
          losses
                                                --------           -----                 --------         -----
          Net loans receivable                  $153,253           100.0%                $149,155         100.0%
                                                ========           =====                 ========         =====


The Company's loan portfolio above continues to reflect the market served by the Bank's primary lending area. Mortgage loans decreased in volume and percentage of the portfolio as the Company has not been inclined to invest in low yielding loans for the long term.

At September 30, 1999, the allowance for loan losses was $1.3 million and represented .9% of total net loans and 43.3% of non performing assets. The provision for loan losses was $392,000 in the first nine months of 1999 as compared to $224,000 in the first nine months of 1998. The increase in the provision was due to loan charge-offs of $651,000 incurred in 1999, mostly in impaired loans valued at net realizable value, and reclassified as real estate owned and other foreclosed assets. In the opinion of management at September 30, 1999, the allowance for loan losses was adequate at that date. There can be no assurance that the Company will not be required to increase the allowance in the future.

At September 30, 1999, the Company had no significant commitments to originate fixed-rate loans. At September 30, 1999, the Company had commitments to originate variable rate loans, including unused commercial business lines of credit, and standby letters of credit as follows (in thousands):

            Commitments to extend credit           $  1.1 million
            Unused lines of credit                 $  13.7 million
            Standby letters of credit              $  10,000


Non performing Assets

Non performing assets include loans classified as nonaccrual and repossessed assets. The Company's policy is to classify loans as nonaccrual and stop accruing interest when a loan is 90 days delinquent as to principal or interest unless collection of both is assured by collateral, guarantees or other securities. Non performing assets of $3.0 million as of September 30, 1999, decreased $1.1 million from $4.1 million at December 31, 1998. Non performing assets at September 30, 1999, include $959,000 of real estate owned and other foreclosed assets, and $2.0 million of loans on nonaccrual or 90 days delinquent. At September 30, 1999, the allowance for loan losses was $1.3 million and represented 0.9% of total net loans and 43.3% of non performing assets.

Deposits, FHLB advances and other notes payable

Deposit balances decreased $4.5 million from $127.5 million at December 31, 1998 to $123.0 at September 30, 1999. The decrease was primarily in certificates of deposits. The Company changed its strategy from paying aggressive market interest rates to retain these certificates of deposits to borrowing from the FHLB at a lower interest rate compared to the market rate for the certificates of deposits. As a result of this strategy, interest paid on deposits decreased 17.9% or $859,000 from $4.8 million in the first nine months of 1998 to $3.9 million in the first nine months of 1999, and the interest rate paid on the average balance of deposits decreased from 4.72% in the first nine months of 1998 to 4.36% in the first nine months of 1999.

At September 30, 1999, savings certificates amounted to $84.1 million, or 68.3%, of the Company's total deposits, including $63.3 million that were scheduled to mature by September 30, 2000. Management of the Company believes it has adequate resources to fund all loan commitments with savings deposits and FHLB of Atlanta advances and with proceeds from the sale of mortgage loans, and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

There were $1.5 million of additional borrowings from the FHLB in the nine months ended September 30, 1999. At September 30, 1999, the Company had unused credit availability with the FHLB of $7.3 million. The effective rate paid on the average outstanding balance of FHLB advances decreased from 5.73% in the first nine months of 1998 to 5.64% in the first nine months of 1999.

Stockholders' equity

Total stockholders' equity at September 30, 1999 is $18.2 million as compared to $18.0 at December 31, 1998. The payment of $565,000 in dividends and the acquisition of treasury stock of $339,000, were offset by net income of $972,000, and $163,000 of other increases in stockholders' equity (other comprehensive income) related primarily to the unearned employee stock benefit compensation plans. The Company continued with its Stock Repurchase Program, which was started in 1995. During the first nine months of 1999, the Company acquired 26,081 shares at an average price per share of $13.45.

The Bank is required to maintain specific amounts of capital pursuant to FDIC requirements and the Company is required to maintain specific amounts of capital pursuant to the regulations of the Federal Reserve Board. As summarized below, Bancshares and the Bank are in compliance with all such requirements at September 30, 1999:

                                                                                                Percentage of
                                                                                                adjusted total
                                                                                Amount              assets
            First Southern Bancshares, Inc:                                         (Dollars in thousands)
            Primary capital ratios:
            GAAP capital                                                        $18,239
            Adjustments:
            Mortgage servicing rights                                                (6)
            Net unrealized loss on securities available for sale                     80
                                                                                -------
            Tier 1 capital                                                       18,313             10.42%
            Minimum Tier 1 (leverage) requirement                                 7,030              4.00%
                                                                                -------             -----

            Excess                                                              $11,283              6.42%
                                                                                =======             =====
            Risk-based capital ratios:
            Core (Tier 1) Capital                                                18,313             13.21%
            Minimum core capital                                                  5,546              4.00%
                                                                                -------             -----
            Excess                                                              $12,767              9.21%
                                                                                =======             =====
            Risk-based capital                                                  $19,613             14.15%
            Minimum risk-based capital requirement                               11,092              8.00%
                                                                                -------             -----
            Excess                                                              $ 8,521              6.15%
                                                                                =======             =====


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

                                                                                                Percentage of
                                                                                                adjusted total
                                                                                 Amount             assets
            First Southern Bank:                                                    (Dollars in thousands)

            Total capital (to risk-weighted assets)                             $15,595             11.25%
            To be well capitalized under the FDICIA
             prompt corrective action provisions                                 13,857             10.00%
                                                                                -------             -----
            Excess                                                              $ 1,738              1.25%
                                                                                =======             =====
            Tier 1 capital (to risk-weighted assets)                            $14,295             10.32%
            To be well  capitalized under the FDICIA
             prompt corrective action provisions                                  8,314              6.00%
                                                                                -------             -----
            Excess                                                              $ 5,981              4.32%
                                                                                =======             =====
            Tier 1 capital (to average assets)                                  $14,295              8.14%
            To be well capitalized under the FDICIA
             prompt corrective action provisions                                  8,783              5.00%
                                                                                -------             -----
            Excess                                                              $ 5,512              3.14%
                                                                                =======             =====

Liquidity

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities and borrowings from the FHLB and local financial institutions. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. As an Alabama state-chartered bank that is not a member of the Federal Reserve System, the Bank is required by the Alabama State Banking Board to maintain at all times a reserve (comprised of cash on hand) based upon average daily deposits of the Bank. At September 30, 1999, the Bank's qualifying reserves of $2.7 million significantly exceeded the required reserve of $274,000.

Additionally, Bancshares requires cash for various operating needs including dividends to shareholders and the general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the Bank. At September 30, 1999, the Bank could have paid additional dividends for Bancshares of $1.7 million while continuing to meet the capital requirements for "well-capitalized" banks. Bancshares does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

PENDING LEGISLATION

Legislation recently enacted by Congress eliminates many Federal and State law barriers to affiliations among banks and other financial services providers. The legislation, which takes effect 120 days after the date of enactment, establishes a statutory framework pursuant to which full affiliations can occur between banks and securities firms, insurance companies, and other financial companies. The legislation provides some degree of flexibility in structuring these new affiliations, although certain activities may only be conducted through a holding company structure. The legislation preserves the role of the Board of Governors of the Federal Reserve System as the umbrella supervisor for holding companies, but incorporates a system of functional regulation pursuant to which the various Federal and state financial supervisors will continue to regulate the activities traditionally within their jurisdictions. The legislation specifies that banks may not participate in the new affiliations unless the banks are well-capitalized and well-managed or if any bank affiliate had received a less than "satisfactory" Community Reinvestment Act of 1977 rating as of it most recent examination.

The President is expected to sign the legislation into law in the very near future.


                    COMPARISON OF OPERATING RESULTS FOR THE
                   QUARTER ENDED SEPTEMBER 30, 1998 AND 1999

General

Consolidated net income for the quarter ended September 30, 1999, decreased to $325,000 from $454,000 in the comparable quarter in 1998. Basic earnings per share for the third quarter of 1999 was $0.20 as compared to $0.25 for the comparable period in 1998, and diluted earnings per share for the second quarter of 1999 was $0.20 as compared to $0.25 for the comparable period in 1998.

Net Interest Income

The third quarter net interest income after provision for loan losses was $1.7 million or 4.6% less than the $1.8 million reported in the comparable period in 1998, as a result of the decrease in loans and increase in the provision for loan losses.

Interest Income

Interest income for the third quarter of 1999 was $3.5 million compared with $3.9 million for the third quarter of 1998, representing a decrease of $442,000 or 11.3%. The decrease was primarily attributable to a decrease of $14.5 million, or 8.2%, in average interest earning assets in the third quarter of 1999 of $162.9 million from $177.4 million in the third quarter of 1998 as a result of reduction in loans. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 8.82% for the third quarter of 1998 to 8.51% for 1999, as a result of lower market interest rates. The yield on the average balance of loans decreased from 9.1% in the third quarter of 1998 to 8.7% in the third quarter of 1999. The annual yield is expected to continue to decrease in 1999 as the effect of such rate decreases impacts commercial loans related to the prime interest rate and adjustable mortgages.

Interest on loans receivable decreased $445,000 to $3.2 million during the third quarter of 1999 as compared to $3.7 million in the third quarter of 1998. The decrease was primarily attributable to a decrease in average net loans of $14.0 million in the third quarter of 1999 ($148.0 million) from the comparable period in 1998 ($162.0 million). Additionally, the average yield on total loans decreased as previously mentioned.

Interest on mortgage-related securities increased by $38,000 from $23,000 during the third quarter of 1998 to $61,000 during 1999 as a result of the average balance of mortgage-related securities increasing by $2.5 million during the third quarter of 1999 ($3.6 million) as compared to the third quarter of 1998 ($1.1 million). The average yields from such securities decreased from 8.04% in the third quarter of 1998 to 6.81% in the third quarter of 1999 as a result of lower yielding mortgage-related securities in the portfolio.

Income from the investment securities portfolio increased by $32,000 from $55,000 during the third quarter of 1998 to $87,000 in the third quarter of 1999 as the result of the average balance of investment securities increasing by $1.7 million during the third quarter of 1999 ($5.5 million) as compared to the third quarter of 1998 ($3.8 million). In addition, there was an increase in the average yield on investment securities from 5.78% in the third quarter of 1998 to 6.37% in the third quarter of 1999 as a result of the changes in the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account and time deposits at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. The $67,000 decrease in other interest income in 1999 to $97,000 when compared to the third quarter of 1998 other interest income of $164,000 is due primarily to the decreased interest earnings on the FHLB overnight and on money market funds due to a decrease in average invested balances from $8.8 million in the third quarter of 1998 to $4.3 million in the third quarter of 1999. FHLB dividends were $33,000 during the third quarter of 1998 as compared to $30,000 in the third quarter of 1999 due to the decrease in average FHLB stock from $1.8 million at September 30, 1998 to $1.6 million at September 30, 1999.

Interest Expense

Interest expense the third quarter of 1999 was $1.7 million compared with $2.0 million the third quarter of 1998, representing a decrease of $300,000 or 15.0%.

Interest on deposits the third quarter of 1999 was $1.3 million compared with $1.5 million the third quarter of 1998, representing a decrease of $239,000 or 15.7%. The decrease is due to a $6.7 million decrease in average deposits in the third quarter of 1999 ($125.0 million) as compared to the third quarter of 1998 ($131.7 million). The third quarter of 1999 average interest cost decreased to 4.12% as compared to 4.64% in the third quarter of 1998 as lower interest rates were offered on certificates of deposits due primarily to the Company changing its strategy from paying aggressive market rates to retain certificates of deposits to borrowing from the FHLB at a lower interest rate compared to the market rate for the certificates of deposits.

Other interest expense primarily relates to FHLB of Atlanta borrowings and decreased by $67,000 to $446,000 in the third quarter of 1999 when compared to the third quarter of 1998 total of $513,000 due to a decrease in average borrowings of $3.8 million during the third quarter of 1999 ($31.3 million) from the third quarter of 1998 average levels of $35.1 million. The interest costs on borrowed funds was 5.7% in the third quarter of 1998 and 1999.

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

The Company utilizes loan reviews procedures, including techniques such as loan grading and monitoring of financial information, in order to identify early potential problem loans in order for management to take steps to lessen any potential losses. Reports are prepared and used in conjunction with identification and monitoring of such loans on a monthly basis. Management's involvement continues throughout the process and includes participation in the work-out process and recovery activity. These procedures are monitored by the loan and audit committees whose work is supplemented periodically by regulatory agencies. A determination of a potential loss will result in a charge to the provision for loan losses, thereby increasing the allowance for loan losses. Management monitors the entire loan portfolio in an attempt to identify problem loans so that risks in the portfolio can be timely identified and an appropriate allowance or charge-off recognized. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions.

For the third quarter of 1999, the provision for loan losses was $49,000 as compared to $103,000 in the third quarter of 1998. These provisions were made based on management's analysis of the various factors that effect the loan portfolio and management's desire to maintain the allowance at a level
considered adequate to provide for losses.   The decrease in the provision as
compared to the comparable period in 1998 was due to less loan charge offs in 1999. Loan charge-offs in the third quarter of 1998 were $99,000 compared to $27,000 in 1999. No allowances had been specified at September 30, 1999, for impaired loans.

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The allowance for loan losses at December 31, 1998, of $1.4 million and September 30, 1999, of $1.3 million was 0.9% of net loans.

Non-interest Income.

Non interest income for the third quarter decreased from $230,000 in 1998 to $156,000 in 1999 due to decreases in gains on loans sold and increases in losses on sale of real estate owned.

Non-interest Expense.

The third quarter non interest expenses for 1999 and 1998 were comparable at $1.3 million. Increases in data processing and other expenses were offset by a decrease in compensation and employee benefits expense.

Income Taxes

Income taxes decreased by $59,000 in 1999, as a result of the decrease in income before income taxes. Income tax expense in the third quarter of 1999 and 1998 was $211,000 and $270,000, respectively, or approximately 40.0% of income before income taxes representing expected federal and state tax rates.



                    COMPARISON OF OPERATING RESULTS FOR THE
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

General

Consolidated net income for the nine months ended September 30, 1999, decreased 25% to $972,000 from $1,303,000 for the comparable nine months in 1998. Basic earnings per share for the nine months ended September 30, 1999, was $0.59 as compared to $0.70 for the comparable period in 1998, and diluted earnings per share for the nine months ended September 30, 1999 was $0.59 as compared to $0.69 for the comparable period in 1998.

Net Interest Income

For the nine months ended September 30, 1999, net interest income after provision for loan losses was $4.7 million or 9.8% less than the $5.2 million reported for the comparable period in 1998, as a result of the decrease in loans and increase in the provision for loan losses.

Interest Income

Interest income for the nine months ended September 30, 1999 was $10.4 million compared with $11.5 million for the nine months ended September 30, 1998, representing a decrease of $1.1 million or 9.8%. The decrease was primarily attributable to a decrease of $10.6 million, or 6.0% in average interest earning assets in the nine months ended September 30, 1999 from $175.4 million to $164.8 million in the nine months ended September 30, 1998 as a result of reduction in loans. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 8.75% for the nine months ended September 30, 1998 to 8.40% for 1999, as a result of lower market interest rates. The yield on the average balance of loans decreased from 8.98% in the nine months ended September 30, 1998 to 8.62% in the nine months ended September 30, 1999. The annual yield is expected to continue to decrease in 1999 as the effect of such rate decreases impacts commercial loans related to the prime interest rate and adjustable mortgages.

Interest on loans receivable decreased $1.1 million to $9.7 million during the nine months ended September 30, 1999 as compared to $10.8 million in the nine months ended September 30, 1998. The decrease was primarily attributable to a decrease in average net loans of $10.8 million in the nine months ended September 30, 1999 ($150.1 million) from the comparable period in 1998 ($160.9 million). Additionally, the average yield on total loans decreased as previously mentioned.

Interest on mortgage-related securities increased by $34,000 from $76,000 during the nine months ended September 30, 1998 to $110,000 during the nine months ended September 30, 1999 as a result of the average balance of mortgage-related securities increasing by $824,000 during the third quarter of 1999 ($2.1 million) as compared to the third quarter of 1998 ($1.3 million). The average yields from such securities decreased from 8.06% in the third quarter of 1998 to 7.05% in the third quarter of 1999 as a result of lower yielding mortgage-related securities in the portfolio.

Income from the investment securities portfolio decreased by $35,000 from $219,000 during the nine months ended September 30, 1998 to $184,000 in the nine months ended September 30, 1999 as the result of the average balance of investment securities decreasing by $1.4 million during the nine months ended September 30, 1999 ($3.7 million) as compared to the nine months ended September 30, 1998 ($5.1 million). The effect of this decrease in the average balance was partially offset by an increase in the average yield on investment securities from 5.74% in the nine months ended September 30, 1998 to 6.61% in the nine months ended September 30, 1999 as a result of the changes in the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account and time deposits at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. The $5,000 decrease in other interest income in 1999 to $381,000 when compared to the nine months ended September 30, 1998 other interest income of $386,000 is due primarily to the decreased in the average yield on overnight account and time deposits at the FHLB from 6.03% in the nine months ended September 30, 1998 to 5.18% in the nine months ended September 30, 1999. The effect of this decrease in the average yield was partially offset by an increase in average invested balances from $6.6 million in the nine months ended September 30, 1998 to $7.2 million in the nine months ended September 30, 1999. FHLB dividends were $88,000 during the nine months ended September 30, 1998 as compared to $96,000 in the nine months ended September 30, 1999 due to increase in average FHLB stock from $1.6 million at September 30, 1998 to $1.7 million at September 30, 1999.

Interest Expense

Interest expense in the nine months ended September 30, 1999 was $5.3 million compared with $6.1 million in the nine months ended September 30, 1998, representing a decrease of $788,000 or 13.0%.

Interest on deposits in the nine months ended September 30, 1999 was $3.9 million compared with $4.8 million in the nine months ended September 30, 1998, representing a decrease of $859,000 or 17.9%. The decrease is due to a $9.2 million decrease in average deposits in the nine months ended September 30, 1999 ($126.5 million) as compared to the nine months ended September 30, 1998 ($135.7 million). The nine months ended September 30, 1999 average interest cost decreased to 4.16% as compared to 4.72% in the nine months ended September 30, 1998 as lower interest rates were offered on certificates of deposits due primarily to the Company changing its strategy from paying aggressive market rates to retain certificates of deposits to borrowing from the FHLB at a lower interest rate than the market rate for the certificates of deposits.

Other interest expense primarily relates to FHLB of Atlanta borrowings and increased by $71,000 to $1.3 million in the nine months ended September 30, 1999, due to an increase in average borrowings of $2.3 million during the nine months ended September 30, 1999 ($31.3 million) from the nine months ended September 30, 1998 average levels of $29.0 million. The increase caused by the higher average balance was partially offset by decreased interest costs on borrowed funds from 5.73% in the nine months ended September 30, 1998 to 5.64% in the nine months ended September 30, 1999 as a consequence of the adjustable rate nature of the majority of the FHLB of Atlanta borrowings and lower market interest rates.

Provision for Loan Losses.

For the nine months ended September 30, 1999, the provision for loan losses was $392,000 as compared to $224,000 in the nine months ended September 30, 1998. These provisions were made based on management's analysis of the various factors that effect the loan portfolio and management's desire to maintain the allowance
at a level considered adequate to provide for losses.   The increase in the
provision was due to loan charge offs of $651,000 incurred in 1999. The increase in the level of net charge-off in 1999 was related primarily to loans to impaired loans written down to fair value and transferred to foreclosed real estate and other assets. Management recorded charge-offs of $360,000 for such loans in the nine months ended September 30, 1999, to reflect management's estimate of the fair value of the underlying collateral. No additional allowances had been specified at September 30, 1999, for the impaired loans.

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The allowance for loan losses at December 31, 1998, of $1.4 million and September 30, 1999, of $1.3 million was 0.9% of net loans.

See "Comparison of Operating Results for the Quarter Ended September 30, 1998 and 1999 Provision for Loan Losses" for further discussion.

Non-interest Income.

Non interest income for the nine months ended September 30, 1999 decreased from $693,000 in 1998 to $621,000 in 1999 due to decreases in gains on loans sold and increases in losses on sale of real estate owned.

Non-interest Expense.

For the nine months ended September 30, 1999, non interest expenses for 1999 were $3.7 million as compared to $3.8 million in 1998, primarily due to decreases in employee compensation and benefits related to termination of the Company's defined benefit retirement plan.


Income Taxes

Income taxes decreased by $165,000 in 1999, as a result of the decrease in income before income taxes. Income tax expense in the nine months ended September 30, 1999 and 1998 was $631,000 and $796,000, respectively, or approximately 40.0% of income before income taxes representing expected federal and state tax rates.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5 - OTHER INFORMATION

Not applicable.


ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K
(a)      Exhibits
         (3a)    Certificate of Incorporation of the Company*
         (3a)(i) Certificate of Amendment of Certificate of Incorporation****
         (3b)    Bylaws of the Company*
         (3b)(i) Amendment to Bylaws dated September 10, 1998*****
         (10a)   1996 Stock Option Plan of the Company**
         (10b)   1996 Management Recognition Development Plan of the Company**
         (10c)   Employment Agreement with Charles L. Frederick, Jr.***
         (10d)   Employment Agreement with Thomas N. Ward***
         (27)    Financial Data Schedule
         _____________________
         * Incorporated by reference to the Company's Registration Statement on Form S-1, as amended.
         ** Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.
         *** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
         **** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997.
         ***** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

(b)      Report on Form 8-K
         No Forms 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FIRST SOUTHERN BANCSHARES, INC.



Date November 12, 1999                   /s/ Charles L. Frederick, Jr.
     -----------------                   -------------------------------------

                                         Mr. Charles L. Frederick, Jr.
                                         President and Chief Executive Officer



Date November 12, 1999                   /s/ Ms. Glenda Young
     -----------------                   -------------------------------

                                         Ms. Glenda Young
                                         Senior Vice President and Chief
                                          Accounting Officer