Form 10KSB
period 1999-12-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 2000-03-27
CIK 934302

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-25478

                        FIRST SOUTHERN BANCSHARES, INC.
-------------------------------------------------------------------------------
                (Name of small business issuer in its charter)


                   Delaware                              63-1133624
                  ----------                             -----------
        (State or other jurisdiction        (I.R.S. Employer Identification No.)
      of incorporation or organization)

  102 South Court Street, Florence, Alabama                    35630
  -----------------------------------------                   ------
   (Address of principal executive offices                   (Zip Code)

          Issuer's telephone number                        (256) 764-7131

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under
  Section 12(g) of the Exchange Act:  Common Stock, par value $0.01 per share
                                      ---------------------------------------
                                                 (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES X  NO
   ---   ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.

The issuer's revenues for the fiscal year ended December 31, 1999 were $14,733,000.

The aggregate market value of the outstanding voting stock held by nonaffiliates of the Registrant, based on the average of the bid and ask prices of the registrant's Common Stock as quoted on The Nasdaq National Market under the symbol "FSTH" on March 10, 2000, was $8,623,189 (851,673 shares at $10.125 per share). It is assumed for purposes of this calculation that the issuer's executive officers, directors and 5% stockholders are affiliates.

As of March 10, 2000, the issuer has 1,268,626 shares outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1999 ("Annual Report"). (Parts I and II)
2. Portions of Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement"). (Parts III and IV)

Transitional Small Business Disclosure Format        Yes    No X
                                                        ---   ---

        This report contains certain "forward-looking statements" concerning the future operations of First Southern Bancshares, Inc. and its wholly-owned subsidiary, First Southern Bank. Forward-looking statements are used to describe future plans and strategies, including expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which First Southern Bancshares, Inc. and First Southern Bank operate, as well as nationwide, First Southern Bancshares, Inc.'s and First Southern Bank's abilities to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

                                     PART I

Item 1.  Description of Business
--------------------------------

General

         First Southern Bancshares, Inc. ("Company"), a Delaware corporation, was organized on November 22, 1994 for the purpose of becoming the holding company for First Federal Savings and Loan Association of Florence ("Association") upon the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock savings and loan association ("Stock Conversion") and then to an Alabama chartered commercial bank ("Bank Conversion"). The Stock Conversion was consummated on April 13, 1995 through the issuance and sale by the Company of 2,049,875 shares of common stock, $0.01 par value, at $10.00 per share to depositors of the Association and the Association's employee stock ownership plan. The Bank Conversion was consummated on June 10, 1995, with the Association changing its name to "First Southern Bank" ("Bank"). At December 31, 1999, the Company had total assets of $178.8 million, total deposits of $126.9 million and stockholders' equity of $14.0 million. The Company has not engaged in any significant activity other than holding all of the outstanding capital stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

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

         The Bank conducts its business through six office facilities located in Lauderdale and Colbert Counties in northwestern Alabama, which the Bank considers as its primary market area. See "-- Properties." The two largest industries in this area are Wise Alloys and the Tennessee Valley Authority. The University of North Alabama and the Eliza Coffee Memorial Hospital are located in Florence, Alabama, and both have a significant economic impact on the Bank's primary market area. The textile industry has become an increasingly significant segment of the local economy, with many small textile businesses located in the Bank's primary market area.

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

         Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio as of the dates indicated.

                                                                      At December 31,
                                        ---------------------------------------------------------------------------
                                                  1997                      1998                     1999
                                        ------------------------  ------------------------ ------------------------
                                          Amount       Percent      Amount       Percent      Amount      Percent
                                        -----------  -----------  -----------  ----------- ------------  ----------
                                                                  (Dollars in thousands)
Mortgage loans:
   One- to four-family residential(1).    $  58,339       36.52%    $  53,019       34.60%     $ 49,808      31.97%
   Multi-family residential...........       11,020        6.90         6,473        4.22         4,132       2.65
   Commercial.........................       37,535       23.49        33,516       21.87        29,792      19.12
                                        -----------    --------     ---------     --------   ----------    -------
      Total non-construction
         mortgage loans...............      106,894       66.91        93,008       60.69        83,732      53.74
                                        -----------    --------     ---------     --------   ----------    -------

Construction loans:
   One- to four-family residential....        6,624        4.14        10,032        6.54         9,862       6.33
   Multi-family residential...........           --          --            --          --           255        .16
   Commercial.........................        1,606        1.01         2,050        1.34         4,467       2.87
                                        -----------    --------     ---------     --------   ----------    -------
      Total construction loans........        8,230        5.15        12,082        7.88        14,584       9.36
                                        -----------    --------     ---------     --------   ----------    -------

Total mortgage loans..................      115,124       72.06       105,090       68.57        98,316      63.10
                                        -----------    --------     ---------     --------   ----------    -------

Commercial business loans.............       27,792       17.40        29,010       18.93        36,332      23.32
                                        -----------    --------     ---------     --------   ----------    -------

Consumer loans:
   Home equity and second
      mortgage loans..................        9,999        6.26        10,140        6.62        11,757       7.55
   Automobile loans...................        3,152        1.97         3,953        2.58         4,019       2.58
   Savings loans......................          739        0.46           886        0.58         1,005        .64
   Other..............................        6,088        3.81         6,787        4.43         6,536       4.19
                                        -----------    --------     ---------     --------   ----------    -------
      Total consumer loans............       19,978       12.50        21,766       14.21        23,317      14.96
                                        -----------    --------     ---------     --------   ----------    -------

Total loans...........................      162,894      101.96       155,866      101.71       157,965     101.38
                                        -----------    --------     ---------     --------   ----------    -------
Less:
   Undisbursed loans in process.......        1,404        0.88         1,103        0.72           675       0.43
   Unamortized loan origination
      fees, net of direct costs.......          148        0.09            69        0.05            72       0.05
   Allowance for possible
      loan losses.....................        1,584        0.99         1,441        0.94         1,400       0.90
                                        -----------    --------     ---------     --------   ----------    -------
      Net loans receivable............     $159,758      100.00%     $153,253      100.00%     $155,818     100.00%
                                        ===========    ========     =========     ========   ==========    =======

------------------------------
(1)  Includes loans held for sale.

         One- to Four-Family Residential Loans. The Bank presently originates both fixed-rate mortgage loans and adjustable rate mortgage ("ARM") loans secured by single-family properties with terms of 15 to 30 years, with an emphasis on ARM loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

         The Bank currently offers ARM loans with initial rates determined by the Bank based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The Bank originates ARM loans that adjust annually with a maximum upward adjustment of 2% per year and a 6% maximum adjustment over the life of the loan. Many of the ARM loans have interest rate adjustment floors that do not permit the rate to be adjusted below a certain rate. ARM loans are tied either to the one-year U.S. Treasury Bill Index or the Cost of Funds Index. At December 31, 1999, the initial interest rate on the Bank's ARM loans was 6.75% per annum. The Bank does not originate negative amortization loans. The Bank originated $8.2 million of one- to four-family ARM loans for the year ended December 31, 1999.

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

         The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraisal value or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios of greater than 80%. The maximum loan-to- value ratio for construction-permanent loans is also 80% of the appraised value or cost, whichever is less. The Bank requires private mortgage insurance for loan-to-value ratios in excess of 80%.

         The maximum financing on refinance loans is limited to 80% of the appraised value and such loans require private mortgage insurance above 80% loan-to-value, or 80% loan to appraised value if a portion of the funds advanced by the Bank will be used for purposes other than paying off the existing mortgage debt.

         Multi-Family Loans. Multi-family loans are comprised primarily of loans secured by income producing properties such as apartments with five to 50 units. Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever, is less, and are generally originated for ten- to 25-year terms.

         Multi-family lending is generally viewed as exposing the lender to a greater risk of loss than one- to four-family residential lending. Such loans typically involve higher loan principal amounts and loan repayment is largely dependent on sufficient income generated by the project to cover operating expenses and loan repayments. Market values may vary as a result of economic events or governmental regulations outside of the control of the borrower or lender, such as rent control laws, which impact the future cash flows of the affected properties. Corresponding to the greater lending risk is a generally higher interest rate applicable to multi-family lending. The Bank generally requires that the security property generate positive cash flow after debt service and other expenses. The Bank's underwriting criteria includes an evaluation of the borrower's reputation, the amount of borrower's equity in the project, sales and leasing information, and cash flow projections. At December 31, 1999, the Bank had no nonperforming (i.e. loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) multi-family residential loans.

         At December 31, 1999, the three largest multi-family loans were $1.4 million loan secured by an apartment building in Muscle Shoals, Alabama, $1.0 million loan secured by an apartment building in Tampa, Florida, and a $420,000 loan secured by an apartment building in Muscle Shoals, Alabama. All three loans were current at December 31, 1999.

         Construction Loans. The Bank originates residential construction mortgage loans to residential owner- occupants (custom construction loans) and to local contractors building residential properties for resale, as well as construction loans for multi-family residential properties and land development on properties located within its primary market area. Construction loans to owner-occupants generally have a term of six months and then are converted to permanent loans. The construction loans to builders generally are made with a six-month term. The Bank's construction loans bear interest rates which adjust with the U.S. Treasury Index.

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

         At December 31, 1999, the Bank had three construction loans with committed balances of more than $1.0 million, all of which were current at that date. The first is a 34% participation interest in a $5.2 million loan commitment secured by land and a shopping center in Killen, Alabama. The Bank's interest amounts to $1.8 million. At December 31, 1999, there was $5.2 million outstanding under the commitment, in which the Bank had a 34% interest. The second is a $1.2 million loan secured by a residential sub-division development located in Tuscumbia, Alabama, with an outstanding balance of $1.2 million at December 31, 1999. The third is a $1.1 million loan secured by a residential sub-division development in Athens, Alabama with an outstanding balance of $1.1 million at December 31, 1999. This loan was paid in full February 1, 2000.

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

         Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 1999, $158,000, or .68%, of the Bank's consumer loan portfolio was accounted for on a nonaccrual basis or was contractually past due 90 days or more.

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

         At December 31, 1999, the three largest commercial real estate loans were a $2.0 million loan secured by country club and golf course located in Muscle Shoals, Alabama, a $1.3 million loan secured by five furniture stores in north Alabama, and a $896,000 loan secured by commercial land in Tuscumbia, Alabama. All three loans were current at December 31, 1999.

         At December 31, 1999, nonperforming (i.e. loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) commercial real estate loans totaled $59,000. See " -- Nonperforming Assets and Delinquencies."

         Commercial Business Loans. Commercial business loans generally include equipment loans with terms ranging up to seven years and working capital lines of credit secured by inventory and accounts receivable. Commercial business loans are generally made in amounts up to $100,000. Unsecured lines of credit are made for up to $300,000. Working capital lines of credit are generally renewable and made for a one-year term without a requirement that the borrower extinguish any outstanding balance for a particular time period during the year. Interest rates on commercial business loans are generally indexed to the prime rate. As with commercial real estate loans, the Bank generally requires annual financial statements from its commercial business borrowers and personal guarantees if the borrower is a corporation.

         At December 31, 1999, the three largest commercial business loans had outstanding balances of $2.1 million, $1.4 million and $1.1 million and were collateralized by non-real estate business assets. At December 31, 1999, each loan was performing in accordance with its terms.

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

         At December 31, 1999, nonperforming (i.e. loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) commercial business loans aggregated $1.1 million.

Loan Maturity

         The following table sets forth scheduled contractual amortization of loans and mortgage-backed securities at December 31, 1999 and the dollar amount of such securities and loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year. All loans held for sale are also reported as due within one year.


                                                             At December 31, 1999
                                                                        Commercial
                                                 Mortgage    Consumer    Business      Total
                                                  Loans       Loans       Loans        Loans
                                                ----------  ---------- ------------  ----------
                                                                (In thousands)
Amounts due:
   Within one year(1).........................     $33,185     $ 8,459      $22,883    $ 64,527
   After one year through three years.........      10,742       6,386        8,195      25,323
   After three years through five years.......      17,624       7,735        3,376      28,735
   After five years...........................      36,765         737        1,878      39,380
                                                   -------     -------      -------    --------
      Total...................................     $98,316     $23,317      $36,332    $157,965
                                                   =======     =======      =======    ========

Interest rate terms on amounts due after one year:
   Fixed......................................     $29,188     $14,462      $ 8,428    $52,078
   Adjustable.................................      35,943         396        5,021     41,360

------------------------------
(1)  Includes loans held for sale.


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

         Loan Originations, Sales and Purchases. The Bank originates fixed and adjustable rate residential mortgage loans that meet or exceed the applicable underwriting requirements of the FHLMC. The Bank generally sells all FHA and VA loans on a servicing released basis. During the year ended December 31, 1999, the Bank sold $18.6 million of loans, resulting in net gains on sale of $193,000. The total of loans serviced for others as of December 31, 1999 was approximately $16.6 million.

         During the year ended December 31, 1999, the Bank's total mortgage loan originations was $60.9 million, of which 38% was subject to periodic interest rate adjustments and 62% was fixed-rate loans.

         The Bank purchases loan participation interests periodically. At December 31, 1999, the outstanding balance of purchased participation interests was approximately $3.3 million and was secured by various commercial real estate, one- to four-family residential and multi-family properties located in Alabama and Tennessee. At December 31, 1999, all of these participation interests were current.

         The following table sets forth total mortgage loans originated, purchased, sold and repaid during the years indicated.

                                                                            Year Ended December 31,
                                                                     --------------------------------------
                                                                         1997          1998         1999
                                                                         ----          ----         ----
                                                                                 (In thousands)
Total mortgage loans at beginning of period........................     $118,639      $115,124     $105,090
                                                                        --------      --------     --------

Loans originated:
   Single-family residential.......................................       27,707        38,175       30,575
   Multi-family residential and commercial real estate.............       16,171        15,450       13,811
   Construction loans..............................................        8,316        10,837       16,522
                                                                        --------      --------     --------
      Total loans originated.......................................       52,194        64,462       60,908
                                                                        --------      --------     --------

Loans purchased:
   Single-family residential.......................................           --            --           --
   Other...........................................................           --            --           --
                                                                        --------      --------     --------
      Total loans purchased........................................           --            --           --
                                                                        --------      --------     --------
         Total loans originated and purchased......................       52,194        64,462       60,908
                                                                        --------      --------     --------

Loans sold:
   Total whole loans sold..........................................       17,327        22,608       14,855
   Other...........................................................           --           683        3,727
                                                                        --------      --------     --------
      Total loans sold.............................................       17,327        23,291       18,582

Mortgage loan principal repayments.................................       37,593        49,207       48,407
Other (increase) decrease).........................................          789         1,998          693
                                                                        --------      --------     --------
   Total net loan decreases........................................       55,709        74,496       67,682
                                                                        --------      --------     --------
Net  loan activity.................................................       (3,515)      (10,034)      (6,774)
                                                                        --------      --------     --------

Total gross mortgage loans at end of period........................     $115,124      $105,090      $98,316
                                                                        ========      ========   ==========

         Loan Commitments. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from application. A fee of 1% is charged for each loan commitment. At December 31, 1999, the Bank had $724,000 of outstanding net loan commitments and $11.5 million of unused portions on lines of credit, and $10,000 of outstanding letters of credit. See
Note 17 to Notes to Consolidated Financial Statements.

         Loan Origination and Other Fees. The Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Bank varies, though the range generally is between 1 and 2 points. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $72,000 of net deferred mortgage loan fees at December 31, 1999.

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

         The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15. At December 31, 1999, the Bank had $683,000 of impaired loans within the meaning of SFAS No. 114.

                                                                              At December 31,
                                                        -----------------------------------------------------------
                                                           1995        1996        1997        1998        1999
                                                        ----------  ----------  ----------  ----------  -----------
                                                                          (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
   Real estate:
      One- to four-family.............................    $     36    $     --     $    --    $    132      $    --
      Commercial......................................         270          --         401          --           --
   Commercial business................................          50          --         135         782          683
   Consumer...........................................          --          18          25          --           --
                                                          --------    --------     -------    --------      -------
         Total........................................         356          18         561         914          683
                                                          --------    --------     -------    --------      -------

Accruing loans which were contractually
 past due 90 days or more:
 Real estate:
      One- to four-family.............................         324         508         216       1,553          952
      Commercial......................................         770         489          --         243           59
      Construction....................................          --         327          --         112           --
   Commercial business................................           3          39         148         432          398
   Consumer...........................................          33          60         181         105          158
                                                          --------    --------     -------    --------      -------
         Total........................................       1,130       1,423         545       2,445        1,567
                                                          --------    --------     -------    --------      -------

         Total of nonaccrual and 90 days
            past due loans............................       1,486       1,441       1,106       3,359        2,250
Real estate owned.....................................       1,098         198         100         710          918
                                                          --------    --------     -------    --------      -------
         Total nonperforming assets...................      $2,584      $1,639      $1,206      $4,069       $3,168
                                                          ========    ========     =======    ========      =======

Total loans delinquent 90 days
   or more to net loans...............................        0.98%       0.90%       0.69%       2.19%        1.44%
Total loans delinquent 90 days
   or more to total assets............................        0.82%       0.78%       0.60%       1.88%        1.26%
Total nonperforming assets
   to total assets....................................        1.43%       0.89%       0.66%       2.28%        1.77%

         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned (foreclosed real estate) until it is sold. When property is acquired it is recorded at fair value at the time of foreclosure, less estimated costs of disposal. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. At December 31, 1999, the Bank's real estate owned consisted of four single-family properties and one commercial property.

         Allowance for Loan Losses. The Bank has established a systematic methodology for the determination of provisions for loan losses, which includes techniques such as loan grading and monitoring of financial information. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and unpaid, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

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

                                                                  Year Ended December 31,
                                                -----------------------------------------------------------
                                                    1995        1996        1997         1998        1999
                                                ----------- ----------- -----------  ----------  ----------
                                                                (Dollars in thousands)

Allowance at beginning of period............       $1,100      $1,509      $1,659      $1,584      $1,441
                                                   ------      ------      ------      ------      ------

Provision for loan losses...................          565         270         242         605         528
                                                   ------      ------      ------      ------      ------
Recoveries:
   Residential real estate..................           --          20           9          --           2
   Commercial business......................           --          70          17           1         114
   Consumer and other.......................           41          --           4          31          19
                                                   ------      ------      ------      ------      ------
      Total recoveries......................           41          90          30          32         135
                                                   ------      ------      ------      ------      ------

Chargeoffs:
   Residential real estate..................           (4)        (13)        (52)        (36)        (56)
   Commercial real estate...................           --         (25)       (185)         --          (2)
   Commercial business......................           --        (172)        (54)       (496)       (421)
   Consumer and other.......................         (193)         --         (56)       (248)       (225)
                                                   ------      ------      ------      ------      ------
      Total chargeoffs......................         (197)       (210)       (347)       (780)       (704)
                                                   ------      ------      ------      ------      ------

      Net chargeoffs........................         (156)       (120)       (317)       (748)       (569)
                                                   ------      ------      ------      ------      ------

Balance at end of period....................       $1,509      $1,659      $1,584      $1,441      $1,400
                                                   ======      ======      ======      ======      ======

Ratio of allowance to net loans
   outstanding at the end of the period.....         0.99%       1.04%       0.99%       0.94%       0.90%
Ratio of net chargeoffs to average loans
   outstanding during the period............         0.11%       0.08%       0.19%       0.49%       0.38%

         The following table sets forth the Bank's allowance for loan losses by loan category at the dates indicated.

                                                                         At December 31,
                                  -----------------------------------------------------------------------------------------
                                        1995              1996              1997              1998               1999
                                  -----------------  ----------------  ----------------  ----------------  ----------------
                                           As a %             As a %            As a %            As a %            As a %
                                           of Out-           of Out-           of Out-           of Out-           of Out-
                                           standing          standing          standing          standing          standing
                                           Loans in          Loans in          Loans in          Loans in          Loans in
                                  Amount   Category  Amount  Category  Amount  Category  Amount  Category  Amount  Category
                                  -------  --------  ------- --------  ------- --------  ------  --------  ------  --------
                                                                 (Dollars in thousands)
Real estate mortgage loans:
   Residential................    $   331   0.39%    $  261    0.33%   $   234    0.34%  $   217   0.36%   $  270      0.50%
   Other......................        441   1.25        167    0.43        210    0.46       188   0.41       222      0.50
Consumer and commercial busines       729   2.00        580    1.29        614    1.29       651   1.28       298      0.50
Impaired loans................         --   --           --      --         --      --        --     --       200     29.28
Unallocated...................          8   --          651      --        526      --       385     --       410        --
                                  -------           -------            -------           -------           ------
    Total allowance for loan
        losses                    $ 1,509           $ 1,659            $ 1,584           $ 1,441           $1,400
                                  =======           =======            =======           =======           ======


Investment Activities

         The Bank has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. The Company also invests in mortgage-backed securities. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

         The Bank is required under Alabama law to maintain at all times a reserve (comprised of cash) based upon average daily deposits of the Bank. At December 31, 1999, the Bank's qualifying reserves of $3.2 million exceeded the required reserve of $292,000. The balance of the Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short-term maturities. Management intends to hold securities with short-term maturities in the Bank's investment portfolio in order to enable the Bank to provide liquidity and to match more closely the interest-rate sensitivities of its assets and liabilities.

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

         The following table sets forth the cost and market values of the investment securities portfolio at the dates indicated.

                                                                            At December 31,
                                          -----------------------------------------------------------------------------
                                                           1997                                   1998
                                          -------------------------------------- --------------------------------------
                                           Amortized     Market      Percent of   Amortized      Market     Percent of
                                            Cost(1)       Value      Portfolio     Cost(1)       Value       Portfolio
                                          -----------  -----------  ------------ ------------ ------------  -----------
                                                                        (Dollars in thousands)
Corporate Bonds.........................     $     --     $     --            --%    $     --     $     --           --%
U.S. Government and agency
   obligations..........................        7,998        7,993        100.00        1,998        2,016       100.00
                                               ------       ------        ------       ------       ------       ------
   Total................................       $7,998       $7,993        100.00%      $1,998       $2,016       100.00%
                                               ======       ======        ======       ======       ======       ======

                                                    At December 31,
                                          ------------------------------------
                                                         1999
                                          ------------------------------------
                                          Amortized     Market     Percent of
                                           Cost(1)      Value      Portfolio
                                          ---------  -----------  ------------
                                                (Dollars in thousands)
Corporate Bonds.........................     $3,081       $2,923         67.26%
U.S. Government and agency
   obligations..........................      1,500        1,485         32.74
                                             ------       ------        ------
   Total................................     $4,581       $4,408        100.00%
                                             ======       ======        ======

------------------
(1) Percentage of portfolio value computed based upon carrying value of securities. Prior to January 1, 1994, securities were recorded at amortized cost. In 1994 the Company adopted the provisions of SFAS No. 115 under which the Company has classified 100% of its investment securities as "available for sale," which securities were therefore recorded at market value.


         The following table sets forth the maturities and weighted average yields of the investment securities portfolio at December 31, 1999.


                                                                                         Weighted
                                                                     Carrying             Average
                                                                        Value               Yield
                                                                   ------------         -----------
                                                                        (Dollars in thousands)

U.S. government and agency obligations:
   Due in one year or less...........................                $     --                  --%
   Due after one year through five years.............                   1,485                6.14
Corporate Bonds:
   Due after one year through  five years............                   2,923                6.27
                                                                       ------                ----
                                                                       $4,408                6.23%
                                                                       ======                ====

         The following table sets forth the cost and market values of the mortgage-backed securities portfolio at the dates indicated.

                                                                              At December 31,
                                          -----------------------------------------------------------------------------------
                                                           1997                                   1998
                                          --------------------------------------       --------------------------------------
                                           Amortized     Market      Percent of          Amortized      Market     Percent of
                                             Cost         Value     Portfolio(1)            Cost        Value      Portfolio(1)
                                          -----------  -----------  ------------       ------------  ------------  ----------
                                                                             (Dollars in thousands)
FNMA certificates(2)....................      $  185      $  191        12.92%              $ 69         $ 78         7.30%
GNMA certificates(2)....................         587         613        40.99                402          426        42.54
FHLMC certificates(2)...................         660         681        46.09                474          490        50.16
                                          -----------  -----------  ------------       ------------  ------------  ----------
                                              $1,432      $1,485       100.00%              $945         $994       100.00%
                                          ===========  ===========  ============       ============  ============  ==========


                                                    At December 31,
                                          --------------------------------------
                                                        1999
                                          --------------------------------------
                                           Amortized     Market      Percent of
                                             Cost         Value     Portfolio(1)
                                          -----------  -----------  ------------
                                                  (Dollars in thousands)
FNMA certificates(2)....................      $   --      $   --           --%
GNMA certificates(2)....................       3,252       3,010        92.20
FHLMC certificates(2)...................         275         280         7.80
                                          -----------  -----------  ------------
                                              $3,527      $3,290       100.00%
                                          ===========  ===========  ============

----------------
(1) Percentage of portfolio value computed based upon amortized cost of mortgage-backed securities.
(2) Classified as "held to maturity" at December 31, 1997, 1998 and 1999.

         The following table sets forth the maturities and weighted average yields of the mortgage-backed securities portfolio at December 31, 1999.


                                                                                        Weighted
                                                                   Carrying              Average
                                                                    Value                 Yield
                                                                 ----------           -------------
                                                                      (Dollars in Thousands)
Due in one year or less..............................                $   --                 --%
Due after one year through five years................                    41               8.68
Due after five years through ten years...............                   320               8.27
Due after ten years..................................                 3,166               6.66
                                                                     ------               ----
                                                                     $3,527               6.83%
                                                                     ======               ====

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

         In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, as stockholder of the Bank. Substantially all of the Bank's depositors are residents of the State of Alabama.

          The following table indicates the amount of certificates of deposit and other deposits with balances of $100,000 or greater by time remaining until maturity as of December 31, 1999. Other deposits with balances of $100,000 or greater aggregated $4.1 million, and have been shown in the following table as having maturities of three months or less.

                    Maturity Period                    Amount
                    ---------------                    ------
                                                    (In thousands)

                  Three months or less                 $11,607
                  Three through twelve months            6,060
                  Over twelve months                     8,023
                                                         -----
                  Total                                $25,690
                                                        ======

Deposit Flow


                                                                                  At December 31,
                                              --------------------------------------------------------------------------
                                                              1997                                  1998
                                              ------------------------------------  ------------------------------------
                                                             Percent     Increase                  Percent    Increase
                                                 Amount      of Total   (Decrease)     Amount      of Total  (Decrease)
                                              ------------  ----------  ----------  ------------  ---------- -----------
                                                                                (Dollars in thousands)

Noncertificate of deposit accounts(1):
   Noninterest-bearing......................    $    4,119      2.87%   $   (70)      $  5,939        4.65%    $ 1,820
   NOW checking.............................        11,015      7.66        271         11,757        9.22         742
   Regular savings accounts.................        15,918     11.08     (1,921)        15,415       12.09        (503)
   Money market deposit.....................         4,310      3.00      1,402          3,421        2.68        (889)
   Statement savings........................         1,400      0.97        (86)         2,300        1.80         900
Certificates of deposit(2)(3):
   Variable rate certificates which mature:
      Within one year.......................            --        --     (3,693)            --          --          --
      Within three years....................            --        --         --             --          --          --
   Fixed-rate certificates which mature:
      Within one year.......................        84,922     59.08     16,418         70,086       54.95     (14,836)
      Within three years....................        20,923     14.56     (2,428)        15,678       12.29      (5,245)
      After three years.....................         1,124      0.78      1,038          2,954        2.32       1,830
                                                  --------    -------    ------       --------      -------   ---------
         Total..............................      $143,731    100.00%   $10,931       $127,550      100.00%   $(16,181)
                                                  ========    =======   =======       ========      =======   =========


                                                 -----------------------------------
                                                               1999
                                                 -----------------------------------
                                                             Percent     Increase
                                                   Amount      of Total   (Decrease)
                                                ------------  ----------  ----------
                                                    (Dollars in thousands)
Noncertificate of deposit accounts(1):
   Noninterest-bearing......................      $  5,349      4.22%    $   (590)
   NOW checking.............................        11,316      8.92         (441)
   Regular savings accounts.................        14,218     11.21       (1,197)
   Money market deposit.....................         3,824      3.00          403
   Statement savings........................         2,664      2.10          364
Certificates of deposit(2)(3):
   Variable rate certificates which mature:
      Within one year.......................            --        --           --
      Within three years....................            --        --           --
   Fixed-rate certificates which mature:
      Within one year.......................        56,405     44.46      (13,681)
      Within three years....................        31,043     24.47       15,365
      After three years.....................         2,051      1.62         (903)
                                                  --------    -------     --------
         Total..............................      $126,870    100.00%    $   (680)
                                                  ========    =======    =========

----------------------------
(1) Includes accounts with balances of $100,000 and greater of $4.6 million, $4.4 million and $4.1 million at December 31, 1997, 1998 and 1999, respectively.
(2) Includes certificates of deposit with balances of $100,000 and greater of $18.7 million, $16.1 million and $21.6 million at December 31, 1997, 1998 and 1999, respectively.
(3) Includes IRA accounts of $8.0 million at December 31, 1997, $8.5 million at December 31, 1998, and $8.3 million at December 31, 1999.

Time Deposits by Rates

         The following table sets forth time deposits classified by rates as of the dates indicated.

                                                        At December 31,
                                       ---------------------------------------------------
                                              1997               1998             1999
                                              ----               ----             ----
                                                       (In thousands)
   2.01 - 4.00%...................          $    605        $   200            $   177
   4.01 - 5.00%...................               706         18,160             42,829
   5.01 - 6.00%...................            64,433         62,697             32,731
   6.01 - 7.00%...................            38,524          6,835             13,249
   7.01 or greater................             2,701            826                513
                                            --------        -------            -------
     Total........................          $106,969        $88,718            $89,499
                                            ========        =======            =======

    The following table sets forth the amount and maturities of time deposits at December 31, 1999.

                                                                        Amount Due
                                -----------------------------------------------------------------------------------------------
                                                                                                                  Percent
                                                                                                                  of Total
                                 Less Than     1-2            2-3         3-4           After                    Certificate
                                 One Year     Years          Years       Years        4 Years         Total       Accounts
                                 --------     -----          -----       -----        -------        ------       ---------
                                                                    (Dollars in thousands)
2.00 - 4.00%.................     $   177     $    --        $   --     $   --           $ --        $   177          0.20%
4.01 - 5.00%.................      37,331       4,279           983         84            152         42,829         47.86
5.01 - 6.00%.................      17,113      13,005           864      1,640            109         32,731         36.57
6.01 - 7.00%.................       1,658      10,997           594         --             --         13,249         14.80
7.01 - or greater............         126          --           321         66             --            513          0.57
                                  -------     -------        ------     ------           ----        -------        ------
   Total.....................     $56,405     $28,281        $2,762     $1,790           $261        $89,499        100.00%
                                  =======     =======        ======     ======           ====        =======        ======

         The following table sets forth the deposit activities of the Bank for the periods indicated.

                                      Years Ended December 31,
                                    -----------------------------
                                     1997       1998        1999
                                     ----       ----        ----
                                            (In thousands)

Beginning balance.............     $132,800    $143,731    $127,550
                                   --------    --------    --------

Net increase (decrease)
 before interest credited.....        5,798     (20,910)     (5,065)

Interest credited.............        5,133       4,729       4,385
                                  ---------    --------  ----------

Net increase (decrease)
 in savings deposits..........       10,931     (16,181)       (680)
                                  ---------   ----------  ----------

Ending balance................     $143,731    $127,550    $126,870
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

         The Bank also has two outstanding credit facilities with two separate third party financial institutions. See Note 10 to Notes to Consolidated Financial Statements for further information.

         The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and for the periods indicated:

                                                                               Year Ended December 31,
                                                                       -------------------------------------
                                                                        1997           1998            1999
                                                                        ----           ----            ----
                                                                               (Dollars in thousands)
Weighted average rate paid on:
FHLB advances...............................................              6.00%           5.61%           5.42%
Securities sold under agreements to repurchase..............                --              --            5.68
Other borrowings(1).........................................                --              --            8.62

                                                                               Year Ended December 31,
                                                                      --------------------------------------
                                                                       1997            1998            1999
                                                                       ----            ----            ----
                                                                               (Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
FHLB advances.................................................         $36,043         $35,392        $35,697
Securities sold under agreements to repurchase................              --              --          1,530
Other borrowings(1)...........................................             450           1,600          2,000

Approximate average outstanding:
FHLB advances.................................................         $26,221         $30,231        $31,939
Securities sold under agreements to repurchase................              --              --            225
Other borrowings(1)...........................................             195             297            397

Approximate weighted average rate paid on:
FHLB advances.................................................            5.88%           5.71%          5.65%
Securities sold under agreements to repurchase................              --              --           5.33
Other borrowings(1)...........................................            8.51            8.42           8.82

------------------------
(1)      Credit facilities from third party financial institutions.

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

         Deposit Insurance. The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. This matrix results in nine assessment risk classifications, with rates currently ranging from 0 basis points for well capitalized, financially sound institutions with only a few minor weaknesses to 27 basis points for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The FDIC is authorized to raise assessment rates in certain circumstances. The Bank's assessments expensed for the year ended December 31, 1999, equaled $75,000.

          SAIF-insured institutions are also required to add to their assessments to the FDIC points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During fiscal 1999, the FICO assessment amounted to approximately 6.3 basis points. Effective January 1, 2000, SAIF members and members of the Bank Insurance Fund will be assessed at the same rate for FICO payments whereas previously SAIF members were assessed at a rate five times that of BIF members.

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

         At December 31, 1999, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

         Standards for Safety and Soundness. The federal banking regulatory agencies are required, by regulation, to prescribe standards for all insured depository institutions relating various matters such as: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and
(vi) compensation, fees and benefits. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the final regulations, if the FDIC determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

         Capital Requirements. The FDIC's minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 4%. The FDIC's capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Based on the definitions contained in the FDIC's capital regulations, the Bank had a Tier 1 leverage capital ratio of 8.28% as of December 31, 1999.

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

         Loans-to-One-Borrower. Under Alabama law the aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, is generally 20% of the Bank's capital account (i.e., capital, surplus and undivided profits) provided that loans in excess of 10% of the capital account are fully secured. At December 31, 1999, the Bank's loans-to-one borrower limit was approximately $2.9 million. At December 31, 1999, the largest aggregate amount of loans by the Bank to any one borrower was approximately $2.7 million, which was comprised of 4 loans ($606,000 in commercial real estate and $2.1 million in commercial non-real estate), all of which were performing according to their terms.

         Federal Reserve System. Regulation D of the FRB requires all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $44.3 million of transaction accounts, of which the first $5.0 million is exempt, and 10% on the remainder. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of December 31, 1999, the Bank met its reserve requirements.

         Affiliate Transactions. The Company and the Bank are separate and distinct legal entities. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company (an "affiliate"), generally limiting such transactions with each affiliate to 10% of the bank's capital and surplus and limiting all transactions with all affiliates to 20% of the bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the bank as those prevailing at the time for transactions with unaffiliated companies.

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

         The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the FRB is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the FRB has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. The list of activities determined by regulation to be closely related to banking within the meaning of the BHCA includes, among other things: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being "well capitalized" and "well managed," to become a "financial holding company" and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage, through "financial" subsidiaries in certain of the activities permitted for financial holding companies.

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

         Bank holding companies, except for certain "well-capitalized" bank holding companies, are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB.

         Capital Requirements. The FRB has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The FRB regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. At December 31, 1999, the Company met its minimum regulatory capital requirements. See Note 14 to Notes to Consolidated Financial Statements.

                                    TAXATION

Federal Taxation

         General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting. The Company and the Bank are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank.

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

         If the Bank's assets ever exceed the $500 million threshold, the Bank would be required to recapture its newly adopted Experience Method tax basis bad debt reserve in increasing increments over a four-year period. Thereafter, the Bank would be required to use the direct or specific charge-off method applicable to large banks in calculating the Bank's tax bad debt deduction. Under the direct or specific charge-off method, the Bank would be entitled to a bad debt deduction only in the taxable year in which a specific debt become worthless or is shown to be recoverable only in part.

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

State Taxation

         Alabama Taxation. The State of Alabama imposes a 6% excise tax on the Bank's earnings. The Bank's state tax returns have not been audited during the last five years.

         Delaware. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Personnel

         As of December 31, 1999, the Bank had 62 full-time and 14 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.


Item 2.  Description of Property
--------------------------------

         The following table sets forth certain information regarding the Bank's offices as of December 31, 1999. The net book value of the Bank's investment in office, properties and equipment totaled $3.7 million at December 31, 1999.

                                                   Year        Building           Land           Building
Location                              County      Opened     Owned/Leased     Owned/Leased    Square Footage     Deposits
--------                              ------      ------     ------------     ------------    --------------     --------
                                                                                                              (In thousands)
Main Office
-----------
102 South Court Street              Lauderdale     1935         Owned             Owned            45,000          $73,496
Florence, Alabama  35630

Branch Offices
---------------
U.S. Highway 72 E.                  Lauderdale     1977         Owned             Owned             1,890           10,800
Killen, Alabama  35645

U.S. Highway 72 E.                  Lauderdale     1977         Owned             Owned             1,890           11,825
Rogersville, Alabama  35652

2727 Mall Drive                     Lauderdale     1979         Owned             Owned             1,216           19,892
 Florence, Alabama  35630

1027 Avalon Avenue                  Colbert        1990         Owned             Owned             3,500            5,710
 Muscle Shoals, Alabama  35661

506 N. Main Street                  Colbert        1998         Owned             Owned             2,500            5,147
 Tuscumbia, Alabama  35674

Item 3.  Legal Proceedings
---------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         The information contained in the section captioned "Common Stock Information" in the Annual Report is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

         Independent Auditors' Report*
         Consolidated Statements of Financial Condition, December 31, 1998 and
          1999*
         Consolidated Statements of Income For the Years Ended December
          31, 1997, 1998 and 1999*
         Consolidated Statements of Changes in Shareholders' Equity For the
          Years Ended December 31, 1997, 1998 and 1999*
         Consolidated Statements of Cash Flows For the Years Ended December 31,
          1997, 1998 and 1999*
         Notes to Consolidated Financial Statements*
         --------------------
         * Contained in the Annual Report to Stockholders filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         ---------------------

         No changes in and disagreements with the Company's independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.


                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
-----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         --------------------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference. For information concerning the executive officers of the Bank, see "Item I -- Business -- Executive Officers." The information contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" of the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the sections captioned "Stock Ownership" of the Proxy Statement.

         (c)      Changes in Control

                  The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Transactions With Management" of the Proxy Statement.

                                    PART IV

Item 13.  Exhibits, List Reports on Form 8-K
--------------------------------------------

        (a)  Exhibits

             (3a)    Certificate of Incorporation of the Company*
             (3b)    Bylaws of the Company*
             (10a)   1996 Stock Option Plan of the Company**
             (10b)   1996 Management Recognition and Development Plan of the
                      Company**
             (10c)   Employment Agreement with Charles L. Frederick, Jr.***
             (10d)   Employment Agreement with Thomas N. Ward***
             (13)    Annual Report to Stockholders
             (21)    Subsidiaries of the Registrant
             (23)    Consent of Marmann, McCrary & Associates, P.C.
             (27)    Financial Data Schedule
             ----------------
             *       Incorporated by reference to the Company's
                     Registration Statement on Form S-1, as subsequently amended.
             ** Incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.
             *** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

        (b)  Report on Form 8-K

             No Forms 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST SOUTHERN BANCSHARES, INC.


Date:  March 27, 2000                     By:/s/Charles L. Frederick, Jr.
                                             ----------------------------
                                             Charles L. Frederick, Jr.
                                             President, Chief Executive Officer
                                               and Chairman of the Board
                                             (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Charles L. Frederick, Jr.                                                 March 27, 2000
   ----------------------------
    Charles L. Frederick, Jr.
    President, Chief Executive Officer and Chairman of the Board
    (Principal Executive Officer and Principal
     Financial Officer)

By:/s/Thomas N. Ward                                                            March 27, 2000
   ----------------------------
    Thomas N. Ward
    Executive Vice President and Chief Operating Officer
    (Principal Accounting Officer)

By:/s/James E. Bishop                                                           March 27, 2000
   ----------------------------
    James E. Bishop
    Director

By:/s/Milka S. Duke                                                             March 27, 2000
   ----------------------------
    Milka S. Duke
    Director

By:/s/Gary A. Gamble                                                            March 27, 2000
   ----------------------------
    Gary A. Gamble
    Director

By:/s/J. Acker Rogers                                                           March 27, 2000
   ----------------------------
    J. Acker Rogers
    Director

By:/s/Kenneth A. Williams                                                       March 27, 2000
   ----------------------------
    Kenneth A. Williams
    Director

By:/s/Steve McKinney                                                            March 27, 2000
   ----------------------------
    Steve McKinney
    Director

By:/s/S. Greg Beadle                                                            March 27, 2000
   ----------------------------
    S. Greg Beadle
    Director

                                      31