Form 10QSB
period 2000-03-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 2000-05-11
CIK 934302

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   March 31, 2000
                                                 --------------

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,264,126 shares of $.01 par value common stock as of May 5, 2000.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB
March 31, 2000
TABLE OF CONTENTS
-----------------


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated statements of financial condition (unaudited)               1

Consolidated statements of income (unaudited)                            2

Consolidated statement of stockholders' equity (unaudited)               3

Consolidated statements of cash flows (unaudited)                        4

Selected notes to consolidated financial statements (unaudited)          6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS                                              7

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                              14

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                      14

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                14

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS              14

ITEM 5 - OTHER INFORMATION                                              14

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               14

SIGNATURES                                                              15


FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED  (In thousands)

                                                                            December 31,       March 31,
                                                                               1999               2000
                                                                            ------------       ----------
ASSETS
Cash and cash equivalents                                                   $   5,906          $   7,834
Investment securities available for sale, at market                             4,408              4,391
Mortgage-backed securities, held to maturity, at cost                           3,527              3,478
Loans held for sale, at cost, which approximates market                            80                337
Loans receivable, net                                                         155,738            155,472
Foreclosed real estate and other assets                                           918              1,329
Premises and equipment, net                                                     3,663              3,593
Federal Home Loan Bank stock, at cost                                           1,685              1,731
Accrued interest receivable                                                     1,855              1,835
Deferred income taxes                                                             592                453
Other assets                                                                      426                205
                                                                           ----------         ----------
 TOTAL ASSETS                                                               $ 178,798          $ 180,658
                                                                           ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                    $ 126,870          $ 129,574
Advances from Federal Home Loan Bank                                           33,665             34,627
Other notes payable                                                             2,000                500
Securities sold under agreement to repurchase                                   1,487              1,489
Income taxes currently payable                                                    183                169
Other liabilities                                                                 624                694
                                                                           ----------         ----------
Total liabilities                                                             164,829            167,053
                                                                           ----------         ----------

COMMITMENTS AND CONTINGENCIES                                                       -                  -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares
  authorized; none issued and outstanding                                           -                  -
Common stock, $.01 par value; 4,000,000 shares authorized;
  2,076,969 shares issued and outstanding                                          21                 21
Additional paid-in capital                                                     11,425             11,428
Retained earnings - Substantially restricted                                   13,856             13,970
Unearned employee compensation - ESOP                                            (112)               (91)
Unearned employee compensation - MRDP                                            (290)              (236)
Net unrealized gain (loss) on securities available for sale                      (104)              (115)
Treasury stock, at cost                                                       (10,827)           (11,372)
                                                                           ----------         ----------
Total stockholders' equity                                                     13,969             13,605
                                                                           ----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 178,798          $ 180,658
                                                                           ==========         ==========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share amounts)


                                                                Three months ended
                                                                     March 31,
                                                          --------------------------------
                                                              1999                  2000
                                                          ----------            ----------
INTEREST INCOME:
Loans                                                    $    3,242            $    3,389
Mortgage-backed securities                                       16                    59
Investment securities                                            38                    71
Other                                                           148                    53

                                                         ----------            ----------
Total interest income                                         3,444                 3,572

INTEREST EXPENSE:
Deposits                                                      1,340                 1,392
Federal Home Loan Bank advances and other                       439                   537
                                                         ----------            ----------
Total interest expense                                        1,779                 1,929
                                                         ----------            ----------
NET INTEREST INCOME                                           1,665                 1,643

PROVISION FOR LOAN LOSSES                                       195                   158
                                                         ----------            ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                  1,470                 1,485
                                                         ----------            ----------

NON INTEREST INCOME:
Loan fees and service charges                                   157                   150
Net gains on sale of loans                                       78                    19
Gains(losses) on real estate owned                                -                     5
Loss on sale of investments                                       -                     -
Other                                                            12                    11
                                                         ----------            ----------
Total non interest income                                       247                   185
                                                         ----------            ----------

NON INTEREST EXPENSES:
Compensation and employee benefits                              712                   724
Building and occupancy expense                                  140                   171
Data processing expense                                          90                   108
Advertising                                                      38                    40
Insurance expense                                                42                    29
Other                                                           158                   154
                                                         ----------            ----------
Total non interest expenses                                   1,180                 1,226
                                                         ----------            ----------

INCOME  BEFORE INCOME TAXES                                     537                   444

INCOME TAX EXPENSE                                              213                   169
                                                         ----------            ----------

 NET INCOME                                              $      324            $      275
                                                         ==========            ==========
 BASIC EARNINGS PER SHARE                                $     0.20            $     0.22
                                                         ==========            ==========
 DILUTED EARNINGS PER SHARE                              $     0.19            $     0.21
                                                         ==========            ==========
DIVIDENDS PER SHARE
  Regular cash dividends                                 $    0.125            $    0.125

  Special cash dividends                                 $        -            $        -
                                                         ----------            ----------
Total dividends per share                                $    0.125               $ 0.125
                                                         ==========            ==========


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED  ( In thousands)



                                                                   Common stock
                                                -----------------------------------------------------
                                                        Issued                     In treasury                 Additional
                                                ---------------------       -------------------------            paid-in
                                                 Shares        Amount        Shares            Amount            capital
                                                --------       ------       -------            ------          ----------
Balances at December 31, 1998                  2,076,969   $    21          (408,262)         $ (6,056)          $ 11,414
Net income for the year
  ended December 31, 1999                              -         -                 -                 -                  -
Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustments and tax effects                          -         -                 -                 -                  -

Total comprehensive income                             -         -                 -                 -                  -


Cash dividends                                         -         -                 -                 -                  -

Options exercised                                      -         -               936                11                 (1)

Acquisition of treasury stock                          -         -          (356,272)           (4,782)                 -

ESOP shares committed
  for release                                          -         -                 -                 -                 12

Common stock grants
  to MRDP                                              -         -                 -                 -                  -

Amortization of MRDP
  unearned compensation                                -         -                 -                 -                  -
                                               ---------   -------         ---------          --------          ---------
Net for the period                                     -         -          (355,336)           (4,771)                11
                                               ---------   -------         ---------          --------          ---------
Balances at December 31, 1999                  2,076,969   $    21          (763,598)        $ (10,827)          $ 11,425

Net income for the quarter
  ended March 31, 2000                                 -         -                 -                 -                  -
Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustments and tax effects                          -         -                 -                 -                  -

Total comprehensive income                             -         -                 -                 -                  -


Cash dividends                                         -         -                 -                 -                  -

Options exercised                                      -         -                 -                 -                  -

Acquisition of treasury stock                          -         -           (45,545)             (545)                 -

ESOP shares committed
  for release                                          -         -                 -                 -                  3

Common stock grants
  to MRDP                                              -         -                 -                 -                  -

Amortization of MRDP
  unearned compensation                                -         -                 -                 -                  -
                                               ---------   -------        ----------         ---------          ---------
Net for the period                                     -         -           (45,545)             (545)                 3
                                               ---------   -------        ----------         ---------          ---------
Balances at March 31, 2000                     2,076,969      $ 21        $ (809,143)        $ (11,372)         $  11,428
                                               =========   =======        ==========         =========          =========



                                                                                        Accumulated
                                                   Retained            Unearned            other          Total
                                                   earnings            employee           compre-         stock-
                                                 Substantially       compensation         hensive        holders'
                                                  restricted      ESOP         MRDP       income          equity
                                                 -------------    ------       -------    --------      ----------

Balances at December 31, 1998                       $ 13,340      $ (172)      $ (550)       $ 11        $  18,008
Net income for the year
  ended December 31, 1999                              1,246           -            -           -            1,246
Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustments and tax effects                              -           -            -        (115)            (115)
                                                                                                         ---------
Total comprehensive income                                 -           -            -                        1,131
                                                                                                         ---------

Cash dividends                                          (730)          -            -           -             (730)

Options exercised                                          -           -            -           -               10

Acquisition of treasury stock                              -           -            -           -           (4,782)

ESOP shares committed
  for release                                              -          60            -           -               72

Common stock grants
  to MRDP                                                  -           -            -           -                -

Amortization of MRDP
  unearned compensation                                    -           -          260           -              260
                                                    --------     -------     --------     -------         --------
Net for the period                                       516          60          260        (115)          (4,039)
                                                    --------     -------     --------     -------         --------

Balances at December 31, 1999                       $ 13,856      $ (112)      $ (290)     $ (104)        $ 13,969

Net income for the quarter
  ended March 31, 2000                                   275           -            -           -              275
Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustments and tax effects                              -           -            -         (11)             (11)
                                                                                                         ---------
Total comprehensive income                                 -           -            -                          264
                                                                                                         ---------

Cash dividends                                          (161)          -            -           -             (161)

Options exercised                                          -           -            -           -                -

Acquisition of treasury stock                              -           -            -           -             (545)

ESOP shares committed
  for release                                              -          21            -           -               24

Common stock grants
  to MRDP                                                  -           -            -           -                -

Amortization of MRDP
  unearned compensation                                    -           -           54           -               54

                                                    --------     -------     --------     -------         --------
Net for the period                                       114          21           54         (11)            (364)
                                                    --------     -------     --------     -------         --------

Balances at March 31, 2000                          $ 13,970     $   (91)    $   (236)    $  (115)        $ 13,605
                                                    ========     =======     ========     =======         ========


See accompanying selected notes to consolidated financial statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                                                                     Three months ended March 31,
                                                                                                  --------------------------------
                                                                                                    1999                     2000
                                                                                                  -------                   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                         $  324                   $  275
Adjustments to reconcile net income to net  cash provided
  by operating activities:
  Depreciation                                                                                         79                       83
  Provision for loan losses                                                                           195                      158
  Provision for deferred income taxes (benefit)                                                        (2)                     139
  Amortization/accretion of  premiums/discounts on investment
    and mortgage-backed securities                                                                      8                       (1)
  Amortization of deferred loan fees                                                                  (26)                     (10)
  Fair market value of ESOP shares
    committed for release and charged to
    employee compensation                                                                              20                       24
  Amortization of unearned compensation - MRDP                                                         60                       54
  (Gains) losses on real estate owned                                                                  -                         5
  (Increase) decrease in:
    Loans held for sale                                                                               303                     (257)
    Accrued interest receivable                                                                       190                       20
    Other assets                                                                                      (12)                     222
  Increase (decrease) in:
    Income taxes currently payable                                                                    (10)                     (14)
    Other liabilities                                                                                (617)                      71
                                                                                                  -------                   ------
Net cash provided by operating activities                                                             512                      769
                                                                                                  -------                   ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in:
  Total loans                                                                                       2,046                      118
Proceeds from maturity of:
  Mortgage-backed securities                                                                          206                       50
  Investment securities                                                                                 2                        6
  Real estate owned                                                                                  (442)                    (416)
Acquisition of:
  Federal Home Loan Bank stock                                                                         -                       (46)
  Premises and equipment                                                                              (14)                     (13)

                                                                                                  -------                   ------

Net cash provided by (used in) investing activities                                               $ 1,798                   $ (301)
                                                                                                  =======                   ======

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)


                                                                                      Three months ended March 31,
                                                                                  ----------------------------------
                                                                                    1999                       2000
                                                                                  --------                   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts                                          1,020                     2,704
Cash dividends paid                                                                   (189)                     (161)
Proceeds from (reduction in) FHLB advances                                             (38)                      962
Proceeds from other borrowings                                                         300                    (1,500)
Proceeds from securities sold under agreement to repurchase                             -                         -
Acquisition of treasury stock, net                                                    (267)                     (545)
                                                                                  --------                   -------
Net cash provided by (used in)  financing activities                                   826                     1,460
                                                                                  --------                   -------

INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                                    3,136                     1,928

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                               13,188                     5,906
                                                                                  --------                   -------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                                                   $ 16,324                   $ 7,834
                                                                                  ========                   ========


SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Noncash transactions:
  Increase (decrease) in net unrealized loss on securities
    available for sale                                                            $     (2)                  $    11

  Loans foreclosed and transferred to real estate owned                           $    127                   $   443

Cash paid during the period for:
  Interest                                                                        $  1,791                   $ 1,934

  Income taxes                                                                    $     -                    $    -


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
---------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of March 31, 2000 and for the three months then ended include the accounts of the Registrant, First Southern Bancshares, Inc. (the "Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the "Company".

The March 31, 1999 and 2000 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the March 31, 1999 and 2000 interim financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year. The December 31, 1999 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999. Such Consolidated Statement of Financial Condition included therein was audited and received an unqualified opinion.

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

                               Three months ended March 31
                               ---------------------------
                                   1999            2000
                                ---------       ---------
Common shares outstanding       2,076,969       2,076,969
Treasury shares                  (419,929)       (798,413)
Unreleased ESOP shares            (17,163)        (12,576)
Options-uncontingent                4,537              -
                                ---------       ---------
     Basic EPS                  1,644,414       1,265,980

Options-contingent                  2,935              -
Unreleased ESOP shares             17,163          12,576
                                ---------       ---------
     Diluted EPS                1,644,512       1,278,556
                                ---------       ---------


NOTE 3 - SUBSEQUENT EVENT

On April 19, 2000, the Company's Board of Directors declared a cash dividend of $.125 per share, payable May 11, 2000 to stockholders of record as of May 1, 2000.

NOTE 4 - COMMITMENTS

At March 31, 2000, the Company had $ 1.3 million of outstanding net loan commitments, $10.9 million of unused portions on lines of credit, and $10,000 of outstanding letters of credit.

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

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 1999, as well as certain material changes in results of operations during the three months ended March 31, 1999 and 2000.

Forward-looking Statements Safe-harbor Statement

This report may contain forward-looking statements that are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; and significant changes in accounting, tax or regulatory practices or requirements. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The company assumes no obligation to update any forward-looking statements.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

Management's current strategy is to continue with its stock repurchase program and maintain its current market share of loans and deposits within its lending area. This strategy was prompted by the lack of growth in the Company's primary lending area and the increased competition with other banks. Due to the lack of economic growth, many competitor banks have offered low rates to the Company's loan customers that the Company was unwilling to match due to the low interest yield commitment over the long term. The same holds true for deposits as competitor banks are offering aggressive rates that are higher than the interest cost to the Company of borrowing from the FHLB. Therefore management decided to retain loans or originate and retain new loans that have a satisfactory long term yield, and to offer competitive rates for deposits while maintaining an acceptable interest spread. As a result of this strategy, average interest earning assets have been constant at $166.1 million at March 31, 1999 and $166.3 million at March 31, 2000. Average interest bearing liabilities have increased from $152.6 million at March 31, 1999 to $159.1 million at March 31, 2000, due to an increase in deposits and borrowings from the Federal Home Loan Bank of Atlanta. As planned, the interest spread between the average yield on the average interest earning assets and the average cost on average interest bearing liabilities has increased from 3.64% in the first quarter of 1999 to 3.74% in the first quarter of 2000, as the average yield on interest earning assets is increasing faster than the average cost of debt. This is due to the fact that a large portion of our interest bearing liabilities have interest rates that are fixed for a period of time, and therefore, do not change as rapidly as the market. Increases in the average yield on interest earning assets are related to increases in the Federal funds rate set by the Federal Reserve Bank. The Federal Reserve has increased its Federal funds rate by a quarter point, five times for a total of 125 basis points since June 1999.

The interest margin has decreased from 4.01% for the first quarter of 1999 to 3.95% for the first quarter of 2000. This decrease is primarily related to the decrease in the ratio of average interest earning assets over interest bearing liabilities from

108.8% in the first quarter of 1999 to 104.6% in the first quarter of 2000. The decrease in this ratio is attributable to the additional debt incurred in connection with the stock repurchase program.

Cash and cash equivalents

Cash and cash equivalents at March 31, 2000 of $7.8 million had increased $1.9 million from $5.9 million at December 31, 1999. A discussed below, the primary source of this increase in the first quarter of 2000 was the increase in deposits of $2.7 million. The changes in the sources and uses of cash related to operating, investing and financing activities are disclosed in the Company's "Consolidated Statements of Cash Flows".

Investments and mortgage-backed securities

The Company did not increase its investments in mortgage-backed securities during the first quarter 2000. The decrease in mortgage-backed securities held to maturity of $50,000 from December 31, 1999 to March 31, 2000 was primarily due to the maturity of investment securities.

Loans

The primary investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama. The balance of net loans at March 31, 2000 was consistent with the balance of $155.8 million at December 31, 1999.

The loan portfolio composition is changing as the result of management's continued efforts to expand and diversify the Company's loan portfolio into higher yielding commercial mortgage loans, commercial business loans, and consumer loans. These types of loans are inherently riskier than residential mortgage loans. A comparison of the Bank's loan portfolio analysis at December 31, 1999 and March 31, 2000 follows:

                                        December 31, 1999     March 31, 2000
                                        -----------------   -----------------
                                         Amount   Percent    Amount   Percent
                                        --------  -------   --------  -------
                                                (dollars in thousands)
     Mortgage loans:
       Residential                      $ 64,057     41.1%  $ 63,450     40.7%
       Commercial                         34,259     22.0     34.417     22.0
                                        --------  -------   --------  -------
         Total mortgage loans             98,316     63.1     97,867     62.7

       Commercial business loans          36,332     23.3     37,145     23.9

       Consumer loans                     23,317     15.0     23,263     15.0
                                        --------  -------   --------  -------

       Total loans                       157,965    101.4    158,275    101.6

     Less:
       Undisbursed loans                     675      0.4        925       .6
       Unamortized loan fees                  72      0.1         71       .1
       Allowance for possible losses       1,400      0.9      1,470       .9
                                        --------  -------   --------  -------
     Net loans receivable               $155,818    100.0%  $155,809    100.0%
                                        ========    =====   ========    =====

The composition of the Company's loan portfolio continues to reflect the market served by the Bank's primary lending area. Mortgage loans decreased in volume and percentage of the portfolio as the Company has not been inclined to invest in low yielding loans for the long term.

At March 31, 2000, the Company had no significant commitments to originate fixed-rate loans. At March 31, 2000, the Company had commitments to originate variable rate loans, including unused commercial business lines of credit, and standby letters of credit as follows (in thousands):


  Commitments to extend credit    $ 1,259
  Unused lines of credit          $10,891
  Standby letters of credit       $    10

Non performing Assets

Non performing assets of $3.3 million as of March 31, 2000, increased slightly from $3.2 million at December 31, 1999. Non performing assets at March 31, 2000, include $1.3 million of real estate owned and other foreclosed assets, and $2.0 million of loans on nonaccrual or 90 days delinquent. At March 31, 2000, the allowance for loan losses was $1.5 million and represented 0.9% of total net loans and 44.3% of non performing assets.

Deposits, FHLB advances and other notes payable

Deposit balances increased $2.7 million from $126.9 million at December 31, 1999 to $129.6 at March 31, 2000. The increase was primarily in certificates of deposits. Due to the increase in deposits and the increases in the Federal funds rate mentioned above, the interest rate paid on the average balance of deposits increased from 4.42% in the first quarter of 1999 to 4.53% in the first quarter of 2000. There was also an increase in the effective rate paid on the average outstanding balance of FHLB advances from 5.58% in the first quarter of 1999 to 5.81% in the first quarter of 2000.

At March 31, 2000, savings certificates amounted to $90.3 million, or 69.7%, of the Company's total deposits, including $68.2 million that were scheduled to mature by March 31, 2001. Management of the Company believes it has adequate resources to fund all loan commitments with savings deposits and FHLB of Atlanta advances and with proceeds from the sale of mortgage loans, and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company increased its borrowings from the FHLB by $962,000 to $34.6 million in the three months ended March 31, 2000, from $33.6 million on December 31, 1999. These funds were primarily used to reduce debt with other banks.

Stockholders' equity

Total stockholders' equity decreased $364,000 to $13.6 million for the first quarter of 2000, from $14.0 million as of December 31, 1999. The reduction in stockholders' equity from the payment of $161,000 in dividends, was offset by net income of $275,000. The Company continued with its Stock Repurchase Program which was started in 1995. During the first quarter the Company acquired 45,545 shares at a cost of $545,000 or at an average price per share of $11.96.

Average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. Overall, the Company's capital position remains strong as the ratio of average shareholders' equity to average assets was 9.63% for 1999 as compared to 7.75% in the first quarter of 2000. The decrease is primarily related to the acquisition of the Company's stock through its stock repurchase program.

The Bank is required to maintain specific amounts of capital pursuant to FDIC requirements and the Company is required to maintain specific amounts of capital pursuant to the regulations of the Federal Reserve Board. As summarized below, the Company and Bank are in compliance with all such requirements at March 31, 2000:

                                                     Percentage of
                                                     adjusted total
                                         Amount          assets
                                        --------     --------------
                                           (Dollars in thousands)
First Southern Bancshares, Inc:

Primary capital ratios:
GAAP capital                             $13,605
Adjustments:
Mortgage servicing rights                    115
Net unrealized loss on securities
 available for sale                           (5)
                                        --------
Tier 1 capital                            13,715           7.64%
Minimum Tier 1 (leverage) requirement      7,182           4.00%
                                        --------          -----
Excess                                   $ 6,533           3.64%
                                        ========          =====

Risk-based capital ratios:
Core (Tier 1) Capital                     13,715           9.50%
Minimum core capital                       5,775           4.00%
                                        --------          -----
Excess                                   $ 7,940           5.50%
                                        ========          =====
Risk-based capital                       $15,185          10.52%
Minimum risked-based capital
 requirement                              11,549           8.00%
                                        --------          -----
Excess                                   $ 3,636           2.52%
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

                                                       Percentage of
                                                       adjusted total
                                           Amount          assets
                                          --------     --------------
                                             (Dollars in thousands)
First Southern Bank:

Total capital (to risk-weighted assets)    $15,380          10.65%
To be well capitalized under the FDICIA
 promt corrective action provisions         14,435          10.00%
                                           -------          -----
Excess                                     $   945           0.65%
                                           =======          =====
Tier 1 capital (to risk-weighted assets)   $13,910           9.64%
To be well capitalized under the FDICIA
 prompt corrective action provisions         8,661           6.00%
                                           -------          -----
Excess                                     $ 5,249           3.64%
                                           =======          =====
Tier 1 capital (to average assets)         $13,910           7.75%
To be well capitalized under the FDICIA
 prompt corrective action provisions         8,970           5.00%
                                           -------          -----
Excess                                     $ 4,940           2.75%
                                           =======          =====

Liquidity

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities and borrowings from the FHLB and local financial institutions. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. As an Alabama state-chartered bank that is not a member of the Federal Reserve System, the Bank is required by the Alabama State Banking Board to maintain at all times a reserve (comprised of cash on hand) based upon average daily deposits of the Bank. At March 31, 2000, the Bank's qualifying reserves of $1.9 million significantly exceeded the required reserve of $ 286,000.

Additionally, Bancshares requires cash for various operating needs including dividends to shareholders and the general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the Bank. At March 31, 2000, the Bank could have paid additional dividends for Bancshares of $ 945,000 while continuing to meet the capital requirements for "well-capitalized" banks. Bancshares does not anticipate any liquidity requirements in the near future that it will not be able to meet.

Recent Legislation

Legislation recently enacted by Congress eliminates many Federal and State law barriers to affiliations among banks and other financial services providers. The legislation establishes a statutory framework pursuant to which full affiliations can occur between banks and securities firms. Insurance companies, and other financial companies. The legislation provides some degree of flexibility in structuring these new affiliations, although certain activities may only be conducted through a holding company structure. The legislation, preserves the role of the Board of Governors of the Federal Reserve System as the umbrella supervisor for holding companies, but incorporates a system of functional regulation pursuant to which the various Federal and state financial supervisors will continue to regulate the activities traditionally within their jurisdictions. The legislation specifies that banks may not participate in the new affiliations unless the banks are well-capitalized and well-managed or if any bank affiliate had received a less than "satisfactory" Community Reinvestment Act of 1977 rating as of its most recent examination.




                    COMPARISON OF OPERATING RESULTS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000

General

Earnings per share for the first quarter of 2000 were up 10% over the first quarter of 1999. Basic earnings per share increased to $0.22 as compared to $0.20 for the first quarter of 1999, and diluted earnings per share increased to $0.21 as compared to $0.19 for the first quarter of 1999. Consolidated net income for the quarter ended March 31, 2000, was $275,000 as compared to $324,000 in the first quarter of 1999.

Net Interest Income

Net interest income after provision for loan losses was constant at $1.5 million for the three months ended March 31, 1999 and the three months ended March 31, 2000.


Interest Income

Interest income for the first quarter of 2000 was $3.6 million compared with $3.4 million for the first quarter of 1999, representing an increase of $128,000 or 3.7%. The increase was primarily attributable to an increase in the average yield on interest-earning assets from 8.30% for the first quarter of 1999 to 8.59% for 2000, as a result of higher market interest rates. The yield on the average balance of loans increased from 8.51% in the first quarter of 1999 to 8.70% in the first quarter of

2000. The annual yield is expected to continue to increase in 2000 as the effect of interest rate increases by the Federal Reserve impacts commercial loans related to the prime interest rate and adjustable mortgages.

Interest on loans receivable increased $147,000 to $3.4 million during the first quarter of 2000 as compared to $3.2 million in the first quarter of 1999. The increase was primarily attributable to an increase in average net loans of $3.4 million in the first quarter of 2000 ($155.8 million) from the comparable period in 1999 ($152.4 million). Additionally, the average yield on total loans increased as previously mentioned.

Interest on mortgage-backed securities increased by $43,000 from $16,000 during the first quarter of 1999 to $59,000 in 2000 as a result of the average balance of mortgage-backed securities increasing by $2.7 million during the first quarter of 2000 ($3.5 million) as compared to the first quarter of 1999 ($819,000). In addition, the average yields from such securities decreased from 7.95% in the first quarter of 1999 to 6.77% in the first quarter of 2000 as a result of lower yielding mortgage-backed securities remaining in the portfolio.

Income from the investment securities portfolio increased by $33,000 from $38,000 during the first quarter of 1999 to $71,000 in the first quarter of 2000 as the result of an increase in the portfolio from $2.0 million at March 31, 1999 to $4.4 million at March 31, 2000. There was a decrease in the average yield on investment securities from 7.63% in the first quarter of 1999 to 6.47% in the first quarter of 2000 due to the changes in the composition of the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account and time deposits at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. The $95,000 decrease in other interest income in 2000 to $53,000 when compared to the first quarter of 1999 other interest income of $148,000 is due primarily to the decreased interest earnings on the FHLB overnight and on money market funds because of a decrease in average invested balances from $8.9 million in the first quarter of 1999 to $ 945,000 in the first quarter of 2000. FHLB dividends were $35,000 during the first quarter of 1999 as compared to $33,000 in the first quarter of 2000 due to a decrease in the average balance of FHLB stock from $1.9 million at March 31, 1999 to $1.7 million at March 31, 2000.

Interest Expense

Interest expense for the first quarter of 2000 was $1.9 million compared with $1.8 million the first quarter of 1999, representing an increase of $150,000 or 8.4%.

Interest on deposits the first quarter of 2000 was $1.4 million compared with $1.3 million the first quarter of 1999, representing an increase of $52,000 or 3.9%. The increase is due to a $1.6 million increase in average deposits in the first quarter of 2000 ($122.8 million) as compared to the first quarter of 1999 ($121.2 million). In addition, the first quarter of 2000 average interest cost related to deposits increased to 4.53% in the first quarter of 2000 as compared to 4.42% in the first quarter of 1999 as a result of the increases in the Federal funds rate previously mentioned.

There was also an increase in interest paid on FHLB advances of $47,000 from $437,000 in the first quarter of 1999 to $484,000 in the first quarter of 2000. In addition, the effective rate paid on the average outstanding balance of FHLB advances increased from 5.58% in the first quarter of 1999 to 5.81% in the first quarter of 2000. The increase in interest paid on FHLB advances was related to new borrowings from the FHLB in the first quarter of 2000.

Other interest expense relates to short term notes payable to banks or securities sold under repurchase agreements. Other interest expense increased $51,000 due to such borrowings utilized in the Company stock repurchase program including a tender offer concluded in the third quarter of 1999.

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

The economic outlook for the Bank's primary lending area is guardedly optimistic as the local economy is assisted by the improvement in the overall economy. However, there is very little growth in the Bank's primary lending area and there is aggressive competition for existing loan and deposit customers. A slowdown in the economy could further impact asset growth and have a negative impact on real estate lending as well as the level of net charge-offs and delinquencies. Since such a slowdown in the economy could have an adverse effect on property values and for commercial development projects, and could cause an increase in vacancy rates, the possibilities exist for write-downs, charge-offs and transfer of currently performing loans to a nonaccrual status in the real estate and commercial loan categories.

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

For the first quarter of 2000, the provision for loan losses was $158,000 as compared to $195,000 in the first quarter of 1999. These provisions were made based on management's analysis of the various factors that effect the loan portfolio and management's desire to maintain the allowance at a level
considered adequate to provide for losses.   The decrease in the provision in
2000 was due to less loan charge offs incurred than in the first quarter of 1999. The level of net charge-off in 1999 was related primarily to loans to one customer whose loans had been classified as impaired. Impaired loans as of March 31, 2000, aggregate $878,000 and have specific reserves of $170,000.

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The allowance for loan losses at March 31, 2000 is $1.5 million, or 0.9% of net loans, which represents an increase of $70,000 from $1.4 million at December 31, 1999.

In the opinion of management at March 31, 2000, the allowance for loan losses was adequate at that date. There can be no assurance that the Company will not be required to increase the allowance in the future.

Non-interest Income.

Non-interest income decreased by $62,000 in the first quarter of 2000 to $185,000 as compared to $247,000 in the first quarter of 1999. This decrease was primarily the result of a decrease in gains on loans sold of $59,000 from $78,000 in 1999 to $19,000 in 2000. The decrease was also the result of a decrease in loan and service fees of $7,000 from $157,000 in the first quarter of 1999 to $150,000 in the first quarter of 2000. This decrease is due largely to the decreased activity in refinanced loans resulting from higher mortgage rates.

Non-interest Expense.

Non-interest expense increased by $46,000 to $1.22 million in the first quarter of 2000 as compared to $1.18 million for the first quarter of 1999. This is primarily a result of the increase in building and occupancy expense which increased $31,000 from $140,000 for the three months ended March 31, 1999 to $171,000 for the three months ended March 31, 2000, as a result of increased repair and maintenance costs.

Income Taxes

Income tax expense in the first quarter of 2000 and 1999 was $169,000 and $213,000, respectively, representing expected federal and state tax rates of 38% to 40%.

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

(b)  Report on Form 8-K
     No Forms 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FIRST SOUTHERN BANCSHARES, INC.


Date   May 15, 2000               /s/ Charles L. Frederick, Jr.
       ------------               -----------------------------
                                  Mr. Charles L. Frederick, Jr.
                                  President and Chief Executive Officer



Date   May 15, 2000               /s/ Ms. Glenda Young
       ------------               --------------------
                                  Ms. Glenda Young
                                  Senior Vice President and Chief
                                  Accounting Officer