Form 10QSB
period 2000-06-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 2000-08-11
CIK 934302

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000
                                                -------------

                                       OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________

               Commission file number 0-25478
                                      --------------------------
                    First Southern Bancshares, Inc.
                    --------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                                63-1133624
                 ---------------                         ----------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

               102 South Court Street, Florence, Alabama 35630
             -----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (256) 764-7131
             -----------------------------------------------------
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No____
    ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,259,011 shares of $.01 par value common stock as of August 9, 2000.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB
June 30, 2000
TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated statements of financial condition (unaudited)               1

Consolidated statements of income (unaudited)                            2

Consolidated statement of stockholders, equity (unaudited)               3

Consolidated statements of cash flows (unaudited)                        4

Selected notes to consolidated financial statements (unaudited)          6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS                                              7

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                              17

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                      17

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                17

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS              17

ITEM 5 - OTHER INFORMATION                                              17

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               18

SIGNATURES                                                              19

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED (In thousands)

                                                                         December 31,           June 30,
                                                                             1999                 2000
ASSETS

Cash and cash equivalents                                                  $  5,906             $  6,406
Investment securities available for sale, at market                           4,408                4,382
Mortgage-backed securities, held to maturity, at cost                         3,527                3,444
Loans held for sale, at cost, which approximates market                          80                  183
Loans receivable, net                                                       155,738              152,119
Foreclosed real estate and other assets                                         918                1,406
Premises and equipment, net                                                   3,663                3,569
Federal Home Loan Bank stock, at cost                                         1,685                1,866
Accrued interest receivable                                                   1,855                1,898
Deferred income taxes                                                           592                  455
Other assets                                                                    426                  724
                                                                           --------             --------
 TOTAL ASSETS                                                              $178,798             $176,452
                                                                           ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                   $126,870             $130,230
Advances from Federal Home Loan Bank                                         33,665               30,289
Other notes payable                                                           2,000                  500
Securities sold under agreement to repurchase                                 1,487                1,508
Income taxes currently payable                                                  183                    2
Other liabilities                                                               624                  799
                                                                           --------             --------
Total liabilities                                                           164,829              163,328
                                                                           --------             --------

COMMITMENTS AND CONTINGENCIES                                                     -                    -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares authorized; none
 issued and outstanding                                                           -                    -
Common stock, $.01 par value; 4,000,000 shares authorized;
 2,076,969 shares issued and outstanding                                         21                   21
Additional paid-in capital                                                   11,425               11,429
Retained earnings - Substantially restricted                                 13,856               13,500
Unearned employee compensation - ESOP                                          (112)                 (70)
Unearned employee compensation - MRDP                                          (290)                (181)
Net unrealized gain (loss) on securities available for sale                    (104)                (118)
Treasury stock, at cost                                                     (10,827)             (11,457)
                                                                           --------             --------
Total stockholders' equity                                                   13,969               13,124
                                                                           --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $178,798             $176,452
                                                                           ========             ========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED (In thousands, except per share amounts)

                                                               Three months ended           Six  months ended
                                                                     June 30,                     June 30,
                                                                1999        2000            1999           2000
INTEREST INCOME:
Loans                                                         $3,240          $3,449       $6,482         $6,838
Mortgage-backed securities                                        33              59           49            118
Investment securities                                             59              71           97            142
Other                                                            136              57          284            110
                                                            --------         -------      -------        -------
Total interest income                                          3,468           3,636        6,912          7,208

INTEREST EXPENSE:
Deposits                                                       1,316           1,443        2,656          2,835
Federal Home Loan Bank advances and other                        443             541          882          1,078
                                                            --------         -------      -------        -------
Total interest expense                                         1,759           1,984        3,538          3,913
                                                            --------         -------      -------        -------
NET INTEREST INCOME                                            1,709           1,652        3,374          3,295

PROVISION FOR LOAN LOSSES                                        148           1,127          343          1,285
                                                            --------         -------      -------        -------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                   1,561             525        3,031          2,010
                                                            --------         -------      -------        -------
NON INTEREST INCOME:
Loan fees and service charges                                    151             147          308            297
Net gains on sale of loans                                        60              28          138             47
Gains(losses) on real estate owned                                 2               -            4              5
Other                                                              3               9           15             20
                                                            --------         -------      -------        -------
Total non interest income                                        216             184          465            369
                                                            --------         -------      -------        -------
NON INTEREST EXPENSES:
Compensation and employee benefits                               732             716        1,444          1,440
Building and occupancy expense                                   153             185          293            356
Data processing expense                                          124             102          214            210
Advertising                                                       42              28           80             68
Insurance expense                                                 50              30           92             59
Other                                                            146             157          306            311
                                                            --------         -------      -------        -------
Total non interest expenses                                    1,247           1,218        2,429          2,444
                                                            --------         -------      -------        -------
INCOME BEFORE INCOME TAXES                                       530            (509)       1,067            (65)
INCOME TAX EXPENSE                                               207            (196)         420            (27)
                                                            --------         -------      -------        -------
 NET INCOME                                                   $  323          $ (313)      $  647         $  (38)
                                                            ========         =======      =======        =======
 BASIC EARNINGS PER SHARE                                      $0.20           (0.25)       $0.39         $(0.03)
                                                            ========         =======      =======        =======
 DILUTED EARNINGS PER SHARE                                    $0.20          $(0.23)       $0.39         $(0.03)
                                                            ========         =======      =======        =======

DIVIDENDS PER SHARE
  Regular cash dividends                                      $0.125          $0.125        $0.25          $0.25

                                                            --------         -------      -------        -------
Total dividends per share                                     $0.125          $0.125        $0.25          $0.25
                                                            ========         =======      =======        =======

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED (In thousands)

                                                                Common stock                            Additional
                                                     Issued                       In treasury            paid-in
                                                 Shares         Amount       Shares        Amount        capital
Balances at December 31, 1998                     2,076,969          $21     (408,262)     $ (6,056)       $11,414
Net income for the year
  ended December 31, 1999                                 -            -            -             -              -
Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustments and tax effects                             -            -            -             -              -
Total comprehensive income                                -            -            -             -              -

Cash dividends                                            -            -            -             -              -

Options exercised                                         -            -          936            11             (1)

Acquisition of treasury stock                             -            -     (356,272)       (4,782)             -

ESOP shares committed
  for release                                             -            -            -             -             12

Amortization of MRDP
  unearned compensation                                   -            -            -             -              -
                                                 ----------    ---------    ---------     ---------      ---------

Net for the period                                        -            -     (355,336)       (4,771)            11
                                                 ----------    ---------    ---------     ---------      ---------

Balances at December 31, 1999                     2,076,969          $21     (763,598)     $(10,827)       $11,425

Net income (loss) for the six months
  ended June 30, 2000                                     -            -            -             -              -
Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustments and tax effects                             -            -            -             -              -
Total comprehensive income                                -            -            -             -              -

Cash dividends                                            -            -            -             -              -

Options exercised                                         -            -            -             -              -

Acquisition of treasury stock                             -            -      (53,745)         (630)             -

ESOP shares committed
  for release                                             -            -            -             -              4

Amortization of MRDP
  unearned compensation                                   -            -            -             -              -
                                                 ----------    ---------    ---------     ---------      ---------
Net for the period                                        -            -      (53,745)         (630)             4
                                                 ----------    ---------    ---------     ---------      ---------

Balances at June 30, 2000                         2,076,969          $21    $(817,343)     $(11,457)       $11,429
                                                 ==========    =========    =========     =========      =========

                                                                                         Accumulated
                                                      Retained            Unearned           other       Total
                                                      earnings            employee          compre-      stock-
                                                    Substantially       compensation        hensive     holders'
                                                     restricted        ESOP       MRDP      income       equity
Balances at December 31, 1998                             $13,340      $(172)     $(550)      $  11      $18,008
Net income for the year
  ended December 31, 1999                                   1,246          -          -           -        1,246
Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustments and tax effects                                   -          -          -        (115)        (115)
                                                                                                       ---------
Total comprehensive income                                      -          -          -                    1,131
                                                                                                       ---------

Cash dividends                                               (730)         -          -           -         (730)

Options exercised                                               -          -          -           -           10

Acquisition of treasury stock                                   -          -          -           -       (4,782)

ESOP shares committed
  for release                                                   -         60          -           -           72

Amortization of MRDP
  unearned compensation                                         -          -        260           -          260
                                                       ----------  ---------  ---------   ---------    ---------

Net for the period                                            516         60        260        (115)      (4,039)
                                                       ----------  ---------  ---------   ---------    ---------

Balances at December 31, 1999                             $13,856      $(112)     $(290)      $(104)     $13,969

Net income (loss) for the six months
  ended June 30, 2000                                         (38)         -          -           -          (38)
Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustments and tax effects                                   -          -          -         (14)         (14)
                                                                                                       ---------
Total comprehensive income                                      -          -          -                      (52)
                                                                                                       ---------

Cash dividends                                               (318)         -          -           -         (318)

Options exercised                                               -          -          -           -            -

Acquisition of treasury stock                                   -          -          -           -         (630)

ESOP shares committed
  for release                                                   -         42          -           -           46

Amortization of MRDP
  unearned compensation                                         -          -        109           -          109
                                                       ----------  ---------  ---------   ---------    ---------
Net for the period                                           (356)        42        109         (14)        (845)
                                                       ----------  ---------  ---------   ---------    ---------

Balances at June 30, 2000                                 $13,500      $ (70)     $(181)      $(118)     $13,124
                                                       ==========  =========  =========   =========    =========

See accompanying selected notes to consolidated financial statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (In thousands)

                                                                                      Six months ended June 30,
                                                                                      1999                2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $      647       $      (38)
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation                                                                             161              165
  Provision for loan losses                                                                343            1,285
  Provision for deferred income taxes (benefit)                                            (46)             137
  Amortization/accretion of premiums/discounts on investment
    and mortgage-backed securities                                                           6               (1)
  Amortization of deferred loan fees                                                       (48)             (22)
  Fair market value of ESOP shares
    committed for release and charged to
    employee compensation                                                                   38               46
  Amortization of unearned compensation - MRDP                                             139              109
  (Gains) losses on real estate owned                                                        4                5
  (Increase) decrease in:
    Loans held for sale                                                                    514             (103)
    Accrued interest receivable                                                             38              (43)
    Other assets                                                                           (99)            (297)
  Increase (decrease) in:
    Income taxes currently payable                                                        (219)            (181)
    Other liabilities                                                                     (607)             176
                                                                                    ----------       ----------
Net cash provided by operating activities                                                  871            1,238
                                                                                    ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in:
  Total loans                                                                            4,173            2,356
Proceeds from maturity of:
  Mortgage-backed securities                                                            (2,704)              49
  Investment securities                                                                 (4,543)               6
  Real estate owned                                                                       (494)            (493)
Acquisition of:
  Mortgage-backed securities                                                                 -               35
  Investment securities                                                                      -                6
  Federal Home Loan Bank stock                                                             354             (181)
  Premises and equipment                                                                   (63)             (71)
                                                                                    ----------       ----------
Net cash provided by (used in) investing activities                                     (3,277)           1,707
                                                                                    ----------       ----------

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (In thousands)

                                                                          Six months ended June 30,
                                                                          1999                2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts                                    (1,081)          3,360
Cash dividends paid                                                              (378)           (318)
Proceeds from (reduction in) FHLB advances                                        (75)         (3,376)
Proceeds from other borrowings                                                      -          (1,500)
Proceeds from securities sold under agreement to repurchase                         -              19
Acquisition of treasury stock, net                                               (339)           (630)
                                                                          -----------     -----------
Net cash provided by (used in) financing activities                            (1,873)         (2,445)
                                                                          -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (4,279)            500

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                          13,188           5,906

CASH AND CASH EQUIVALENTS -                                               -----------     -----------
  END OF PERIOD                                                               $ 8,909         $ 6,406
                                                                          ===========     ===========

SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Noncash transactions:
  Increase (decrease) in net unrealized loss on securities
    available for sale                                                        $   (69)        $    14

  Loans foreclosed and transferred to real estate owned                       $   659         $   539

Cash paid during the period for:
  Interest                                                                    $ 3,558         $ 3,949

  Income taxes                                                                $   456         $   420


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
---------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of June 30, 2000 and for the quarter and six months then ended include the accounts of the Registrant, First Southern Bancshares, Inc. (the "Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the "Company".

The June 30, 1999 and 2000 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the June 30, 1999 and 2000 interim financial statements. The results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year. The December 31, 1999 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999. Such Consolidated Statement of Financial condition included therein was audited and received an unqualified opinion.


NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

                                                                          Six months ended
                                                                               June 30
                                                                        --------------------
                                                                         1999           2000
                                                                         ----           ----
                              Common shares outstanding               2,076,969         2,076,969
                              Treasury shares                          (426,308)         (806,428)
                              Unreleased ESOP shares                    (16,026)           (8,726)
                              Options - uncontingent                      5,853                 -
                                                                     ----------       -----------
                                    Basic EPS                         1,640,489         1,261,815

                              Options - contingent                        8,033                 -
                              Unreleased ESOP shares                     16,026             8,726
                                                                     ----------       -----------
                                    Diluted EPS                       1,664,547         1,270,541
                                                                     ==========       ===========

NOTE 3 - SUBSEQUENT EVENT

On July 13, 2000, the Company's Board of Directors declared a cash dividend of $.125 per share, payable July 31, 2000 to stockholders of record as of July 22, 2000.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

At June 30, 2000, the Company had $1.3 million of outstanding net loan commitments, $10.0 million of unused portions on lines of credit, and $10,000 of outstanding letters of credit.

In June of 2000, the Company recorded losses of approximately $925,000 related to apparent fraudulent loans involving a loan officer and commercial loan customers. The Bank has fidelity bond insurance which may cover a part or all of the related losses involved in this apparent conspiracy. The amount of the recovery, if any, is unestimatable, and therefore, no such recovery is reflected in the accompanying financial statements.

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The allowance for loan losses at June 30, 2000 is $1.5 million, or 1.0% of net loans, and 26.7% of non performing assets, which represents an increase of $100,000 from $1.4 million at December 31,1999.

In the opinion of management at June 30, 2000, the allowance for loan losses was adequate at that date. There can be no assurance that the Company will not be required to increase the allowance in the future.

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

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 1999, as well as certain material changes in results of operations during the quarter and six months ended June 30, 1999 and 2000.

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

             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

The Company's primary lending area is currently experiencing a lack of growth and increased competition. Due to the lack of economic growth, many competitor banks have offered low rates to the Company's loan customers that the Company was unwilling to match due to the low interest yield commitment over the long term. The same holds true for deposits as competitor banks are offering aggressive rates that are higher than the interest cost to the Company of borrowing from the FHLB. Therefore, management has decided to retain loans or originate and retain new loans that have a satisfactory long term yield, and to offer competitive rates for deposits while maintaining an acceptable interest spread. Year to date average interest bearing assets increased from $165.8 million at June 30, 1999 to $166.4 million at June 30, 2000 while average interest bearing liabilities have increased from $155.0 million at June 30, 1999 to $158.7 million at June 30, 2000, primarily as a result of the additional debt incurred in association with the Company's Stock Repurchase Program. The interest spread between the average yield on the average interest bearing assets and the average cost on average interest bearing liabilities has decreased from 3.77% in the first six months of 1999 to 3.73% in the first six months of 2000 due to the higher interest rates paid on debt incurred in connection with the Company's Stock Repurchase Program.

Cash and cash equivalents

As disclosed in the Company's "Consolidated Statements of Cash Flows," net cash provided by operating activities increased from $871,000 in the first six months of 1999 to $1.1 million in the first six months of 2000 due to a decrease in other liabilites in 1999. Cash from investing activities increased from a use of cash of $3.3 million in the first six months of 1999 to a source of cash of $1.7 million in the first six months of 2000, as there was no new significant investments in securities during the first six months of 2000. Cash used in financing activities increased from a use of $1.9 million in the first six months 1999 to a use of $2.4 million in the first six months of 2000. The primary use in the first six months of 2000 was the reduction in FHLB advances of $3.4 million.

Investments and mortgage-backed securities

The Company's investments in investment securities and mortgage-backed securities remained steady during the first six months of 2000. Investment securities available for sale decreased from $4.41 million at December 31, 1999 to $4.38 million at June 30, 2000. The corporate investments are fixed rate guaranteed or senior notes with a S&P A rating. The average balance for investment securities for the six months ended June 30, 2000 was $4.4 million as compared to $4.0 million for the comparable period in 1999 and the average yield was 6.49% in 2000 as compared to 4.82% in 1999.

Mortgage-backed securities decreased from $3.5 million at December 31, 1999 to $3.4 million at June 30, 2000. The average balance for mortgage-backed securities for the six months ended June 30, 2000, increased $822,000 from the comparable period in 1999.

Loans

The principle investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama. The average balance of loans increased $3.0 million from $152.9 million in the first six months of 1999 to $155.9 million in the first six months of 2000.

The loan portfolio composition is changing as the result of management's continued efforts to expand and diversify the Company's loan portfolio into higher yielding commercial mortgage loans, commercial business loans, and consumer loans. These types of loans are inherently riskier than residential mortgage loans. A comparison of the Bank's loan portfolio analysis at December 31, 1999 and June 30, 2000 follows:

                                             December 31, 1999        June 30, 2000
                                            -------------------       -------------
                                             Amount    Percent      Amount      Percent
                                            ---------  --------  -------------  --------
                                                           (in thousands)
          Mortgage loans:
           Residential                       $ 64,057     41.1%       $ 63,536     41.7%
           Commercial                          34,259     22.0          33,955     22.3
                                             --------    -----        --------    -----
                Total mortgage loans           98,316     63.1          97,491     64.0

          Commercial business loans            36,332     23.3          34,474     22.6

          Consumer loans                       23,317     15.0          23,006     15.1
                                             --------    -----        --------    -----
                                              157,965    101.4         154,971    101.7
          Total loans

          Less:
           Undisbursed loans                      675       .4            1106       .6
           Unamortized loan fees                   72       .1              63       .1
           Allowance for possible losses         1400       .9            1500      1.0
                                             --------    -----        --------    -----
          Net loans receivable               $155,818    100.0%       $152,302    100.0%
                                             ========    =====        ========    =====

The Company's loan portfolio above continues to reflect the market served by the Bank's primary lending area. Mortgage loans decreased in volume and percentage of the portfolio as the Company has not been inclined to invest in low yielding loans for the long term.

At June 30, 2000, the Company had no significant commitments to originate fixed-rate loans. At June 30, 2000, the Company had commitments to originate variable rate loans, including unused commercial business lines of credit, and standby letters of credit as follows (in thousands):

               Commitments to extend credit                            $ 1,246
               Unused lines of credit                                  $10,015
               Standby letters of credit                               $    10

Non performing Assets

Non performing assets of $5.6 million as of June 30, 2000, increased from $3.2 million at December 31, 1999. Non performing assets at June 30, 2000, include $1.4 million of real estate owned and other foreclosed assets, and $4.2 million of loans on nonaccrual or 90 days delinquent. Non performing loans include $2.9 million of commercial business and real estate loans, $198,000 of consumer loans, and $1.1 million of residential mortgages.


The following table sets forth non performing assets as of December 31, 1999 and June 30, 2000 (dollars in thousands).

                                                December 31,      June 30,
                                                    1999            1999
                                                ------------      --------

        Loans accounted for on
          a nonaccrual basis                       $   683        $ 1,477

        Accruing loans which are contractually
          past due 90 days or more                   1,567          2,731
                                                   -------        -------

        Total of nonaccrual and
          90 days past due loans                     2,250          4,208

        Foreclosed real estate and other assets        918          1,406
                                                   -------        -------
        Total non performing assets                $ 3,168        $ 5,614

Loans classified as nonaccrual increased $794,000 in the first six months of 2000. The increase in loans accounted for as nonaccrual was primarily commercial business loans related to affiliated borrowers of the bank of which $203,000 of the increase related to possibly fraudulent loans. See "Comparison of Operating Results for the three months ended June 30, 1999 and 2000 - Provision for Loan Losses" for further information regarding these possibly fraudulent loans. Loans accruing that are contractually past due 90 days or more increased $1.1 million from $1.6 million at December 31, 1999 to $2.7 million at June 30, 2000. The increase in loans past due 90 days and still accruing is primarily commercial real estate loans to three borrowers of the bank, of which $425,000 was subsequently brought current by the borrower. The increase of $488,000 in foreclosed real estate and other assets for the first six months of 2000 is primarily due to three separate foreclosed single family residences totaling $478,000.

Deposits, FHLB advances and other notes payable

Deposit balances increased $3.3 million from $126.9 million at December 31, 1999 to $130.2 million at June 30, 2000. The increase was primarily in certificates of deposits. As a result of an increase in deposits and rising interest rates, interest paid on deposits increased $179,000 from $2.7 million in the first six months of 1999 to $2.8 million in the first six months of 2000, and the interest rate paid on the average balance of deposits increased from 4.36% in the first six months of 1999 to 4.62% in the first six months of 2000. Interest paid on FHLB advances increased $196,000 from $882,000 in the first six months of 1999 to $1.1 million in the first six months of 2000, while the effective rate paid on the average outstanding balance of FHLB advances increased from 5.44% in the first six months of 1999 to 5.88% in the first six months of 2000.

At June 30, 2000, savings certificates amounted to $92.2 million, or 70.8%, of the Company's total deposits, including $76.3 million that were scheduled to mature by June 30, 2001. Management of the Company believes it has adequate resources to fund all loan commitments with savings deposits, FHLB of Atlanta advances, and with proceeds from the sale of mortgage loans. In addition, it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company decreased its borrowings from the FHLB in the six months ended June 30, 2000 by $3.4 million, from $33.7 million at December 31, 1999 to $30.3 million at June 30, 2000. At June 30, 2000, the Company had unused credit availability with the FHLB of up to $9.7 million limited by the availability of qualifying first mortgage loans for collateral.

Stockholders' equity

At June 30, 2000 aggregate stockholders' equity decreased $845,000 to $13.1 million from $13.9 million at December 31, 1999. The reduction in stockholder's equity is primarily attributable to the $313,000 loss incurred in the second quarter of 2000 due to the large provision for loan losses related to the fraudulent loan write-off of approximately $925,000. In addition, during the first six months of 2000, the Company acquired 53,745 shares at a cost of $630,000 or at an average price per share of $11.72 under the Company's Stock Repurchase Program. The current program will continue until October 2000, at which time the Company will decide whether to terminate or continue the program.

The Bank is required to maintain specific amounts of capital pursuant to FDIC requirements and the Company is required to maintain specific amounts of capital pursuant to the regulations of the Federal Reserve Board. As summarized below, Bancshares and the Bank are in compliance with all such requirements at June 30, 2000:


                                                                                             Percentage of
                                                                                             adjusted total
          First Southern Bancshares, Inc.                                 Amount                 assets
                                                                                 (Dollars in thousands)
          Primary capital ratios:
          GAAP capital                                                         $13,124
          Adjustments:
          Mortgage servicing rights                                                 (4)
          Net unrealized loss on securities available for sale                      70
                                                                        --------------
          Tier 1 capital                                                        13,190                   7.34%
          Minimum Tier 1 (leverage) requirement                                  7,192                   4.00%
                                                                        --------------         --------------
          Excess                                                               $ 5,998                   3.34%
                                                                        ==============         ==============
          Risk-based capital ratios:
          Core (Tier 1) Capital                                                 13,190                   9.34%
          Minimum core capital                                                   5,651                   4.00%
                                                                        --------------         --------------
          Excess                                                               $ 7,539                   5.34%
                                                                        ==============         ==============
          Risk-based capital                                                   $14,690                  10.40%
          Minimum risk-based capital requirement                                11,301                   8.00%
                                                                        --------------         --------------
Excess                                                                         $ 3,389                   2.40%
                                                                        ==============         ==============

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

                                                              Percentage of
                                                              adjusted total
                                                     Amount       assets
     First Southern Bank:                            (Dollars in thousands)

     Total capital (to risk-weighted assets)          $15,033        10.65%
     To be well capitalized under the FDICIA
       prompt corrective action provisions             14,120        10.00%
                                                     --------      -------

     Excess                                           $   913         0.65%
                                                     ========      =======

     Tier 1 capital (to risk-weighted                 $13,533         9.58%
      assets)
     To be well capitalized under the FDICIA
       prompt corrective action provisions              8,472         6.00%
                                                     --------      -------

     Excess                                           $ 5,061         3.58%
                                                     ========      =======

     Tier 1 capital (to average assets)               $13,533         7.53%
     To be well capitalized under the FDICIA
       prompt corrective action provisions              8,988         5.00%
                                                     --------      -------

    Excess                                            $ 4,545         2.53%
                                                     ========      =======


Liquidity

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities and borrowings from the FHLB and local financial institutions. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. As an Alabama state-chartered bank that is not a member of the Federal Reserve System, the Bank is required by the Alabama State Banking Board to maintain at all times a reserve (comprised of cash on hand) based upon average daily deposits of the Bank. At June 30, 2000, the Bank's qualifying reserves of $1.9 million significantly exceeded the required reserve of $265,000.

Additionally, Bancshares requires cash for various operating needs including dividends to shareholders and the general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the Bank. At June 30, 2000, the Bank could have paid additional dividends for Bancshares of $913,000 while continuing to meet the capital requirements for "well-capitalized" banks. Bancshares does not anticipate any liquidity requirements in the near future that it will not be able to meet.

                    COMPARISON OF OPERATING RESULTS FOR THE
                   THREE MONTHS ENDED JUNE 30, 1999 AND 2000

General

Consolidated net income for the quarter ended June 30, 2000, decreased from $323,000 in the comparable quarter in 1999 to a net loss of $313,000. Basic earnings per share for the second quarter of 2000 was $(.25) as compared to $0.20 for the comparable period in 1999, and diluted earnings per share for the second quarter of 2000 was $(.23) as compared to $0.20 for the comparable period in 1999. The loss in the second quarter of 2000 is attributable to the $925,000 charge-off for apparent fraudulent loans involving a loan officer and certain commercial loan customers.

In June of 2000, the Company recorded losses of approximately $925,000 related to apparent fraudulent loans involving a loan officer and commercial loan customers. The Bank has fidelity bond insurance which may cover a part or all of the related losses involved in this apparent conspiracy. The amount of the recovery, if any, is unestimatable, and therefore, no such recovery is reflected in the accompanying financial statements.

Net Interest Income

The second quarter net interest income after provision for loan losses was $525,000, which was $1.0 million less than the $1.6 million reported for the comparable period in 1999, as a result of the increase in the provision for loan losses as discussed above.

Interest Income

Interest income for the second quarter of 2000 was $3.6 million compared with $3.5 million for the second quarter of 1999, representing an increase of $168,000 or 4.8%. The increase was primarily attributable to an increase of $1.1 million in average interest earning assets in the second quarter of 2000 to $166.5 million over those in the second quarter of 1999 of $165.4 million as a result of an increase in loans. Also contributing to the increase in interest income was an increase in the average yield on interest-earning assets from 8.38% for the second quarter of 1999 to 8.74% for 2000, as a result of higher market interest rates. The yield on the average balance of loans increased from 8.64% in the second quarter of 1999 to 8.84% in the second quarter of 2000. The annual yield is expected to continue to increase in 2000 as the effect of such rate increases impacts commercial loans related to the prime interest rate and adjustable mortgages.

Interest on loans receivable increased $209,000 to $3.4 million during the second quarter of 2000 as compared to $3.2 million in the second quarter of 1999. The increase was primarily attributable to an increase in average net loans of $6.0 million in the second quarter of 2000 ($156.0 million) from the comparable period in 1999 ($150.0 million). Additionally, the average yield on total loans increased as previously mentioned.

Interest on mortgage-related securities increased by $26,000 from $33,000 during the second quarter of 1999 to $59,000 in 2000 as a result of the average balance of mortgage-related securities increasing by $1.7 million during the second quarter of 2000 ($3.5 million) as compared to the second quarter of 1999 ($1.8 million). The average yields from such securities decreased from 7.11% in the second quarter of 1999 to 6.77% in the second quarter of 2000 as a result of lower yielding mortgage-related securities in the portfolio.

Income from the investment securities portfolio increased by $12,000 from $59,000 during the second quarter of 1999 to $71,000 in the second quarter of 2000 as the result of the average balance of investment securities increasing by $700,000 during the second quarter of 2000 ($4.4 million) as compared to the second quarter of 1999 ($3.7 million). The effect of this increase in the average balance was aided by an increase in the average yield on investment securities from 6.39% in the second quarter of 1999 to 6.50% in the second quarter of 2000 as a result of the changes in the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account and time deposits at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. The $79,000 decrease in other interest income in 2000 to $57,000 when compared to the second quarter of 1999 other interest income of $136,000 is due primarily to the decreased interest earnings on the FHLB overnight account and on money market funds due to a decrease in average invested balances from $8.3 million in the second quarter of 1999 to $800,000 in the second quarter of 2000. These funds were used to fund the increase in loans and investment securities, as discussed earlier. FHLB dividends were $31,000 during the second quarter of 1999 as compared to $35,000 in the second quarter of 2000 due to increase in average FHLB stock from $1.6 million at June 30, 1999 to $1.8 million at June 30, 2000.

Interest Expense

Interest expense in the second quarter of 2000 was $2.0 million compared with $1.8 million the second quarter of 1999, representing an increase of $225,000 or 12.8%.

Interest on deposits the second quarter of 2000 was $1.4 million compared with $1.3 million the second quarter of 1999, representing an increase of $127,000 or 9.7%. The increase is due to a $1.4 million increase in average deposits in the second quarter of 2000 ($122.5 million) as compared to the second quarter of 1999 ($121.1 million). The second quarter of 2000 average interest cost on deposits increased to 4.71% as compared to 4.35% in the second quarter of 1999 as higher interest rates were offered on certificates of deposits due primarily to the increase in market rates for certificates of deposits.

Other interest expense primarily relates to FHLB of Atlanta borrowings and increased by $98,000 to $541,000 in the second quarter of 2000 when compared to the second quarter of 1999 total of $443,000 due to an increase in average borrowings of $2.2 million during the second quarter of 2000 ($33.5 million) from the second quarter of 1999 average levels of $31.3 million. The increase was also caused by a higher average balance of other borrowings of $2.4 million in the second quarter of 2000, as compared to $70,000 in the second quarter of 1999. These additional borrowings were primarily used in the Company's Stock Repurchase Plan.

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

The provision for loan losses was $1.1 million for the second quarter of 2000 as compared to $148,000 for the comparable period in 1999. The increase in the provision was due to loan charge offs of approximately $925,000 incurred in the second quarter of 2000 for possible fraudulent loans to a commercial customer of the Bank as well as loans to several persons affiliated with the customer. The Bank is coordinating with the Federal Bureau of Investigation, Federal Deposit Insurance Corporation and the Superintendent of Banks of the State of Alabama regarding these transactions and the ongoing investigation. The potential for recovery is unknown and cannot be estimated. These provisions were made based on management's analysis of the various factors that effect the loan portfolio and management's desire to maintain the allowance at a level considered adequate to provide for losses. No additional allowances had been specified at June 30, 2000, for the impaired loans.

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The allowance for loan losses at June 30, 2000 is $1.5 million, or 1.0% of net loans, and 26.7% of non performing assets, which represents an increase of $100,000 from $1.4 million at December 31, 1999.

In the opinion of management at June 30, 2000, the allowance for loan losses was adequate at that date. There can be no assurance that the Company will not be required to increase the allowance in the future.

Non-interest Income.

Non interest income for the second quarter decreased from $216,000 in 1999 to $184,000 in 2000 due primarily to a decrease in gains on loans sold of $32,000 to $28,000 in the second quarter of 2000 from $60,000 in the second quarter of 2000.

Non-interest Expense.

The second quarter non interest expenses for 1999 and 2000 were constant at $1.2 million.

Income Taxes

Income taxes decreased by $403,000 in 2000, as a result of the decrease in income before income taxes. Income tax expense in the second quarter of 2000 was ($196,000) as compared to $207,000 in 1999, or approximately 40% of income before income taxes representing expected federal and state tax rates.


                    COMPARISON OF OPERATING RESULTS FOR THE
                    SIX MONTHS ENDED JUNE 30, 1999 AND 2000

General

Consolidated net income for the six months ended June 30, 2000, decreased $685,000 to ($38,000) from $647,000 for the comparable six months in 1999.
Basic earnings per share for the six months ended June 30, 2000, was $(.03) as compared to $0.39 for the comparable period in 1999, and diluted earnings per share for the six months ended June 30, 2000 was $(.03) as compared to $0.39 for the comparable period in 1999.

Net Interest Income

For the six months ended June 30, 2000, net interest income after provision for loan losses was $2.0 million, or 33% less than the $3.0 million reported for the comparable period in 1999, as a result of the increase in the provision for loan losses.

Interest Income

Interest income for the six months ended June 30, 2000 was $7.2 million compared with $6.9 million for the six months ended June 30, 1999, representing an increase of $300,000 or 4.3%. The increase was primarily attributable to the yeild on average interest earning assets increasing from 8.33% in the six months ended June 30, 1999 to 8.66% in the six months ended June 30, 2000 as a result of rising market interest rates. The yield on the average balance of loans increased from 8.48% in the six months ended June 30, 1999 to 8.77% in the six months ended June 30, 2000. The annual yield is expected to continue to increase in 2000 as the effect of such rate increases impacts commercial loans related to the prime interest rate and adjustable mortgages.

Interest on loans receivable increased $356,000 to $6.8 million during the six months ended June 30, 2000 as compared to $6.4 million in the six months ended June 30, 1999. The increase was primarily attributable to an increase in average net loans of $3.0 million in the six months ended June 30, 2000 ($155.9 million) from the comparable period in 1999 ($152.9 million). Additionally, the average yield on total loans increased as previously mentioned.

Interest on mortgage-related securities increased by $69,000 from $49,000 during the six months ended June 30, 1999 to $118,000 in 2000 as a result of the average balance of such securities increasing from $2.7 million in the six months ended June 30, 1999 to $3.5 million in the six months ended June 30, 2000.

Income from the investment securities portfolio increased by $45,000 from $97,000 during the six months ended June 30, 1999 to $142,000 in the six months ended June 30, 2000 as the result of the average yeild of investment securities increasing from 4.82% during the six months ended June 30, 1999 to 6.49% for the six months ended June 30, 1999, as a result of the changes in the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account and time deposits at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. The $174,000 decrease in other interest income in 2000 to $110,000 when compared to the six months ended June 30, 1999 other interest income of $284,000 is due primarily to the decreased average invested balance on the FHLB overnight and on money market funds from $4.6 million at June 30, 1999 to $900,000 for the six months ended June 30, 2000. FHLB dividends were $66,000 during the six months ended June 30, 1999 as compared to $68,000 in the six months ended June 30, 2000 due to increase in average FHLB stock from $1.7 million at June 30, 1999 to $1.8 million at June 30, 2000.

Interest Expense

Interest expense in the six months ended June 30, 2000 was $3.9 million compared with $3.5 million in the six months ended June 30, 1999, representing an increase of $400,000 or 10.6%.

Interest on deposits in the six months ended June 30, 2000 was $2.8 million compared with $2.7 million in the six months ended June 30, 1999, representing an increase of $179,000 or 6.7%. The increase is due to a $700,000 increase in average deposits in the six months ended June 30, 2000 ($122.6 million) as compared to the six months ended June 30, 1999 ($121.9 million). The six months ended June 30, 2000 average interest cost on deposits increased to 4.62% as compared to 4.36% in the six months ended June 30, 1999 as higher interest rates were offered on certificates of deposits due primarily to the increase in market interest rates offered on certificates of deposits.

Other interest expense primarily relates to FHLB of Atlanta borrowings and increased by $200,000 to $1.1 million in the six months ended June 30, 2000 when compared to the six months ended June 30, 1999 total of $882,000 due to an increase in average borrowings of $3.1 million during the six months ended June 30, 2000 of $36.1 million from the six months ended June 30, 1999 average levels of $33.0 million. The increase was also caused by an increased interest costs on borrowed funds from 5.34% in the six months ended June 30, 1999 to 5.97% in the six months ended June 30, 2000 as a consequence of the adjustable rate nature of the majority of the FHLB of Atlanta borrowings and higher market interest rates.

Provision for Loan Losses.

For the six months ended June 30, 2000, the provision for loan losses was $1.3 million as compared to $343,000 in the six months ended June 30, 1999. The increase in the provision was due to loan charge offs of approximately $925,000 incurred in the second quarter of 2000 for possible fraudulent loans to a commercial customer of the Bank as well as loans to several persons affiliated with the customer. The Bank is coordinating with the Federal Bureau of Investigation, Federal Deposit Insurance Corporation and the Superintendent of Banks of the State of Alabama regarding these transactions and the ongoing investigation. The potential for recovery is unknown and cannot be estimated. No additional allowances had been specified at June 30, 2000, for the impaired loans. The allowance for loan losses at June 30, 2000 is $1.5 million, or 1.0% of net loans, and 26.7% of non performing assets, which represents an increase of $100,000 from $1.4 million at December 31, 1999.

In the opinion of management at June 30, 2000, the allowance for loan losses was adequate at that date. There can be no assurance that the Company will not be required to increase the allowance in the future.

Non-interest Income.

Non interest income for the six months ended June 30, 2000 of $369,000 decreased from $465,000 for the comparable period in 1999. The decrease in non-interest income was primarily attributable to a decrease of $91,000 on proceeds from the sale of loans in the first six months of 2000.

Non-interest Expense.

For the six months ended June 30, 2000, and the first six months of 1999 non-interest expenses were constant at $2.4 million.

Income Taxes

Income taxes decreased by $447,000 in 2000, as a result of the decrease in income before income taxes. Income tax expense in the six months ended June 30, 2000 and 1999 was ($27,000) and $420,000, respectively, or approximately 40% of income before income taxes representing expected federal and state tax rates.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders ("Meeting") was held on April 19, 2000. The results of the vote on the matters presented at the Meeting were as follows:

1. The following individuals were elected as directors for the term expiring in 2003:


                             Votes For  Votes Withheld
                             ---------  --------------
          James A. Bishop    1,096,859           4,440
          Milka S. Duke      1,096,809           4,490
          J. Acker Rogers    1,096,909           4,390

     The directors whose term continued at the Annual Meeting are:

          Charles L. Frederick, Jr.            Gary Gamble*
          Thomas N. Ward                       Steve Mckinney
                                               S. Gregory Beadle

* Resigned effective July 13/th./, 2000.

2. The ratification of Marmann, McCrary & Associates, P.C. as the Company's independent auditors was approved by the stockholders by the following vote.

     For  1,099,674;  Against  1,600;    Abstain  25

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

(b)  Report on Form 8-K
     On June 13, 2000, the Company filed a form 8-K to report that First Southern Bank was pursuing an investigation of possible fraudulent loans to a commercial customer as well as loans to several persons affiliated with the customer which required a one time charge off against the Company's loan loss reserve.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FIRST SOUTHERN BANCSHARES, INC.



Date     August 11, 2000              /s/ Charles L. Frederick, Jr.
     -------------------              -----------------------------------------

                                      Mr. Charles L. Frederick, Jr.
                                      President and Chief Executive Officer



Date     August 11, 2000              /s/ Ms. Glenda Young
     -------------------              ------------------------------------------

                                      Ms. Glenda Young
                                      Senior Vice President and Chief Accounting
                                      Officer