Form 10QSB
period 2000-09-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 2000-11-14
CIK 934302

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended   September 30, 2000
                                      ---------------------------------

                                      OR

             [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to_____________

          Commission file number  0-25478
                                -------------------------------------

                        First Southern Bancshares, Inc.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                                63-1133624
         ------------------------------            --------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

               102 South Court Street, Florence, Alabama  35630
        -------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (256) 764-7131
        -------------------------------------------------------------
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X  No
     ----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,259,011 shares of $.01 par value common stock as of November 6, 2000.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB
September 30, 2000
TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


Consolidated statements of financial condition (unaudited)               1

Consolidated statements of income (unaudited)                            2

Consolidated statement of stockholders' equity (unaudited)               3

Consolidated statements of cash flows (unaudited)                        4

Selected notes to consolidated financial statements (unaudited)          6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS                                              7

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                              17

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                      17

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                17

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS              17

ITEM 5 - OTHER INFORMATION                                              17

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               17

SIGNATURES                                                              18

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED  (In thousands)

                                                                                     December 31,            September 30,
                                                                                         1999                    2000
ASSETS

Cash and cash equivalents                                                           $         5,906         $         6,286
Investment securities available for sale, at market                                           4,408                   4,432
Mortgage-backed securities, held to maturity, at cost                                         3,527                   3,400
Loans held for sale, at cost, which approximates market                                          80                     316
Loans receivable, net                                                                       155,738                 146,747
Foreclosed real estate and other assets                                                         918                   1,265
Premises and equipment, net                                                                   3,663                   3,495
Federal Home Loan Bank stock, at cost                                                         1,685                   1,866
Accrued interest receivable                                                                   1,855                   1,823
Deferred income taxes                                                                           592                     437
Other assets                                                                                    426                   1,681
                                                                                   -----------------       -----------------
 TOTAL ASSETS                                                                       $       178,798         $       171,748
                                                                                   =================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Deposits                                                                            $       126,870         $       129,542
Advances from Federal Home Loan Bank                                                         33,665                  28,551
Other notes payable                                                                           2,000                     650
Securities sold under agreement to repurchase                                                 1,487                       -
Income taxes currently payable                                                                  183                       -
Other liabilities                                                                               624                     793
                                                                                   -----------------       -----------------
Total liabilities                                                                           164,829                 159,536
                                                                                   -----------------       -----------------

COMMITMENTS AND CONTINGENCIES                                                                     -                       -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares authorized; none
  issued and outstanding                                                                          -                       -
Common stock, $.01 par value; 4,000,000 shares authorized;
  2,076,969 shares issued and outstanding                                                        21                      21
Additional paid-in capital                                                                   11,425                  11,429
Retained earnings - Substantially restricted                                                 13,856                  12,479
Unearned employee compensation - ESOP                                                          (112)                    (49)
Unearned employee compensation - MRDP                                                          (290)                   (119)
Net unrealized gain (loss) on securities available for sale                                    (104)                    (82)
Treasury stock, at cost                                                                     (10,827)                (11,467)
                                                                                   -----------------       -----------------
Total stockholders' equity                                                                   13,969                  12,212
                                                                                   -----------------       -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $       178,798         $       171,748
                                                                                   =================       =================

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED (In thousands, except per share amounts)

                                                            Three months ended                   Nine months ended
                                                               September 30,                        September 30,
                                                           1999              2000              1999               2000
INTEREST INCOME:
Loans                                                   $      3,226      $      3,386      $      9,708       $    10,224
Mortgage-backed securities                                        61                58               110               176
Investment securities                                             87                71               184               213
Other                                                             97                55               381               165
                                                       --------------    --------------    --------------     -------------
Total interest income                                          3,471             3,570            10,383            10,778

INTEREST EXPENSE:
Deposits                                                       1,288             1,535             3,944             4,370
Federal Home Loan Bank advances and other                        446               482             1,328             1,560
                                                       --------------    --------------    --------------     -------------
Total interest expense                                         1,734             2,017             5,272             5,930
                                                       --------------    --------------    --------------     -------------
NET INTEREST INCOME                                            1,737             1,553             5,111             4,848

PROVISION FOR LOAN LOSSES                                         49             1,867               392             3,152
                                                       --------------    --------------    --------------     -------------

NET INTEREST INCOME (LOSS) AFTER
   PROVISION FOR LOAN LOSSES                                   1,688              (314)            4,719             1,696
                                                       --------------    --------------    --------------     -------------

NON INTEREST INCOME:
Loan fees and service charges                                    195               158               503               455
Net gains on sale of loans                                        29                26               169                73
Gains(losses) on real estate owned                               (81)               (6)              (79)               (1)
Other                                                             13                 8                28                28
                                                       --------------    --------------    --------------     -------------
Total non interest income                                        156               186               621               555
                                                       --------------    --------------    --------------     -------------

NON INTEREST EXPENSES:
Compensation and employee benefits                               697               678             2,141             2,118
Building and occupancy expense                                   185               169               478               525
Data processing expense                                          123               109               337               319
Advertising                                                       54                42               134               110
Insurance expense                                                 41                28               133                87
Other                                                            208               284               514               595
                                                       --------------    --------------    --------------     -------------
Total non interest expenses                                    1,308             1,310             3,737             3,754
                                                       --------------    --------------    --------------     -------------

INCOME (LOSS)  BEFORE INCOME TAXES                               536            (1,438)            1,603            (1,503)

INCOME TAX EXPENSE (BENEFIT)                                     211              (572)              631              (599)
                                                       --------------    --------------    --------------     -------------
 NET INCOME (LOSS)                                      $        325      $       (866)     $        972       $      (904)
                                                       ==============    ==============    ==============     =============

 BASIC EARNINGS (LOSS) PER SHARE                        $       0.20             (0.69)     $       0.59       $     (0.72)
                                                       ==============    ==============    ==============     =============

 DILUTED EARNINGS (LOSS) PER SHARE                      $       0.20      $      (0.69)     $       0.59       $     (0.71)
                                                       ==============    ==============    ==============     =============

DIVIDENDS PER SHARE
  Regular cash dividends                                $      0.125      $      0.125      $      0.375       $     0.375

                                                       --------------    --------------    --------------     -------------
Total dividends per share                               $      0.125      $      0.125      $      0.375       $     0.375
                                                       ==============    ==============    ==============     =============

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED (Dollars in thousands)

                                                                                                                Accumulated
                                                                                        Retained      Unearned     other     Total
                                                 Common stock               Additional  earnings      employee    compre-    stock-
                                           Issued           In treasury      paid-in  Substantially compensation  hensive   holders'
                                       Shares   Amount   Shares     Amount   capital   restricted   ESOP    MRDP   income    equity
Balances at December 31, 1998         2,076,969  $  21  (408,262)  $ (6,056)  $ 11,414  $ 13,340  $ (172)  $ (550)  $  11  $ 18,008
Net income for the year
 ended December 31, 1999                      -      -         -          -          -     1,246       -        -       -     1,246
Change in net unrealized gain
 (loss) on securities available
 for sale, net of reclassification
 adjustments and tax effects                  -      -         -          -          -         -       -        -    (115)     (115)
                                                                                                                           ---------
Total comprehensive income                    -      -         -          -          -         -       -        -             1,131
                                                                                                                           ---------

Cash dividends                                -      -         -          -          -      (730)      -        -       -      (730)

Options exercised                             -      -       936         11         (1)        -       -        -       -        10

Acquisition of treasury stock                 -      -  (356,272)    (4,782)         -         -       -        -       -    (4,782)

ESOP shares committed
 for release                                  -      -         -          -         12         -      60        -       -        72

Amortization of MRDP
  unearned compensation                       -      -         -          -          -         -       -      260       -       260
                                     ----------  ----- ---------- ---------- --------- --------- -------- -------- ------- ---------
Net for the period                            -      -  (355,336)    (4,771)        11       516      60      260    (115)   (4,039)
                                     ----------  ----- ---------- ---------- --------- --------- -------- -------- ------- ---------

Balances at December 31, 1999         2,076,969   $ 21  (763,598) $ (10,827)  $ 11,425  $ 13,856  $ (112)   $(290) $ (104) $ 13,969

Net income (loss) for the nine months
  ended September 30, 2000                    -      -         -          -          -      (904)      -        -       -      (904)
Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustments and tax effects                 -      -         -          -          -         -       -        -      22        22
                                                                                                                           ---------
Total comprehensive income                    -      -         -          -          -         -       -        -              (882)
                                                                                                                           ---------

Cash dividends                                -      -         -          -          -      (473)      -        -       -      (473)

Options exercised                             -      -         -          -          -         -       -        -       -         -

Acquisition of treasury stock                 -      -   (54,360)      (640)         -         -       -        -       -      (640)

ESOP shares committed
  for release                                 -      -         -          -          4         -      63        -       -        67

Amortization of MRDP
  unearned compensation                       -      -         -          -          -         -       -      171       -       171
                                     ----------  ----- ---------- ---------- --------- --------- -------- -------- ------- ---------
Net for the period                            -      -   (54,360)      (640)         4    (1,377)     63      171      22    (1,757)
                                     ----------  ----- ---------- ---------- --------- --------- -------- -------- ------- ---------

Balances at September 30, 2000        2,076,969  $  21 $(817,958) $ (11,467)  $ 11,429  $ 12,479   $ (49)   $(119)  $ (82)  $12,212
                                     ==========  ===== ========== ========== ========== ======== ======== ======== ======= =========

See accompanying selected notes to consolidated financial statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                                      Nine months ended September 30,
                                                                           1999            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $        972    $        (904)
Adjustments to reconcile net income to net  cash provided
  by operating activities:
  Depreciation                                                                  248              165
  Provision for loan losses                                                     392            3,152
  Provision for deferred income taxes (benefit)                                 (56)             155
  Amortization/accretion of  premiums/discounts on investment
    and mortgage-backed securities                                                3               (1)
  Amortization of deferred loan fees                                            (65)             (22)
  Fair market value of ESOP shares
    committed for release and charged to
    employee compensation                                                        54               67
  Amortization of unearned compensation - MRDP                                  200              171
  (Gains) losses on real estate owned                                           (79)              (1)
  (Increase) decrease in:
    Loans held for sale                                                         659             (236)
    Accrued interest receivable                                                   1               32
    Other assets                                                                (88)          (1,254)
  Increase (decrease) in:
    Income taxes currently payable                                             (195)            (183)
    Other liabilities                                                          (484)             170

                                                                       -------------   --------------
Net cash provided by operating activities                                     1,562            1,311
                                                                       -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in:
  Total loans                                                                 3,112            5,861
Proceeds from maturity of:
  Mortgage-backed securities                                                      -               49
  Investment securities                                                           -                6
  Real estate owned                                                            (170)            (346)
Acquisition of:
  Mortgage-backed securities                                                 (2,637)              79
  Investment securities                                                      (3,529)              (8)
  Federal Home Loan Bank stock                                                  283             (181)
  Premises and equipment                                                       (122)               3

                                                                       -------------   --------------
Net cash provided by (used in) investing activities                          (3,063)           5,463
                                                                       -------------   --------------

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                                                         Nine months ended September 30,
                                                                                            1999                2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts                                                     (4,492)              2,672
Cash dividends paid                                                                               (565)               (473)
Proceeds from (reduction in) FHLB advances                                                       1,387              (5,114)
Proceeds from (reduction in) other borrowings                                                        -              (1,350)
Proceeds from (reduction in) securities sold under agreement to repurchase                           -              (1,489)
Acquisition of treasury stock, net                                                                (339)               (640)
                                                                                      -----------------   -----------------
Net cash provided by (used in)  financing activities                                            (4,009)             (6,394)
                                                                                      -----------------   -----------------
INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                                               (5,510)                380

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                                           13,188               5,906

CASH AND CASH EQUIVALENTS -
                                                                                      -----------------   -----------------
  END OF PERIOD                                                                        $         7,678     $         6,286
                                                                                      =================   =================




SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Noncash transactions:
  Increase (decrease) in net unrealized loss on securities
    available for sale                                                                 $           (91)    $           (22)

  Loans foreclosed and transferred to real estate owned                                $         1,141     $           611

Cash paid during the period for:

  Interest                                                                             $         5,285     $         6,004

  Income taxes                                                                         $           776     $           730

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY



SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of September 30, 2000 and for the quarter and nine months then ended include the accounts of the Registrant, First Southern Bancshares, Inc. (the "Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the "Company".

The September 30, 1999 and 2000 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the September 30, 1999 and 2000 interim financial statements. The results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year. The December 31, 1999 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999. Such Consolidated Statement of Financial condition included therein was audited and received an unqualified opinion.


NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

                                                Nine months ended September 30,
                                            -------------------------------------
                                                  1999                2000
                                            -----------------   -----------------
          Common shares outstanding                2,076,969           2,076,969
          Treasury shares                           (428,674)           (810,271)
          Unreleased ESOP shares                     (15,046)             (7,676)
          Options - uncontingent                       4,154                   -
                                            -----------------   -----------------
                    Basic EPS                      1,637,403           1,259,022

          Options - contingent                         5,662                   -
          Unreleased ESOP shares                      15,046               7,676
                                            -----------------   -----------------
                    Diluted EPS                    1,658,111           1,266,698
                                            =================   =================

NOTE 3 - SUBSEQUENT EVENT

On October 12, 2000, the Company's Board of Directors declared a cash dividend of $.125 per share, payable October 30, 2000 to stockholders of record as of October 21, 2000.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

At September 30, 2000, the Company had $1.3 million of outstanding net loan commitments, $10.8 million of unused portions on lines of credit, and $10,000 of outstanding letters of credit.

In June of 2000, the Company recorded losses of approximately $925,000 related to apparent fraudulent loans involving a former loan officer and commercial loan customers. The Bank has fidelity bond insurance which may cover a part or all of the related losses. The amount of the recovery, if any, is unestimatable, and therefore, no such recovery is reflected in the accompanying financial statements.

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. At September 30, 2000, the allowance for loan losses was $1.5 million and represented 1.03% of total net loans and 34.2% of non performing loans.

In the opinion of management at September 30, 2000, the allowance for loan losses was adequate at that date. There can be no assurance that the Company will not be required to increase the allowance in the future.

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

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 1999, as well as certain material changes in results of operations during the quarter and nine months ended September 30, 1999 and 2000.

Forward-looking Statements Safe harbor Statement

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

             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

The Company's primary lending area is currently experiencing a lack of growth and increased competition. Due to the lack of economic growth, many competitor banks have offered low rates to the Company's loan customers that the Company was unwilling to match due to the low interest yield commitment over the long term. Therefore, management has decided to retain loans or originate and retain new loans that have a satisfactory long term yield, and to offer competitive rates for deposits while maintaining an acceptable interest spread. Year to date average interest bearing assets remained constant at $164.8 million in the first nine months of 1999 and 2000, while year to date average interest bearing liabilities have increased $5.2 million from $151.6 million at September 30, 1999 to $156.8 million at September 30, 2000, primarily as a result of the additional debt incurred in association with the Company's Stock Repurchase Program. The interest spread between the average yield on average interest bearing assets and the average cost on average interest bearing liabilities has decreased from 3.76% in the first nine months of 1999 to 3.68% in the first nine months of 2000 due to the higher interest rates paid on debt incurred in connection with the Company's Stock Repurchase Program.

Cash and cash equivalents

As disclosed in the Company's "Consolidated Statements of Cash Flows," net cash provided by operating activities decreased from $1.6 million in the first nine months of 1999 to $1.3 million in the first nine months of 2000 due to the net loss resulting from loan charge-offs in the first nine months of 2000. Cash from investing activities increased from a use of cash of $3.1 million in the first nine months of 1999 to a source of cash of $5.5 million in the first nine months of 2000 due to the decrease in total loans in the first nine months of 2000. Cash from financing activities increased from a use of $4.0 million in the first nine months 1999 to a use of $6.4 million in the first nine months of 2000. The primary use in the first nine months of 2000 was the reduction in FHLB advances of $5.1 million.

Investments and mortgage-backed securities

The Company's investments in investment securities and mortgage-backed securities remained steady during the first nine months of 2000. Investment securities available for sale increased from $4.41 million at December 31, 1999 to $4.43 million at September 30, 2000. The corporate investments are fixed rate guaranteed or senior notes with a S&P A rating. The average balance for investment securities for the nine months ended September 30, 2000 was $4.4 million as compared to $3.7 million for the comparable period in 1999 and the average yield was 6.48% in 2000 as compared to 6.61% in 1999.

Mortgage-backed securities decreased from $3.5 million at December 31, 1999 to $3.4 million at September 30, 2000. The average balance for mortgage-backed securities for the nine months ended September 30, 2000 was $3.5 million as compared to $2.1 million for the same period in 1999.

Loans

The principal investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama. The average balance of loans increased $4.3 million from $150.1 million in the first nine months of 1999 to $154.4 million in the first nine months of 2000.

Changes in the loan portfolio are a result of management's prior strategy and current changes in its primary lending area economy. The company had been expanding and diversifying its loan portfolio into higher yielding commercial mortgage loans, commercial business loans, and consumer loans. These types of loans are inherently riskier than residential mortgage loans and as a result, the Company has experienced a significantly larger provision for loan losses in the third quarter and nine months ended September 30, 2000, as described below under "Non performing Assets" and "Provision for Loan Losses". In addition, the demand for residential mortgage loans has decreased due to rising mortgage interest rates over the prior year and the lack of growth in the population and economy in the Company's primary lending area. These factors, along with write offs and increased allowance for possible loan losses, have resulted in management's curtailment of commercial business loans and consumer loans, and an overall reduction in loans receivable of 5.6% or $8.8 million since December 31, 1999. A comparison of the Bank's loan portfolio analysis at December 31, 1999 and September 30, 2000 follows:

                                             December 31, 1999   September 30, 2000
                                            -------------------  ------------------
                                             Amount    Percent    Amount    Percent
                                            ---------  --------  ---------  --------
                                                          (in thousands)
          Mortgage loans:
           Residential                       $ 64,057     41.1 %  $ 62,929     42.8 %
           Commercial                          34,259     22.0      32,874     22.3
                                             --------    -----    --------    -----
                Total mortgage loans           98,316     63.1      95,803     65.1

          Commercial business loans            36,332     23.3      31,869     21.7

          Consumer loans                       23,317     15.0      22,234     15.1
                                             --------    -----    --------    -----

          Total Loans                         157,965    101.4     149,906    101.9
          Less:
           Undisbursed loans                      675       .4       1,292       .8
          Unamortized loan fees                    72       .1          44       .1
           Allowance for possible losses         1400       .9        1507      1.0
                                             --------    -----    --------    -----
          Net loans receivable               $155,818    100.0 %  $147,063    100.0 %
                                             ========    =====    ========    =====

At September 30, 2000, the Company had no significant commitments to originate fixed-rate loans. At September 30, 2000, the Company had commitments to originate variable rate loans, including unused commercial business lines of credit, and standby letters of credit as follows (in thousands):

     Commitments to extend credit     $ 1,342
     Unused lines of credit           $10,780
     Standby letters of credit        $    10

Non performing Assets

As previously discussed, the Company's efforts in diversifying its portfolio with increases in higher yielding commercial business and consumer loans has resulted in larger write offs and provision for loan losses. This is also the primary factor in the increase in non performing assets, at September 30, 2000. The increases in non performing assets are attributed to the current economy in the primary lending area.

Non performing assets of $5.8 million as of September 30, 2000, increased from $3.2 million at December 31, 1999. Non performing assets at September 30, 2000, include $1.4 million of real estate owned and other foreclosed assets, and $4.4 million of loans on nonaccrual or 90 days delinquent. Non performing loans include $2.9 million of commercial business and real estate loans, $100,000 of consumer loans, and $1.4 million of residential mortgages. Loans classified as nonaccrual increased $541,000 in the first nine months of 2000. The increase in loans accounted for as nonaccrual was primarily commercial business loans. Loans accruing that are contractually past due 90 days or more increased from $1.6 million at December 31, 1999 to $3.2 million at September 30, 2000. The increase in loans past due 90 days and still accruing is primarily construction and land development loans, of which $800,000 was subsequently brought current by the borrower.

The following table sets forth non performing assets as of December 31, 1999 and September 30, 2000 (dollars in thousands).

                                                                  December 31,       September 30,
                                                                      1999                2000
                                                                ----------------   -----------------
              Loans accounted for on
                    a nonaccrual basis                                    $ 683             $ 1,224

              Accruing loans which are contractually
                   past due 90 days or more                               1,567               3,180

                                                                ----------------   -----------------
              Total of nonaccrual and
                   90 days past due loans                               $ 2,250             $ 4,404

              Foreclosed real estate and other assets                       918               1,358

                                                                ----------------   -----------------

              Total  non performing assets                              $ 3,168             $ 5,762
                                                                ================   =================

The increase of $ 440,000 in foreclosed real estate and other assets for the first nine months of 2000 is primarily due to three separate foreclosed single family residences totaling $478,000.

Included in non performing assets are $1.6 million of impaired loans at September 30, 2000. The average investment in impaired loans for the nine months ended September 30, 2000 is approximately $1.0 million, exclusive of write offs or writedowns to fair value.

Deposits, FHLB advances and other notes payable

Deposit balances increased $2.6 million from $126.9 million at December 31, 1999 to $129.5 million at September 30, 2000. The increase was primarily in certificates of deposits. As a result of an increase in deposits and rising interest rates, interest paid on deposits increased $426,000 from $3.9 million in the first nine months of 1999 to $4.4 million in the first nine months of 2000, and the interest rate paid on the average balance of deposits increased from 4.37% in the first nine months of 1999 to 4.76% in the first nine months of 2000. Interest paid on FHLB advances and other notes payable increased $232,000 from $1.3 million in the first nine months of 1999 to $1.6 million in the first nine months of 2000, while the effective rate paid on the average outstanding balance of FHLB advances and other notes payable increased from 5.65% in the first nine months of 1999 to 6.02% in the first nine months of 2000.

At September 30, 2000, certificates of deposit amounted to $92.1 million, or 71.1%, of the Company's total deposits, including $74.5 million that were scheduled to mature by September 30, 2001. Management of the Company believes it has adequate resources to fund all loan commitments with savings deposits and FHLB of Atlanta advances. In addition, it can adjust the offering rates of certificates of deposits to retain deposits in changing interest rate environments.

The Company decreased its borrowings from the FHLB in the nine months ended September 30, 2000 by $5.1 million, from $33.7 million at December 31, 1999 to $28.6 million at September 30, 2000. At September 30, 2000, the Company had unused credit availability with the FHLB of up to $11.4 million limited by the availability of qualifying first mortgage loans for collateral.

Stockholders' equity

At September 30, 2000 aggregate stockholders' equity decreased $1.8 million to $12.2 million from $14.0 million at December 31, 1999. The reduction in stockholder's equity is primarily attributable to the $904,000 loss incurred in the first nine months of 2000 due to the provision for loan losses related to the write-offs of approximately $925,000 in the second quarter of 2000 for possible fraudulent loans to a commercial customer of the Bank as well as loans to several persons affiliated with the customer and the write-off of approximately $1.7 million incurred for known and estimated losses on non performing and impaired loans, primarily in commercial and consumer loans in the third quarter of 2000.

Also contributing to the decrease in stockholder's equity during the first nine months of 2000 is the Company's acquisition of 54,360 shares at a cost of $640,000 or at an average price of $11.77 per share under the Company's Stock Repurchase Program.

The Bank is required to maintain specific amounts of capital pursuant to FDIC requirements and the Company is required to maintain specific amounts of capital pursuant to the regulations of the Federal Reserve Board. As summarized below, Bancshares and the Bank are in compliance with all such requirements at September 30, 2000:

                                                                                                     Percentage of

                                                                                                     adjusted total

                                                                                      Amount             assets

               First Southern Bancshares, Inc:                                        (Dollars in thousands)
               Primary capital ratios:
               GAAP capital                                                            $ 12,212
               Adjustments:
               Mortgage servicing rights                                                     (4)
               Net unrealized loss on securities available for sale                          82
                                                                                  --------------
               Tier 1 capital                                                            12,290             7.04%
               Minimum Tier 1 (leverage) requirement                                      6,986             4.00%
                                                                                  --------------      ------------
               Excess                                                                   $ 5,304             3.04%
                                                                                  ==============      ============

               Risk-based capital ratios:
               Core (Tier 1) Capital                                                     12,290             8.88%
               Minimum core capital                                                       5,536             4.00%
                                                                                  --------------      ------------
               Excess                                                                   $ 6,754             4.88%
                                                                                  ==============      ============
               Risk-based capital                                                      $ 13,797             9.97%
               Minimum risk-based capital requirement                                    11,074             8.00%
                                                                                  --------------      ------------
               Excess                                                                   $ 2,723             1.97%
                                                                                  ==============      ============

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

                                                                                                      Percentage of

                                                                                                      adjusted total

                                                                                        Amount             assets

               First Southern Bank:                                                       (Dollars in thousands)
               Total capital (to risk-weighted assets)                             $     14,320            10.35%
               To be well capitalized under the FDICIA
                 prompt corrective action provisions                                     13,832            10.00%
                                                                                  --------------      ------------
               Excess                                                              $        488             0.35%
                                                                                  ==============      ============

               Tier 1 capital (to risk-weighted assets)                            $     12,813             9.26%
               To be well capitalized under the FDICIA
                 prompt corrective action provisions                                      8,299             6.00%
                                                                                  --------------      ------------
               Excess                                                              $      4,514             3.26%
                                                                                  ==============      ============
               Tier 1 capital (to average assets)                                  $     12,813             7.34%
               To be well capitalized under the FDICIA
                 prompt corrective action provisions                                      8,730             5.00%
                                                                                  --------------      ------------
               Excess                                                              $      4,083             2.34%
                                                                                  ==============      ============

Liquidity

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities and borrowings from the FHLB and local financial institutions. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. As an Alabama state-chartered bank that is not a member of the Federal Reserve System, the Bank is required by the Alabama State Banking Board to maintain at all times a reserve (comprised of cash on hand) based upon average daily deposits of the Bank. At September 30, 2000, the Bank's qualifying reserves of $1.8 million significantly exceeded the required reserve of $251,000.

Additionally, Bancshares requires cash for various operating needs including dividends to shareholders and the general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the Bank. At September 30, 2000, the Bank could have paid additional dividends for Bancshares of $488,000 while continuing to meet the capital requirements for well capitalized banks. Bancshares does not anticipate any liquidity requirements in the near future that it will not be able to meet.


                    COMPARISON OF OPERATING RESULTS FOR THE
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

General

Consolidated net income for the quarter ended September 30, 2000, decreased from $325,000 in the comparable quarter in 1999 to a net loss of $866,000. Basic earnings (loss) per share for the third quarter of 2000 was $(.69) as compared to $0.20 for the comparable period in 1999, and diluted earnings (loss) per share for the third quarter of 2000 was $(.69) as compared to $0.20 for the comparable period in 1999. The loss in the third quarter of 2000 is attributable to an increase in the provision for loan losses due to write-offs of approximately $1.7 million incurred for known and estimated losses on non performing and impaired loans.

Net Interest Income

The third quarter net interest income (loss) after provision for loan losses was $(314,000), or $2.0 million less than the $1.7 million reported for the comparable quarter of 1999, as a result of the increase in the provision for loan losses as discussed above.


Interest Income

Interest income for the third quarter of 2000 was $3.6 million compared with $3.5 million for the third quarter of 1999, representing an increase of $ 99,000 or 2.9%. The increase was primarily attributable to an increase in the average yield on interest-earning assets from 8.51% for the third quarter of 1999 to 8.83% for 2000, as a result of higher market interest rates. The yield on the average balance of loans increased from 8.72% in the third quarter of 1999 to 8.95% in the third quarter of 2000. The annual yield is expected to continue to increase in 2000 as the effect of such rate increases impacts commercial loans related to the prime interest rate and adjustable rate mortgage loans.

Interest on loans receivable increased $160,000 to $3.4 million during the third quarter of 2000 as compared to $3.2 million in the third quarter of 1999. The increase was primarily attributable to an increase in average net loans of $3.4 million in the third quarter of 2000 ($148.0 million) from the comparable period in 1999 ($151.4 million). Additionally, the average yield on total loans increased as previously mentioned.

Interest on mortgage-related securities decreased slightly from $61,000 during the third quarter of 1999 to $58,000 in 2000 as a result of the average balance of mortgage-related securities decreasing by $186,000 during the third quarter of 2000 ($3.4 million) as compared to the third quarter of 1999 ($3.6 million). The average yields from such securities decreased from 6.81% in the third quarter of 1999 to 6.75% in the third quarter of 2000.

Income from the investment securities portfolio decreased by $16,000 from $87,000 during the third quarter of 1999 to $71,000 in the third quarter of 2000 as the result of the average balance of investment securities decreasing by $1.1 million during the third quarter of 2000 ($4.4 million) as compared to the third quarter of 1999 ($5.5 million). The effect of this decrease in the average balance was partially offset by an increase in the average yield on investment securities from 6.37% in the third quarter of 1999 to 6.45% in the third quarter of 2000.

Other interest income is comprised of earnings on the overnight account and time deposits at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. The $42,000 decrease in other interest income in 2000 to $55,000 when compared to the third quarter of 1999 other interest income of $97,000 is due primarily to the decreased interest earnings on the FHLB overnight account and on money market funds due to a decrease in average invested balances from $4.3 million in the third quarter of 1999 to $550,000 in the third quarter of 2000. FHLB dividends were $30,000 during the third quarter of 1999 as compared to $36,000 in the third quarter of 2000 due to increase in average FHLB stock from $1.6 million at September 30, 1999 to $1.9 million at September 30, 2000.

Interest Expense

Interest expense in the third quarter of 2000 was $2.0 million compared with $1.7 million the third quarter of 1999, representing an increase of $283,000 or 16.3%.

Interest on deposits the third quarter of 2000 was $1.5 million compared with $1.3 million the third quarter of 1999, representing an increase of $247,000 or 19.2%. The increase is due to a $3.3 million increase in average deposits in the third quarter of 2000 ($121.6 million) as compared to the third quarter of 1999 ($118.3 million). Also contributing to the increase in interest expense, is the increase in the average interest cost on deposits from 4.35% in third quarter of 1999 to 5.05% in the third quarter of 2000 as higher interest rates were offered on certificates of deposits due primarily to the increase in market rates for certificates of deposits.

Other interest expense primarily relates to FHLB of Atlanta borrowings and increased by $36,000 to $482,000 in the third quarter of 2000 when compared to the third quarter of 1999 total of $446,000 due to an increase in the average interest cost on borrowings from 5.70% in the third quarter of 1999 to 6.01% in the third quarter of 2000. The increase was also caused by an increase in average other borrowings of $2.1 million in the third quarter of 2000 from the third quarter of 1999. These additional borrowings were primarily used to fund the Company's Stock Repurchase Plan.

Provision for Loan Losses

The provision for loan losses was $1.9 million for the third quarter of 2000 as compared to $49,000 for the comparable period in 1999. The increase in the provision was due to loan charge offs of approximately $1.7 million incurred for known and estimated losses on non performing and impaired loans, primarily in commercial and consumer loans. These provisions were made based on management's analysis of the various factors that effect the loan portfolio and management's desire to maintain the allowance at a level considered adequate to provide for losses. See " Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 2000 - Provision for Loan Losses" for further discussion.

Non-interest Income

Non interest income for the third quarter increased from $156,000 in 1999 to $186,000 in 2000 due primarily to a decrease in losses on real estate owned of $75,000 to $6,000 in the third quarter of 2000 from $81,000 in third quarter of 1999.

Non-interest Expense.

The third quarter non interest expenses for 1999 and 2000 were constant at $1.3 million.


Income Taxes

Income taxes decreased by $783,000 in 2000, as a result of the decrease in income before income taxes. Income tax benefits in the third quarter of 2000 was $572,000 as compared to an expense of $211,000 in 1999, or approximately 40% of income before income taxes representing expected federal and state tax rates.



                    COMPARISON OF OPERATING RESULTS FOR THE
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

General

Consolidated net income (loss) for the nine months ended September 30, 2000, decreased $1.9 million to ($904,000) from $972,000 for the comparable nine months in 1999. Basic earnings (loss) per share for the nine months ended September 30, 2000, was $(.72) as compared to $0.59 for the comparable period in 1999, and diluted earnings (loss) per share for the nine months ended September 30, 2000 was $(.71) as compared to $0.59 for the comparable period in 1999. The loss for the nine months ended September 30, 2000 is primarily attributable to to the $925,000 charge-off of fraudulent loans in the second quarter and the charge-offs of commercial business and consumer loans in the third quarter of 2000.

Net Interest Income

For the nine months ended September 30, 2000, net interest income after provision for loan losses was $1.7 million, or 64% less than the $4.7 million reported for the comparable period in 1999, as a result of the increase in the provision for loan losses.

Interest Income

Interest income for the nine months ended September 30, 2000 was $10.8 million compared with $10.4 million for the nine months ended September 30, 1999, representing an increase of $395,000 or 3.8%. The increase was primarily attributable to the yeild on average interest earning assets increasing from 8.40% in the nine months ended September 30, 1999 to 8.72% in the nine months ended September 30, 2000 as a result of rising market interest rates. The yield on the average balance of loans increased from 8.62% in the nine months ended September 30, 1999 to 8.83% in the nine months ended September 30, 2000. The annual yield is expected to continue to increase in 2000 as the effect of such rate increases impacts commercial loans related to the prime interest rate and adjustable rate mortgage loans.

Interest on loans receivable increased $516,000 to $10.2 million during the nine months ended September 30, 2000 as compared to $9.7 million in the nine months ended September 30, 1999. The increase was primarily attributable to an increase in average net loans of $4.3 million in the nine months ended September 30, 2000 ($154.4 million) from the comparable period in 1999 ($150.1 million). Additionally, the average yield on total loans increased as previously mentioned.

Interest on mortgage-related securities increased by $66,000 from $110,000 during the nine months ended September 30, 1999 to $176,000 for the comparable period of 2000 as a result of the average balance of such securities increasing from $2.1 million in the nine months ended September 30, 1999 to $3.5 million in the nine months ended September 30, 2000.

Income from the investment securities portfolio increased by $29,000 from $184,000 during the nine months ended September 30, 1999 to $213,000 in the nine months ended September 30, 2000 as the result of the average balance of investment securities increasing $700,000 from $3.7 million during the nine months ended September 30, 1999 to $4.4 million for the nine months ended September 30, 2000.

Other interest income is comprised of earnings on the overnight account and time deposits at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. The $216,000 decrease in other interest income in 2000 to $165,000 when compared to the nine months ended September 30, 1999 other interest income of $381,000 is due primarily to the decreased average invested balance on the FHLB overnight and on money market funds from $7.2 million at September 30, 1999 to $762,000 for the nine months ended September 30, 2000. FHLB dividends were $96,000 during the nine months ended September 30, 1999 as compared to $104,000 in the nine months ended September 30, 2000 due to increase in average FHLB stock from $1.7 million at September 30, 1999 to $1.8 million at September 30, 2000.


Interest Expense

Interest expense in the nine months ended September 30, 2000 was $5.9 million compared with $5.3 million in the nine months ended September 30, 1999, representing an increase of $658,000 or 12.5%.

Interest on deposits in the nine months ended September 30, 2000 was $4.4 million compared with $3.9 million in the nine months ended September 30, 1999, representing an increase of $426,000 or 10.8%. The increase is due to a $2.1 million increase in average deposits in the nine months ended September 30, 2000 ($122.3 million) as compared to the nine months ended September 30, 1999 ($120.2 million). The nine months ended September 30, 2000 average interest cost on deposits increased to 4.76% as compared to 4.37% in the nine months ended September 30, 1999 as higher interest rates were offered on certificates of deposits due primarily to the increase in market interest rates offered on certificates of deposits.

Other interest expense primarily relates to FHLB of Atlanta borrowings and borrowings from other banks. Other interest expense increased by $232,000 to $1.6 million in the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999 total of $1.3 million due to an increase in average borrowings of $3.1 million during the nine months ended September 30, 2000 of $34.5 million from the nine months ended September 30, 1999 average levels of $31.4 million. The increase was also caused by an increased interest costs on borrowed funds from 5.65% in the nine months ended September 30, 1999 to 6.02% in the nine months ended September 30, 2000 as a consequence of the adjustable rate nature of the majority of the FHLB of Atlanta borrowings and higher market interest rates.

Provision for Loan Losses

The provision for loan losses is the cost of providing an allowance for anticipated future losses on loans. The amount depends upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors. The loan portfolio has changed as of the result of management's continued effort to expand and diversify into commercial mortgage loans, commercial business loans, and consumer loans. These types of loans are inherently riskier than residential mortgage loans and the Company has experienced significantly larger write-offs and provision for loan losses in the quarter and nine months ended September 30, 2000 than in prior periods.

An analysis of the allowance for loan losses for the nine months ended September 30, 1999 and 2000 follows (in thousands):

                                                   Allowance for Loan Losses
                                                   -------------------------
                                                       Nine months ended
                                                         September 30,
                                                    1999               2000
                                                   -------            ------
           Activity:

              Balance - beginning of period         $1,441            $1,400
           Add:
                 Provision for loan losses             392             3,152
                Recoveries                             118                71
           Less:
                Charge - offs                          651             3,116
                                                   -------            ------
              Balance - end of period               $1,300            $1,507
                                                   =======            ======
           Allocation:

                General                             $1,081            $1,093
                Impaired                                 -               357
                Unallocated                            219                57
                                                   -------            ------
                                                    $1,300            $1,507
                                                   =======            ======

The provision for loan losses was $3.2 million for the nine months ended September 30, 2000 as compared to $392,000 for the comparable period in 1999. The increase in the provision was due to loan charge offs of approximately $925,000 incurred in the second quarter of 2000 for possible fraudulent loans to a commercial customer of the Bank as well as loans to several persons affiliated with the customer. The Bank is coordinating with the regulatory authorities regarding these transactions and the ongoing investigation. The potential for recovery is unknown and cannot be estimated.

The increase in the provision for loan losses is also due to loan charge offs in the third quarter of approximately $1.7 million incurred for known and estimated losses on non performing and impaired loans, primarily in commercial and
consumer loans.   At September 30, 2000, the allowance for loan losses was $1.5 million and represented 1.03% of total net loans and 34.2% of non performing loans.

The economic outlook for the Bank's primary lending area is guardedly optimistic as the local economy is assisted by the improvement in the national economy. However, there is very little growth in the Bank's primary lending area and there is aggressive competition for existing loan and deposit customers. A slowdown in the national economy could further impact asset growth and have a negative impact on real estate lending as well as the level of net charge-offs and delinquencies. Since such a slowdown in the economy could have an adverse effect on property values and for commercial development projects, cause an increase in vacancy rates, the possibilities exist for write-downs, charge-offs and transfer of currently performing loans to a nonaccrual status in the real estate and commercial loan categories.

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

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. At September 30, 2000, the allowance for loan losses was $1.5 million and represented 1.03% of total net loans and 34.2% of non performing loans.

In the opinion of management at September 30, 2000, the allowance for loan losses was adequate at that date. There can be no assurance that the Company will not be required to increase the allowance in the future.

Non-interest Income.

Non interest income for the nine months ended September 30, 2000 of $555,000 decreased from $621,000 for the comparable period in 1999. The decrease in non-interest income was primarily attributable to a decrease of $96,000 on proceeds from the sale of loans in the first nine months of 2000.

Non-interest Expense.

Non-interest expenses were steady at $3.8 million for the nine months ended September 30, 2000 as compared to $3.7 million for the comparable period of 1999.

Income Taxes

Income taxes decreased by $1.2 million in 2000, as a result of the decrease in income before income taxes. Income tax benefit in the nine months ended September 30, 2000 was $599,000 as compared to an expense of $631,000 in the nine months ended September 30, 1999, or approximately 40% of income before income taxes representing expected federal and state tax rates.

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


(b)  Report on Form 8-K

On July 18, 2000, the Company filed a Form 8-K to report that on July 14, 2000, Gary A. Gamble submitted his resignation from the Board of Directors of First Southern Bancshares, Inc. and the Board of Directors of the Company's wholly owned subsidiary, First Southern Bank, effective July 13, 2000. Also reported was that the Company and the Bank each intended to reduce the size of the respective Board of Directors to eliminate the vacancy created by his resignation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FIRST SOUTHERN BANCSHARES, INC.



Date      November 13, 2000              /s/ Charles L. Frederick, Jr.
      ---------------------              -------------------------------------

                                         Mr. Charles L. Frederick, Jr.
                                         President and Chief Executive Officer



Date      November 13, 2000              /s/ Ms. Glenda Young
      ---------------------              -------------------------------------

                                         Ms. Glenda Young
                                         Senior Vice President and Chief