Form 10KSB
period 2000-12-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 2001-04-02
CIK 934302

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-25478

                        FIRST SOUTHERN BANCSHARES, INC.
- -------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

                  Delaware                               63-1133624
- ---------------------------------------------       ----------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
                or organization)                     Identification No.

102 South Court Street, Florence, Alabama                  35630
- -----------------------------------------              ----------------
  (Address of principal executive offices)               (Zip Code)

       Issuer's telephone number                        (256) 764-7131

Securities registered under Section 12(b) of the
Exchange Act:                                                None

Securities registered under Section 12(g) of the    Common Stock, par value
                                                    -----------------------
Exchange Act:                                       $0.01 per share
                                                    ---------------
                                                    (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES X
                                                                          ---
NO__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ____

The issuer's revenues for the fiscal year ended December 31, 2000 were $14,805,000.

The aggregate market value of the outstanding voting stock held by nonaffiliates of the Registrant, based on the average of the bid and ask prices of the registrant's Common Stock as quoted on The Nasdaq National Market under the symbol "FSTH" on March 23, 2001, was $7,005,048 (875,631 shares at $8.00 per share). It is assumed for purposes of this calculation that the issuer's executive officers, directors and 5% stockholders are affiliates.

As of March 23, 2001, the issuer has 1,259,011 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 2000 ("Annual Report). (Parts I and II)
2. Portions of Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement"). (Parts III and IV)

Transitional Small Business Disclosure Format        Yes      No  X
                                                        ___      ---

     This report contains certain "forward-looking statements" concerning the future operations of First Southern Bancshares, Inc. and its wholly-owned subsidiary, First Southern Bank. Forward-looking statements are used to describe future plans and strategies, including expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which First Southern Bancshares, Inc. and First Southern Bank operate, as well as nationwide, First Southern Bancshares, Inc.'s and First Southern Bank's abilities to control costs and expenses, competitive products and pricing, loan delinquency rates, loan loss provision levels, and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

                                    PART I

Item 1.  Description of Business
- --------------------------------

General

     First Southern Bancshares, Inc. ("Company"), a Delaware corporation, was organized on November 22, 1994 for the purpose of becoming the holding company for First Federal Savings and Loan Association of Florence ("Association") upon the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock savings and loan association ("Stock Conversion") and then to an Alabama chartered commercial bank ("Bank Conversion"). The Stock Conversion was consummated on April 13, 1995 through the issuance and sale by the Company of 2,049,875 shares of common stock, $0.01 par value, at $10.00 per share to depositors of the Association and the Association's employee stock ownership plan. The Bank Conversion was consummated on June 10, 1995, with the Association changing its name to "First Southern Bank" ("Bank"). At December 31, 2000, the Company had total assets of $167.4 million, total deposits of $131.2 million and stockholders' equity of $9.2 million. The Company has not engaged in any significant activity other than holding all of the outstanding capital stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

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

Recent Adverse Developments

     The Company's financial condition and results of operations deteriorated substantially during fiscal 2000 primarily as a result of significant loan charge-offs and significant increases to the provision for loan losses primarily associated with the Bank's commercial and consumer loan portfolios. The Company reported a consolidated let loss for fiscal 2000 of $3.9 million. At December 31, 2000, total non-performing assets amounted to $4.7 million or 2.85% of total assets.

     As previously reported, in June 2000 the Company recorded losses of approximately $925,000 related to apparent fraudulent loans involving a former loan officer and commercial loan customers. Management is working with the Bank's regulators in conducting an investigation regarding the potential fraudulent activity. The Bank has fidelity bond insurance which may cover a part or all of the related losses. The amount of recovery, if any, is unestimatable, and therefore, no such recovery is reflected in the accompanying financial information.

     The Company also charged-off $1.9 million for known and estimated losses on nonperforming loans, primarily in commercial and consumer loans in the third quarter of 2000. As a result of loan charge-offs and deterioration in the Bank's commercial loan portfolio, the Bank incurred a $5.1 million provision for loan losses for the fourth quarter of fiscal 2000. This increase in provision expense resulted in a consolidated net loss for the fourth quarter of fiscal 2000 of $3.0 million. The provision for loan losses was $8.2 million for the year ended December 31, 2000.

     As a result of the losses incurred in fiscal 2000 the Company's and the Bank's capital has deteriorated significantly. At December 31, 2000, according to the Bank's calculations, the Bank was categorized as "adequately capitalized" under applicable regulatory capital standards. However, the regulators have required the Bank to prepare a capital plan to raise the Bank's capital to a level satisfactory to the regulators. Given the potential that the Company may incur additional significant losses in future periods, capital levels may further deteriorate. In an effort to conserve capital, the Company has discontinued all cash dividend payments for the foreseeable future and regulators have prohibited the Bank from paying any dividends to the Company.

     Given the Company's deteriorated financial condition and the potential that further deterioration in the Bank's loan portfolio may lead to additional material losses or the need to substantially increase the allowance for loan losses in future periods, it is likely that regulators will require the Company and/or the Bank to take remedial action that may materially restrict the Company's and the Bank's operations in future periods.

     For additional information, see "Lending Activities -- Nonperforming Assets and Delinquencies," "Lending Activities -- Schedule of Non-performing Assets," Lending Activities -- Real Estate Owned," "Lending Activities -- Allowance for Loan Losses," Regulation -- Prompt Corrective Action" and "Regulation -- Capital Requirements."

     On January 12, 2001, Charles L. Frederick, Jr. submitted his resignation as Chairman, President, Chief Executive Officer and a Director of both the Company and the Bank, effective January 31, 2001. J. Acker Rogers, Chairman of the Board, served as Acting President and Acting Chief Executive Officer of the Company and the Bank until Robert C. Redd was elected President and Chief Executive Officer of the Company and the Bank effective March 5, 2001. He was also appointed the Boards of Directors of the Company and the Bank.

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

Selected Financial Condition, Operating and Other Data and Key Operating Ratios

     This information is incorporated by reference to the sections named "Selected Consolidated Financial Condition, Operating, and Other Data" and "Key Operating Ratios" of the Annual Report.

Average Balance Sheets

     This information is incorporated by reference to the section of the Annual Report captioned "Weighted Average Yields Earned and Rates Paid".

Rate/Volume Analysis

     This information is incorporated by reference to the section of the Annual Report captioned "Effects of Changing Rates and Volume on Net Interest Income".

Interest Rate Sensitivity Analysis

     This information is incorporated by reference to the section of the Annual Report captioned "Interest Rate Sensitivity" of the Annual Report.

Lending Activities

     General. The Bank's primary lending activity is the origination of mortgage loans for the purchase and re-finance of one- to four-family owner-occupied residences. The Bank also actively originates commercial loans, construction loans, consumer loans, and multi-family residential real estate loans, principally in the Bank's primary market area, as part of its commercial banking strategy. These other types of lending are generally considered to involve greater credit risks than one- to four-family mortgage lending. See " -- Multi-Family Loans," "-- Commercial Real Estate Loans" and "-- Commercial Business Loans."

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio as of the dates indicated.


                                                                          At December 31,
                                             ---------------------------------------------------------------------------
                                                      1998                      1999                     2000
                                             ------------------------ ------------------------- ------------------------
                                              Amount       Percent      Amount       Percent      Amount      Percent
                                             ----------- ------------ ------------ ------------ ------------ -----------
                                                                      (Dollars in thousands)

Mortgage loans:
   One- to four-family residential(1)....      $ 53,019        34.60%    $ 49,808        31.97%    $ 48,585       34.78%
   Multi-family residential..............         6,473         4.22        4,132         2.65        4,359        3.12
   Commercial............................        33,516        21.87       29,792        19.12       30,487       21.82
                                             ----------     --------    ---------    ---------     --------     -------
      Total non-construction
         mortgage loans..................        93,008        60.69       83,732        53.74       83,431       59.72
                                             ----------     --------    ---------    ---------     --------     -------

Construction loans:
   One- to four-family residential.......        10,032         6.55        9,862         6.33       10,081        7.22
   Multi-family residential..............            --           --          255         0.16          684        0.49
   Commercial............................         2,050         1.34        4,467         2.87        1,813        1.30
                                             ----------   ----------    ---------    ---------     --------     -------
      Total construction loans...........        12,082         7.88       14,584         9.36       12,578        9.01
                                             ----------   ----------    ---------    ---------     --------     -------

Total mortgage loans.....................       105,090        68.57       98,316        63.10       96,009       68.73
                                             ----------   ----------    ---------    ---------     --------     -------

Commercial business loans................        29,010        18.93       36,332        23.32       28,715       20.55
                                             ----------   ----------    ---------    ---------     --------     -------

Consumer loans:
   Home equity and second
      mortgage loans.....................        10,140         6.62       11,757         7.55       10,781        7.72
   Automobile loans......................         3,953         2.58        4,019         2.58        3,339        2.39
   Savings loans.........................           886         0.58        1,005         0.64        1,416        1.01
   Other.................................         6,787         4.43        6,536         4.19        5,859        4.19
                                             ----------   ----------     --------     --------     --------     -------
      Total consumer loans...............        21,766        14.20       23,317        14.96       21,395       15.31
                                             ----------   ----------     --------     --------     --------     -------

Total loans..............................       155,866       101.71      157,965       101.38      146,119      104.59
                                             ----------   ----------     --------     --------     --------     -------
Less:
   Undisbursed loans in process..........         1,103         0.72          675         0.43        1,304        0.93
   Unamortized loan origination
      fees, net of direct costs..........            69         0.05           72         0.05           49        0.04
   Allowance for possible
      loan losses........................         1,441         0.94        1,400         0.90        5,059        3.62
                                             ----------    ---------    ---------     --------     --------     -------
      Net loans receivable...............      $153,253       100.00%    $155,818       100.00%    $139,707      100.00%
                                             ==========    =========    =========     ========     ========     =======

(1)  Includes loans held for sale.

         One- to Four-Family Residential Loans. The Bank currently originates both fixed-rate mortgage loans and adjustable rate mortgage ("ARM") loans secured by single-family properties with terms of 15 to 30 years, with an emphasis on ARM loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The Bank currently offers ARM loans with initial rates determined by the Bank based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The Bank originates ARM loans that adjust annually with a maximum upward adjustment of 2% per year and a 6% maximum adjustment over the life of the loan. Many of the ARM loans have interest rate adjustment floors that do not permit the rate to be adjusted below a certain rate. ARM loans are tied either to the one-year U.S. Treasury Bill Index or the Cost of Funds Index. At December 31, 2000, the initial interest rate on the Bank's ARM loans was 7.50% per annum. The Bank does not originate negative amortization loans. The Bank originated $24.6 million of one- to four-family ARM loans for the year ended December 31, 2000.

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

     The Bank also originates conventional fixed-rate mortgage loans on one-to four-family residential properties and is a direct endorsed lender for Federal Home Administration ("FHA") and Veterans Administration ("VA") loans. Substantially all FHA and VA loans were originated for sale. See "-- Loan Originations, Sales and Purchases."

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

     Multi-Family Loans. Multi-family loans are composed primarily of loans secured by income producing properties such as apartments with five to 50 units. Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever, is less, and are generally originated for ten- to 25-year terms.

     Multi-family lending is generally viewed as exposing the lender to a greater risk of loss than one- to four-family residential lending. Such loans typically involve higher loan principal amounts and loan repayment is largely dependent on sufficient income generated by the project to cover operating expenses and loan repayments. Market values may vary as a result of economic events or governmental regulations outside of the control of the borrower or lender, such as rent control laws, which impact the future cash flows of the affected properties. Corresponding to the greater lending risk is a generally higher interest rate applicable to multi-family lending. The Bank generally requires that the security property generate positive cash flow after debt service and other expenses. The Bank's underwriting criteria includes an evaluation of the borrower's reputation, the amount of borrower's equity in the project, sales and leasing information, and cash flow projections. At December 31, 2000, the Bank had no nonperforming (i.e., loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) multi-family residential loans.

     At December 31, 2000, the three largest multi-family loans were $1.3 million loan secured by an apartment building in Muscle Shoals, Alabama, $1.0 million loan secured by an apartment building in Tampa, Florida, and a $639,000 loan secured by an apartment building in Florence, Alabama. All three loans were current at December 31, 2000.

     Construction Loans. The Bank originates residential construction mortgage loans to residential owner-occupants (custom construction loans) and to local contractors building residential properties for resale, as well as construction loans for multi-family residential properties and land development on properties located within its primary market area. Construction loans to owner-occupants generally have a term of six months and then are converted to permanent loans. The construction loans to builders generally are made with a six-month term. The Bank's construction loans bear interest rates which adjust with the U.S. Treasury Index.

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

     At December 31, 2000, the Bank had two construction loans with committed balances of more than $1.0 million, all of which were current at that date. The first is a 50% participation interest in a $2.8 million loan commitment secured by an apartment building in Tuscumbia, Alabama. The Bank's interest amounts to $1.4 million.

At December 31, 2000, there was $1.4 million outstanding under the commitment, in which the Bank had a 50% interest. The second is a $1.0 million loan secured by a residential sub-division development located in Tuscumbia, Alabama, with an outstanding balance of $851,000 at December 31, 2000 that has been classified as special mention.

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

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 2000, $218,000, or 1.02%, of the Bank's consumer loan portfolio was accounted for on a nonaccrual basis or was contractually past due 90 days or more.

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

     At December 31, 2000, the three largest commercial real estate loans were a $1.9 million loan secured by country club and golf course located in Muscle Shoals, Alabama (that is current), a $1.6 million loan secured by five furniture stores in north Alabama (that was 40 days past due at December 31, 2000), and a $877,000 loan secured by commercial land in Tuscumbia, Alabama (that has been classified as doubtful).

     At December 31, 2000, nonperforming (i.e., loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) commercial real estate loans totaled $914,000. See " -- Nonperforming Assets and Delinquencies."

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

     At December 31, 2000, the three largest commercial business loans had outstanding balances of $2.0 million, $1.5 million and $1.1 million and were collateralized by non-real estate business assets. At December 31, 2000, all three loans were performing in accordance with their terms; the $1.1 million loan has been classified as substandard.

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

     At December 31, 2000, nonperforming (i.e., loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more) commercial business loans aggregated $866,000.

Loan Maturity

     The following table sets forth scheduled contractual amortization of loans and mortgage-backed securities at December 31, 2000 and the dollar amount of such securities and loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year. All loans held for sale are also reported as due within one year.


                                                             At December 31, 2000
                                                                             Commercial
                                                      Mortgage    Consumer    Business      Total
                                                       Loans       Loans       Loans        Loans
                                                     ----------- ----------  ------------ -----------
                                                                     (In thousands)
Amounts due:
   Within one year(1)..............................     $29,990     $ 6,051      $17,221    $ 53,262
   After one year through three years..............      14,059       6,515        7,096      27,670
   After three years through five years............      17,930       8,158        3,325      29,413
   After five years................................      34,030         671        1,073      35,774
                                                       --------     -------      -------    --------
      Total........................................     $96,009     $21,395      $28,715    $146,119
                                                       ========     =======      =======    ========

Interest rate terms on amounts due after one year:

   Fixed...........................................     $31,716     $15,188      $ 6,340    $ 53,244
   Adjustable......................................      34,303         156        5,154      39,613


- ------------------------------
(1)  Includes loans held for sale.


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

     The Senior Credit Administrator has the authority to approve secured loan requests up to $100,000 and secured loan renewals up to $150,000. Unsecured loan requests up to $50,000 and unsecured loan renewals up to $100,000 are also presented to the Senior Credit Administrator. The officers' loan committee has the authority to approve secured loan requests between $100,000 and $300,000, unsecured loan requests between $50,000 and $150,000 and all renewals above the Senior Credit Administrator's authority to $500,000. The directors' loan committee has the authority to approve secured loan requests in excess of $300,000, unsecured loan requests in excess of $150,000 and renewals in excess of $500,000.

     Loan applicants are promptly notified of the decision of the Bank. Interest rates are subject to change if the approved loan is not closed within the time of the commitment.

     Loan Originations, Sales and Purchases. The Bank originates fixed and adjustable rate residential mortgage loans that meet or exceed the applicable underwriting requirements of the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank generally sells all FHA and VA loans on a servicing released basis. During the year ended December 31, 2000, the Bank sold $9.6 million of loans, resulting in net gains on sale of $103,000. The total of loans serviced for others as of December 31, 2000 was approximately $13.6 million.

     During the year ended December 31, 2000, the Bank's total mortgage loan originations were $49.4 million, of which 31% was subject to periodic interest rate adjustments and 69% was fixed-rate loans.

     The Bank purchases loan participation interests periodically. At December 31, 2000, the outstanding balance of purchased participation interests was approximately $3.0 million and was secured by various commercial real estate, one- to four-family residential and multi-family properties located in Alabama and Tennessee. At December 31, 2000, all of these participation interests were current.

     The following table sets forth total mortgage loans originated, purchased, sold and repaid during the years indicated.

                                                                            Year Ended December 31,
                                                                     ---------------------------------------
                                                                        1998          1999         2000
                                                                        ----          ----         ----
                                                                                 (In thousands)

Total mortgage loans at beginning of period......................       $115,124      $105,090     $ 98,316
                                                                        --------      --------     --------
Loans originated:
   Single-family residential.....................................         38,175        30,575       24,576
   Multi-family residential and commercial real estate...........         15,450        13,811       12,900
   Construction loans............................................         10,837        16,522       11,960
                                                                        --------      --------     --------
      Total loans originated.....................................         64,462        60,908       49,436
                                                                        --------      --------     --------
Loans purchased:
   Single-family residential.....................................             --            --           --
   Other.........................................................             --            --          752
                                                                        --------      --------     --------
      Total loans purchased......................................             --            --          752
                                                                        --------      --------     --------
         Total loans originated and purchased....................         64,462        60,908       50,188
                                                                        --------      --------     --------
Loans sold:
   Total whole loans sold........................................         22,608        14,855        8,927
   Other.........................................................            683         3,727          694
                                                                        --------      --------     --------
      Total loans sold...........................................         23,291        18,582        9,621

Mortgage loan principal repayments...............................         49,207        48,407       41,474
Other (increase) decrease).......................................          1,998           693        1,400
                                                                        --------      --------     --------
   Total net loan decreases......................................         74,496        67,682       52,495
                                                                        --------      --------     --------
Net loan activity................................................        (10,034)       (6,774)      (2,307)
                                                                        --------      --------     --------

Total gross mortgage loans at end of period......................       $105,090      $ 98,316     $ 96,009
                                                                        ========      ========     ========

     Loan Commitments. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from application. A fee of 1% is charged for each loan commitment. At December 31, 2000, the Bank had $1.4 million of outstanding net loan commitments and $10.2 million of unused portions on lines of credit, and $10,000 of outstanding letters of credit. See Note 16 to Notes to Consolidated Financial Statements.

     Loan Origination and Other Fees. The Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Bank varies, though the range generally is between 1 and 2 points. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $49,000 of net deferred mortgage loan fees at December 31, 2000.

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

     Non performing assets of $4.8 million at December 31, 2000 increased from $3.2 million at December 31, 1999. Non performing assets at December 31, 2000 include $1.1 million of real estate owned and other foreclosed assets, and $3.7 million of loans on nonaccrual or 90 days delinquent status. The allowance for loan losses increased from $1.4 million at December 31, 1999 to $5.1 million at December 31, 2000 and represented 3.5% of total loans and 106.2% of non performing assets.

Schedule of Non-performing Assets

 The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                                              At December 31,
                                                        ------------------------------------------------------------
                                                            1996        1997        1998        1999        2000
                                                        ----------- ----------- ----------- ----------- ------------
                                                                          (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
   Real estate:
      One- to four-family..............................     $   --      $   --      $  132      $   --       $  319
      Farmland.........................................         --          --          --          --          207
      Commercial.......................................         --         401          --          --          707
   Commercial business.................................         --         135         782         683          866
   Consumer............................................         18          25          --          --          195
                                                            ------      ------      ------      ------       ------
      Total............................................         18         561         914         683        2,294
                                                            ------      ------      ------      ------       ------

Accruing loans which were contractually
   past due 90 days or more:
   Real estate:
      One- to four-family..............................        508         216       1,553         952        1,377
      Commercial.......................................        489          --         243          59           --
      Construction.....................................        327          --         112          --           --
   Commercial business.................................         39         148         432         398           --
   Consumer............................................         60         181         105         158           23
                                                            ------      ------      ------      ------       ------
      Total............................................      1,423         545       2,445       1,567        1,400
                                                            ------      ------      ------      ------       ------

      Total of nonaccrual and 90 days
       past due loans..................................      1,441       1,106       3,359       2,250        3,694
Real estate owned and other foreclosed assets..........        198         100         710         918        1,070
                                                            ------      ------      ------      ------       ------
      Total nonperforming assets.......................     $1,639      $1,206      $4,069      $3,168       $4,764
                                                            ======      ======      ======      ======       ======

Total loans delinquent 90 days
   or more to net loans................................       0.90%       0.69%       2.19%       1.44%        2.64%
Total loans delinquent 90 days
   or more to total assets.............................       0.78%       0.60%       1.88%       1.26%        2.21%
Total nonperforming assets
   to total assets.....................................       0.89%       0.66%       2.28%       1.77%        2.85%

     At the dates indicated, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15. At December 31, 2000, the Bank had impaired loans within the meaning of SFAS No. 114 amounting to $3.4 million.

     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned (foreclosed real estate) until it is sold. When property is acquired it is recorded at fair value at the time of foreclosure, less estimated costs of disposal. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. At December 31, 2000, the Bank's real estate owned consisted of six lots of vacant land, one farm property, six single-family properties, and various other foreclosed assets.

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

         The provision for loan losses was $8.2 million for the year ended December 31, 2000 as compared to $528,000 at December 31, 1999. The increase in the provision was due to loan charge-offs on non performing and impaired loans primarily in the fourth quarter of 2000, the increase in the allowance for possible loan losses in the fourth quarter of approximately $5.1 million, and losses of approximately $925,000 incurred in the second quarter of 2000 for possible fraudulent loans to a commercial customer of the Bank as well as loans to several persons affiliated with the customer. The Bank is coordinating with the regulatory authorities regarding these transactions and the ongoing investigation. The potential for recovery is unknown and cannot be estimated.

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

                                                                Year Ended December 31,
                                              ------------------------------------------------------------
                                                    1996       1997        1998         1999       2000
                                              ------------ ------------ ---------- ----------- -----------
                                                                  (Dollars in thousands)
Allowance at beginning of period..............     $1,509      $1,659      $1,584      $1,441     $1,400
                                                   ------      ------      ------      ------     ------

Provision for loan losses.....................        270         242         605         528      8,226
                                                   ------      ------      ------      ------     ------
Recoveries:
   Residential real estate....................         20           9          --           2         --
   Commercial business........................         70          17           1         114         30
   Consumer and other.........................         --           4          31          19         68
                                                   ------      ------      ------      ------     ------
      Total recoveries........................         90          30          32         135         98
                                                   ------      ------      ------      ------     ------

Chargeoffs:
   Construction and land development..........         --          --          --          --        (76)
   Farmland...................................         --          --          --          --        (75)
   Residential real estate....................        (13)        (52)        (36)        (56)       (93)
   Commercial real estate.....................        (25)       (185)         --          (2)      (163)
   Commercial business........................       (172)        (54)       (496)       (421)    (3,498)
   Consumer and other.........................         --         (56)       (248)       (225)      (760)
                                                   ------      ------      ------      ------     ------
      Total chargeoffs........................       (210)       (347)       (780)       (704)    (4,665)
                                                   ------      ------      ------      ------     ------

      Net chargeoffs..........................       (120)       (317)       (748)       (569)    (4,567)
                                                   ------      ------      ------      ------     ------

Balance at end of period......................     $1,659      $1,584      $1,441      $1,400     $5,059
                                                   ======      ======      ======      ======     ======

Ratio of allowance to net loans
   outstanding at the end of the period.......       1.04%       0.99%       0.94%       0.90%      3.62%
Ratio of net chargeoffs to average loans
   outstanding during the period..............       0.08%       0.19%       0.46%       0.38%      3.00%

            The following table sets forth the Bank's allowance for loan losses by loan category at the dates indicated.

                                                                               At December 31,
                                         ------------------------------------------------------------------------------------------
                                             1996                1997              1998            1999               2000
                                         ------------------- ----------------- ----------------- ----------------- ---------------
                                                  As a %               As a %            As a %            As a %            As a %
                                                  of Out-             of Out-           of Out-           of Out-           of Out-
                                                 standing            standing          standing           standing         standing
                                                 Loans in            Loans in          Loans in           Loans in         Loans in
                                         Amount  Category    Amount  Category  Amount  Category  Amount  Category  Amount  Category
                                         ------  --------    ------  --------  ------  --------  ------  --------  ------  --------
                                                                               (Dollars in thousands)
Real estate mortgage loans:
   Residential......................    $  261     0.33%     $  234    0.34%  $  217    0.36%    $  270    0.50%   $  917   1.73%
   Other............................       167     0.43         210    0.46      188    0.41        222    0.50       908   2.10
Consumer and commercial business....       580     1.29         614    1.29      651    1.28        298    0.50     1,132   2.22
Impaired loans......................        --       --          --      --       --      --        200      --     1,217     --
Unallocated.........................       651       --         526      --      385      --        410      --       885     --
                                        ------               ------           ------             ------            ------
   Total allowance for loan losses..    $1,659               $1,584           $1,441             $1,400            $5,059
                                        ======               ======           ======             ======            ======


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

     The Bank is required under Alabama law to maintain at all times a reserve (composed of cash) based upon average daily deposits of the Bank. At December 31, 2000, the Bank's qualifying reserves of $1.6 million exceeded the required reserve of $264,000. The balance of the Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short-term maturities. Management intends to hold securities with short-term maturities in the Bank's investment portfolio in order to enable the Bank to provide liquidity and to match more closely the interest-rate sensitivities of its assets and liabilities.

     The Investment/Loan Committee, composed of the two outside directors, determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. Investments are made following certain considerations, which include the Bank's liquidity position and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits, anticipated loan amortization and repayments, and amortization of mortgage-backed securities). Further, the effect that the proposed investment would have on the Bank's "gap" position, credit and interest rate risk, and risk-based capital is given consideration during the evaluation. The interest rate, yield, settlement date and maturity are also reviewed.

       The following table sets forth the cost and market values of the investment securities portfolio at the dates indicated.

                                                                         At December 31,
                                 ---------------------------------------------------------------------------------------------------
                                              1998                            1999                             2000
                                 -------------------------------  -----------------------------  -----------------------------------
                                  Amortized  Market   Percent of  Amortized  Market  Percent of  Amortized    Market      Percent of
                                   Cost(1)    Value    Portfolio   Cost(1)    Value   Portfolio   Cost(1)      Value       Portfolio
                                 ----------  ------   ----------  ---------  ------  ----------  ---------    -------     ----------
                                                                       (Dollars in thousands)
Corporate Bonds...............    $   --     $   --         --%    $3,081    $2,923    66.31%      $3,063      $2,997        67.13%
U.S. government and agency
   obligations................     1,998      2,016     100.00      1,500     1,485    33.69        1,500       1,500        32.87
                                  ------     ------     ------     ------    ------   -------      ------      ------       ------
   Total......................    $1,998     $2,016     100.00%    $4,581    $4,408   100.00%      $4,563      $4,497       100.00%
                                  ======     ======     ======     ======    ======   ======       ======      ======       ======

__________________
(1) Percentage of portfolio value computed based upon carrying value of securities. Prior to January 1, 1994, securities were recorded at amortized cost. In 1994 the Company adopted the provisions of SFAS No. 115 under which the Company has classified 100% of its investment securities as "available for sale," which securities were therefore recorded at market value.

       The following table sets forth the maturities and weighted average yields of the investment securities portfolio at December 31, 2000.

                                                                                Weighted
                                                            Carrying             Average
                                                               Value               Yield
                                                            --------            --------
                                                               (Dollars in thousands)
Corporate Bonds:
   Due after one year through five years................      $2,997               6.29%
U.S. government and agency obligatons:
   Due in one year or less..............................       1,500               6.14
                                                              ------
                                                              $4,497               6.24%
                                                              ======

         The following table sets forth the cost and market values of the mortgage-backed securities portfolio at the dates indicated.

                                                                        At December 31,
                        ------------------------------------------------------------------------------------------------------------
                                      1998                                  1999                               2000
                        ------------------------------------------------------------------------------------------------------------
                        Amortized   Market      Percent of   Amortized   Market    Percent of     Amortized   Market    Percent of
                          Cost       Value     Portfolio(1)     Cost      Value    Portfolio(1)     Cost      Value     Portfolio(1)
                        ---------  --------    ------------     ----      -----    -----------      ----      -----     ------------
                                                              (Dollars in thousands)
FNMA certificates(2)....      $ 69       $ 78       7.30%    $   --       $   --           --%   $   --       $   --            --%
GNMA certificates(2)....       402        426      42.54      3,252        3,010        92.20     3,152        3,132         93.61
FHLMC certificates(2)...       474        490      50.16        275          280         7.80       215          220          6.39
                              ----       ----     ------     ------       ------       ------    ------       ------        ------

                              $945       $994     100.00%     $3,527       $3,290      100.00%    $3,367       $3,352       100.00%
                              ====       ====     ======      ======       ======      ======     ======       ======       ======

- -----------------
(1) Percentage of portfolio value computed based upon amortized cost of mortgage-backed securities.
(2)      Classified as "held to maturity" at December 31, 1998, 1999 and 2000.


         The following table sets forth the maturities and weighted average yields of the mortgage-backed securities portfolio at December 31, 2000.

                                                                                           Weighted
                                                                   Carrying                 Average
                                                                      Value                   Yield
                                                                 -----------         --------------
                                                                          (Dollars in Thousands)
Due in one year or less.....................................         $    2                    9.19%
Due after one year through five years.......................            101                    8.39
Due after five years through ten years......................            209                    8.14
Due after ten years.........................................          3,055                    6.61
                                                                    -------
                                                                     $3,367                    6.76%
                                                                    =======

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

          The following table indicates the amount of certificates of deposit and other deposits with balances of $100,000 or greater by time remaining until maturity as of December 31, 2000. Other deposits with balances of $100,000 or greater aggregated $6.0 million, and have been shown in the following table as having maturities of three months or less.

                    Maturity Period                                 Amount
                    ---------------                                 ------
                                                                 (In thousands)

                  Three months or less                             $ 13,337
                  Three through twelve months                         8,771
                  Over twelve months                                  3,643
                                                                   --------
                  Total                                            $ 25,751
                                                                    =======

Deposit Flow

         The following table sets forth the balances of savings deposits in the various types of deposit accounts offered by the Bank at the dates indicated.

                                                                                 At December 31,
                                              ------------------------------------------------------------------------
                                                             1998                                   1999
                                              -----------------------------------     --------------------------------
                                                             Percent    Increase                  Percent    Increase
                                                 Amount     of Total   (Decrease)      Amount     of Total  (Decrease)
                                              -----------   --------   ----------     --------    -------  -----------
                                                                                           (Dollars in thousands)
Noncertificate of deposit accounts(1):
 Noninterest-bearing........................  $   5,939        4.65%   $   1,820     $   5,349       4.22%  $   (590)
 NOW checking...............................     11,757        9.22          742        11,316       8.92       (441)
 Regular savings accounts...................     15,415       12.09         (503)       14,218      11.21     (1,197)
 Money market deposit.......................      3,421        2.68         (889)        3,824       3.00        403
 Statement savings..........................      2,300        1.80          900         2,664       2.10        364
Certificates of deposit(2)(3):
 Fixed-rate certificates which mature:
   Within one year..........................     70,086       54.95      (14,836)       56,405      44.46    (13,681)
   Within three years.......................     15,678       12.29       (5,245)       31,043      24.47     15,365
   After three years........................      2,954        2.32        1,830         2,051       1.62       (903)
                                              ---------     -------    ---------     ---------     -------  --------
    Total...................................  $ 127,550      100.00%   $ (16,181)    $ 126,870     100.00%  $   (680)
                                              =========     =======    =========     =========     ======   ========

                                                  -----------------------------------
                                                           2000
                                                  -----------------------------------
                                                             Percent       Increase
                                                   Amount    of Total      (Decrease)
                                                  --------  -----------  ------------

Noncertificate of deposit accounts(1):
 Noninterest-bearing........................     $   7,059     5.38%       $  1,710
 NOW checking...............................        11,884     9.06             568
 Regular savings accounts...................        12,552     9.57          (1,666)
 Money market deposit.......................         3,456     2.63            (368)
 Statement savings..........................         2,893     2.20             229
Certificates of deposit(2)(3):
 Fixed-rate certificates which mature:
   Within one year..........................        74,058    56.44          17,653
   Within three years.......................        18,687    14.24         (12,356)
   After three years........................           629     0.48          (1,422)
                                                 ---------   -------       --------
    Total...................................     $ 131,218   100.00%       $  4,348
                                                 =========   =======       ========

_______________________________
(1) Includes accounts with balances of $100,000 and greater of $4.4 million, $4.1 million and $6.0 million at December 31, 1998, 1999 and 2000, respectively.
(2) Includes certificates of deposit with balances of $100,000 and greater of $16.1 million, $21.6 million and $19.7 million at December 31, 1998, 1999 and 2000, respectively.
(3) Includes IRA accounts of $8.5 million, $8.3 million and $7.7 million at December 31, 1998, 1999 and 2000, respectively.

Time Deposits by Rates

         The following table sets forth time deposits classified by rates as of the dates indicated.

                                                           At December 31,
                                         ----------------------------------------------
                                         1998                  1999                2000
                                         ----                  ----                ----
                                                             (In thousands)
   2.01 - 4.00%...................      $   200             $    177            $     63
   4.01 - 5.00%...................       18,160               42,829               5,944
   5.01 - 6.00%...................       62,697               32,731              39,394
   6.01 - 7.00%...................        6,835               13,249               1,342
   7.01 or greater................          826                  513               6,631
                                      ---------             --------            --------
     Total........................      $88,718             $ 89,499            $ 93,374
                                      =========             ========            ========

    The following table sets forth the amount and maturities of time deposits at December 31, 2000.

                                                        Amount Due
                                 ----------------------------------------------------------------------------
                                                                                                                  Percent
                                                                                                                  of Total
                                 Less Than   1-2            2-3         3-4           After                       Certificate
                                 One Year    Years          Years       Years        4 Years         Total         Accounts
                                 ---------   -----          -----       -----        -------         -----         ---------
                                                                    (Dollars in thousands)
2.00 - 4.00%.................   $     63    $     --      $     --   $     --       $     --       $     63             0.07%
4.01 - 5.00%.................      4,786         968            46        144             --          5,944             6.37
5.01 - 6.00%.................     36,145       1,395         1,673        141             40         39,394            42.29
6.01 - 7.00%.................     27,017      13,208           813         85            219         41,342            44.28
7.01 - or greater............      6,047         517            67         --             --          6,631             7.10
                                --------    --------      --------   --------       --------       --------         --------
   Total.....................   $ 74,058    $ 16,088      $  2,599   $    370       $    259       $ 93,374           100.00%
                                ========    ========      ========   ========       ========       ========         ========


         The following table sets forth the deposit activities of the Bank for the periods indicated.

                                        Years Ended December 31,
                                        ------------------------
                                      1998        1999        2000
                                      ----        ----        ----
                                              (In thousands)
Beginning balance.............     $143,731    $127,550   $ 126,870
                                   --------    --------   ---------

Net increase (decrease)
 before interest credited.....      (20,910)     (5,065)       (384)

Interest credited.............        4,729       4,385       4,732
                                   --------    --------   ---------

Net increase (decrease)
 in savings deposits..........      (16,181)       (680)      4,348
                                   --------    --------   ---------

Ending balance................     $127,550    $126,870   $ 131,218
                                   ========    ========   =========

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

         The Bank also has one outstanding credit facility with one separate third party financial institution. See Note 10 to Notes to Consolidated Financial Statements for further information.

         The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and for the periods indicated:


                                                                               Year Ended December 31,
                                                                        -----------------------------------
                                                                        1998           1999            2000
                                                                        ----           ----            ----
                                                                                 (Dollars in thousands)
Weighted average rate paid on:
FHLB advances ...................................................         5.61%           5.42%          6.01%
Securities sold under agreements to repurchase...................           --            5.68             --
Other borrowings(1) .............................................           --            8.62           8.87



                                                                               Year Ended December 31,
                                                                        -------------------------------------
                                                                        1998           1999            2000
                                                                        ----           ----            ----
                                                                                 (Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
FHLB advances ...................................................       $35,392        $35,697         $37,322
Securities sold under agreements to repurchase...................            --          1,530           1,508
Other borrowings(1) .............................................         1,600          2,000           2,000

Approximate average outstanding:
FHLB advances ...................................................       $30,231        $31,939         $30,872
Securities sold under agreements to repurchase...................            --            225           1,111
Other borrowings(1) .............................................           297            397             924

Approximate weighted average rate paid on:
FHLB advances ...................................................          5.71%          5.65%           6.01%
Securities sold under agreements to repurchase...................            --           5.33            6.48
Other borrowings(1) .............................................          8.42           8.82            8.66

_______________________
(1)      Credit facilities from third party financial institutions.

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

         Deposit Insurance. The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. This matrix results in nine assessment risk classifications, with rates currently ranging from 0 basis points for well capitalized, financially sound institutions with only a few minor weaknesses to 27 basis points for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The FDIC is authorized to raise assessment rates in certain circumstances. The Bank's assessments expensed for the year ended December 31, 2000, equaled $26,000.

         SAIF-insured institutions are also required to add to their assessments to the FDIC points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During fiscal 2000, the FICO assessment amounted to approximately 2.07 basis points. Effective January 1, 2000, SAIF members and members of the Bank Insurance Fund ("BIF") were assessed at the same rate for FICO payments whereas previously SAIF members were assessed at a rate five times that of BIF members.

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

         Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

         At December 31, 2000, the Bank was categorized as "adequately capitalized" under the prompt corrective action regulations of the FDIC. Given the Bank's deteriorated financial condition and the potential for future losses, this categorization may be reduced to a lower category.

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

         Capital Requirements. The FDIC's minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 4%. The FDIC's capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Based on the definitions contained in the FDIC's capital regulations, the Bank had a Tier 1 leverage capital ratio of 5.78% as of December 31, 2000.

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

         Loans-to-One-Borrower. Under Alabama law the aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, is generally 20% of the Bank's capital account (i.e., capital, surplus, undivided profits and the allowance for loan losses) provided that loans in excess of 10% of the capital account are fully secured or 10% of capital accounts if such loans are not fully secured. At December 31, 2000, the legal lending limit was approximately $3.0 million.

         At December 31, 2000, the Bank had identified four lending relationships that may have exceeded the legal lending limit, the largest of which had an aggregate outstanding balance of $3.9 million at that date. Management believes that two of the relationships were cured during the first calendar quarter of 2001. Management is currently evaluating the status of the other two relationships. If management determines that these relationships also exceed the legal lending limit, management intends to take the necessary action to promptly cure the relationships.

         Federal Reserve System. Regulation D of the FRB requires all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $42.8 million of transaction accounts, of which the first $5.5 million is exempt, and 10% on the remainder. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of December 31, 2000, the Bank met its reserve requirements.

         Affiliate Transactions. The Company and the Bank are separate and distinct legal entities. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company (an "affiliate"), generally limiting such transactions with each affiliate to 10% of the bank's capital and surplus and limiting all transactions with all affiliates to 20% of the bank's capital and surplus and imposing collateral requirements on specified transactions. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the bank as those prevailing at the time for transactions with unaffiliated companies.

         Transactions with Related Parties. The Company's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Company may make to insiders based, in part, on the Company's capital position and requires certain board approval procedures to be followed.

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

         Dividends. Dividends from the Bank constitute the major source of funds for dividends which may be paid by the Company. The amount of dividends payable by the Bank to the Company depend upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Alabama law, the Bank is required to transfer to surplus each year at least 10% of its net earnings (and thus cannot declare or pay a dividend in excess of 90% of net earnings) until its surplus equals at least 20% of its capital. Furthermore, the Bank must obtain the approval of the Superintendent to declare dividends in any calendar year in excess of the total of its net earnings of that year combined with its retained net earnings of the preceding two years, less any required transfers to surplus. The Bank cannot pay a dividend that would cause it to fail any applicable regulatory capital requirement. In light of the Bank's deteriorated financial condition, the Bank is prohibited from paying any dividends to the Company.

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

         The FRB's general policy is that a bank holding company should serve as a source of financial strength for its subsidiary banks by standing ready to use available resources to provide capital funds to the banks during periods of financial stress and by maintaining the financial flexibility to obtain additional resources for assisting its subsidiary banks where necessary.

         Capital Requirements. The FRB has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The FRB regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. At December 31, 2000, the Company met its minimum regulatory capital requirements. See Note 14 to Notes to Consolidated Financial Statements.

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

     Personnel

         As of December 31, 2000, the Bank had 60 full-time and 12 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

     Item 2.  Description of Property
     --------------------------------

         The following table sets forth certain information regarding the Bank's offices as of December 31, 2000. The net book value of the Bank's investment in office, properties and equipment totaled $3.4 million at December 31, 2000.

                                                        Year     Building           Land              Building
Location                                 County         Opened   Owned/Leased       Owned/Leased      Square Footage      Deposits
- --------                                 ------         ------   ------------       ------------      --------------      --------
                                                                                                                      (In thousands)
Main Office
- -----------

102 South Court Street                 Lauderdale        1935        Owned              Owned             45,000           $75,775
Florence, Alabama  35630

Branch Offices
- --------------

U.S. Highway 72 E.                     Lauderdale        1977        Owned              Owned              1,890            11,022
Killen, Alabama 35645

U.S. Highway 72 E.                     Lauderdale        1977        Owned              Owned              1,890            11,885
Rogersville, Alabama 35652

2727 Mall Drive                        Lauderdale        1979        Owned              Owned              1,216            19,761
Florence, Alabama 35630

1027 Avalon Avenue                     Colbert           1990        Owned              Owned              3,500             6,968
Muscle Shoals, Alabama 35661

506 N. Main Street                     Colbert           1998        Owned              Owned              2,500             5,807
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

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
- -----------------------------------------------------------------

         The information contained in the section captioned "Common Stock Information" in the Annual Report is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
- ------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
- -----------------------------

         Independent Auditors' Report*
         Consolidated Statements of Financial Condition, December 31, 1999 and 2000*
         Consolidated Statements of Income For the Years Ended December
         31, 1998, 1999 and 2000*
         Consolidated Statements of Changes in Shareholders' Equity For the Years Ended December 31, 1998, 1999 and 2000*
         Consolidated Statements of Cash Flows For the Years Ended December 31, 1998, 1999 and 2000*
         Notes to Consolidated Financial Statements*

         ________________
         * Contained in the Annual Report to Stockholders filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
- ------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         No changes in and disagreements with the Company's independent accountants on accounting and financial disclosure has occurred during the [three] most recent fiscal years.

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
- ----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         The information contained under the section captioned "Proposal 1 -- Election of Directors" in the Proxy Statement is incorporated herein by reference. For information concerning the executive officers of the Bank, see "Item I -- Description of Business -- Executive Officers." The information contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

Item 10.  Executive Compensation
- --------------------------------

         The information contained under the section captioned "Proposal 1 -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

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

Item 12.  Certain Relationships and Related Transactions
- --------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal 1 -- Election of Directors" and "Transactions With Management" of the Proxy Statement.

                                    PART IV

Item 13.  Exhibits, List Reports on Form 8-K
- --------------------------------------------

        (a) Exhibits

            (3a)   Certificate of Incorporation of the Company*
            (3b)   Bylaws of the Company*
            (10a)  1996 Stock Option Plan of the Company**
            (10b) 1996 Management Recognition and Development Plan of the Company**
            (13)   Annual Report to Stockholders
            (21)   Subsidiaries of the Registrant
            (23)   Consent of Marmann, McCrary & Associates, P.C.

            --------
            * Incorporated by reference to the Company's Registration Statement on Form S-1, as subsequently amended.
            ** Incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

        (b) Report on Form 8-K

            No Forms 8-K were filed during the quarter ended December 31, 2000.

                                  SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST SOUTHERN BANCSHARES, INC.


Date:  March 30, 2001              By:/s/ Robert C. Redd
                                      -----------------------------------
                                          Robert C. Redd
                                       Chief Executive Officer and President
                                      (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ J. Acker Rogers
   -------------------------------------------------        March 30, 2001
   J. Acker Rogers
   Chairman of the Board
  (Principal Executive Officer and Principal
   Financial Officer)


By:/s/ Thomas N. Ward
   -------------------------------------------------        March 30, 2001
   Thomas N. Ward
   Executive Vice President, Chief Operating Officer
     and Director
  (Principal Accounting Officer)


By:/s/ James E. Bishop
   -------------------------------------------------        March 30, 2001
   James E. Bishop
   Director

By:
   -------------------------------------------------        ________, 2001
   Milka S. Duke
   Director

By:/s/ Steve McKinney
   -------------------------------------------------        March 30, 2001
   Steve McKinney
   Director

By:
   -------------------------------------------------        ________, 2001
   S. Greg Beadle
   Director