Form 10QSB
period 2001-03-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 2001-05-15
CIK 934302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    March 31, 2001
                                             -----------------------------------

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________

       Commission file number    0-25478
                             --------------------------------------------------

                        First Southern Bancshares, Inc.
       ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                              63-1133624
         -------------------------------          --------------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                102 South Court Street, Florence, Alabama 35630
           --------------------------------------------------------
                  (Address of principal executive offices)
                                  (Zip Code)

                                (256) 764-7131
           --------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   -----  ____


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,256,715 shares of $.01 par value common stock as of May 9, 2001.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB
March 31, 2001
TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated statements of financial condition (unaudited)                    1

Consolidated statements of income (unaudited)                                 2

Consolidated statement of stockholders' equity (unaudited)                    3

Consolidated statements of cash flows (unaudited)                             4

Selected notes to consolidated financial statements (unaudited)               6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS                                                   7

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                   15

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                           15

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                     15

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                   15

ITEM 5 - OTHER INFORMATION                                                   15

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    15

SIGNATURES                                                                   16

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED  (In thousands)

                                                                              December 31,             March 31,
                                                                                  2000                   2001
ASSETS

Cash and cash equivalents                                                     $    7,479              $   7,947
Investment securities available for sale, at market                                4,497                  2,470
Mortgage-backed securities, held to maturity, at cost                              3,367                  3,331
Loans held for sale, at cost, which approximates market                                -                    144
Loans receivable, net                                                            139,707                123,600
Foreclosed real estate and other assets                                              688                  1,513
Premises and equipment, net                                                        3,412                  3,327
Federal Home Loan Bank stock, at cost                                              1,866                  1,866
Accrued interest receivable                                                        1,850                  1,503
Deferred income taxes                                                              1,682                  2,518
Other assets                                                                       2,836                  2,131
                                                                              ----------              ---------
 TOTAL ASSETS                                                                 $  167,384              $ 150,350
                                                                              ==========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                      $  131,218              $ 127,022
Advances from Federal Home Loan Bank                                              25,514                 12,976
Other notes payable                                                                  825                    825
Other liabilities                                                                    597                    583
                                                                              ----------              ---------
Total liabilities                                                                158,154                141,406
                                                                              ----------              ---------
COMMITMENTS AND CONTINGENCIES                                                          -                      -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares authorized; none
  issued and outstanding                                                               -                      -
Common stock, $.01 par value; 4,000,000 shares authorized;
  2,076,969 shares issued and outstanding                                             21                     21
Additional paid-in capital                                                        11,429                 11,429
Retained earnings - Substantially restricted                                       9,354                  9,005
Unearned employee compensation - MRDP                                                (68)                   (17)
Net unrealized gain (loss) on securities available for sale                          (39)                   (27)
Treasury stock, at cost                                                          (11,467)               (11,467)
                                                                              ----------              ---------
Total stockholders' equity                                                         9,230                  8,944
                                                                              ----------              ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  167,384              $ 150,350
                                                                              ==========              =========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED (In thousands, except per share amounts)

                                                                                         Three months ended
                                                                                              March 31,
                                                                                      2000                2001
INTEREST INCOME:
Loans                                                                             $   3,389           $   3,067
Mortgage-backed securities                                                               59                  56
Investment securities                                                                    71                  73
Other                                                                                    53                  63
                                                                                  ---------           ---------
Total interest income                                                                 3,572               3,259

INTEREST EXPENSE:
Deposits                                                                              1,392               1,563
Federal Home Loan Bank advances and other                                               537                 355
                                                                                  ---------           ---------
Total interest expense                                                                1,929               1,918
                                                                                  ---------           ---------
NET INTEREST INCOME                                                                   1,643               1,341

PROVISION FOR LOAN LOSSES                                                               158                 813
                                                                                  ---------           ---------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                          1,485                 528
                                                                                  ---------           ---------
NON INTEREST INCOME:
Loan fees and service charges                                                           150                 137
Net gains on sale of loans                                                               19                 123
Gains(losses) on real estate owned                                                        5                  (8)
Loss on sale of investments                                                               -                  (7)
Other                                                                                    11                  14
                                                                                  ---------           ---------
Total non interest income                                                               185                 259
                                                                                  ---------           ---------
NON INTEREST EXPENSES:
Compensation and employee benefits                                                      724                 688
Building and occupancy expense                                                          171                 164
Data processing expense                                                                 108                 112
Advertising                                                                              40                  11
Insurance expense                                                                        29                  27
Other                                                                                   154                 370
                                                                                  ---------           ---------
Total non interest expenses                                                           1,226               1,372
                                                                                  ---------           ---------
INCOME (LOSS) BEFORE INCOME TAXES                                                       444                (585)

INCOME TAX EXPENSE (BENEFIT)                                                            169                (236)
                                                                                  ---------           ---------
 NET INCOME (LOSS)                                                                $     275           $    (349)
                                                                                  =========           =========
 BASIC EARNINGS (LOSS) PER SHARE                                                  $    0.22           $   (0.28)
                                                                                  =========           =========
 DILUTED EARNINGS (LOSS) PER SHARE                                                $    0.21           $   (0.28)
                                                                                  =========           =========
DIVIDENDS PER SHARE
  Regular cash dividends                                                          $   0.125           $       -
                                                                                  ---------           ---------
Total dividends per share                                                         $   0.125           $       -
                                                                                  =========           =========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED ( Dollars in thousands)

                                                                                                           Retained
                                                        Common stock                       Additional      earnings
                                                  Issued              In treasury            paid-in     Substantially
                                              Shares    Amount     Shares       Amount       capital      restricted
Balances at December 31, 1999                2,076,969  $ 21      (763,598)   $ (10,827)    $ 11,425       $ 13,856

Net income (loss) for the year
  ended December 31, 2000                            -     -             -            -            -         (3,891)
Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustments and tax effects                        -     -             -            -            -              -
Total comprehensive income                           -     -             -            -            -              -

Cash dividends                                       -     -             -            -            -           (611)

Acquisition of treasury stock                        -     -       (54,360)        (640)           -              -

ESOP shares committed
  for release                                        -     -             -            -            4              -

Amortization of MRDP
  unearned compensation                              -     -             -            -            -              -
                                            ----------  ----   -----------    ---------     --------       --------
Net for the period                                   -     -       (54,360)        (640)           4         (4,502)
                                            ----------  ----   -----------    ---------     --------       --------
Balances at December 31, 2000                2,076,969  $ 21   $  (817,958)   $ (11,467)    $ 11,429       $  9,354

Net income (loss) for the quarter
  ended March 31, 2000                               -     -             -            -            -           (349)
Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustments and tax effects                        -     -             -            -            -              -
Total comprehensive income                           -     -             -            -            -              -

Amortization of MRDP
  unearned compensation                              -     -             -            -            -              -
                                            ----------  ----   -----------    ---------     --------       --------
Net for the period                                   -     -             -            -            -           (349)
                                            ----------  ----   -----------    ---------     --------       --------
Balances at March 31, 2001                   2,076,969  $ 21   $  (817,958)   $ (11,467)    $ 11,429       $  9,005
                                            ==========  ====   ===========    =========     ========       ========

                                                                Accumulated
                                                Unearned           other       Total
                                                employee           compre-     stock-
                                              compensation         hensive     holders'
                                            ESOP        MRDP       income       equity
Balances at December 31, 1999             $(112)      $(290)      $ (104)      $ 13,969

Net income (loss) for the year
  ended December 31, 2000                     -           -            -         (3,891)
Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustments and tax effects                 -           -           65             65
                                                                               --------
Total comprehensive income                    -           -                      (3,826)
                                                                               --------
Cash dividends                                -           -            -           (611)

Acquisition of treasury stock                 -           -            -           (640)

ESOP shares committed
  for release                               112           -            -            116

Amortization of MRDP
  unearned compensation                       -         222            -            222
                                          -----       -----       ------       --------
Net for the period                          112         222           65         (4,739)
                                          -----       -----       ------       --------
 Balances at December 31, 2000            $  (0)      $ (68)      $  (39)      $  9,230

Net income (loss) for the quarter
  ended March 31, 2000                        -           -            -           (349)
Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustments and tax effects                 -           -           12             12
                                                                               --------
Total comprehensive income                    -           -                        (337)
                                                                               --------
Amortization of MRDP
  unearned compensation                       -          51            -             51
                                          -----       -----       ------       --------
Net for the period                            -          51           12           (286)
                                          -----       -----       ------       --------
Balances at March 31, 2001                $  (0)      $ (17)      $  (27)      $  8,944
                                          =====       =====       ======       ========


See accompanying selected notes to consolidated financial statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (In thousands)

                                                                                             Three months ended March 31,
                                                                                               2000                2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                         $        275          $     (349)
Adjustments to reconcile net income to net  cash provided
  by operating activities:
  Depreciation                                                                                      83                  82
  Provision for loan losses                                                                        158                 813
  Provision for deferred income taxes (benefit)                                                    139                (836)
  Amortization/accretion of  premiums/discounts on investment
    and mortgage-backed securities                                                                  (1)                  -
  Amortization of deferred loan fees                                                               (10)                (14)
  Fair market value of ESOP shares
    committed for release and charged to
    employee compensation                                                                           24                   -
  Amortization of unearned compensation - MRDP                                                      54                  51
  (Gains) losses on real estate owned                                                                5                   8
  (Increase) decrease in:
    Loans held for sale                                                                           (257)               (144)
    Accrued interest receivable                                                                     20                 347
    Other assets                                                                                   222                 705
  Increase (decrease) in:
    Income taxes currently payable                                                                 (14)                  -
    Other liabilities                                                                               71                 (14)
                                                                                          ------------          ----------
Net cash provided by operating activities                                                          769                 649
                                                                                          ------------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in:
  Total loans                                                                                      118              15,308
Proceeds from maturity of:
  Mortgage-backed securities                                                                        50                  36
  Investment securities                                                                              6                   -
  Real estate owned                                                                               (416)               (833)
Proceeds from sale of:
  Investment and mortgage-backed securities                                                          -               2,039
Acquisition of:
  Federal Home Loan Bank stock                                                                     (46)                  -
  Premises and equipment                                                                           (13)                  3
                                                                                          ------------          ----------
Net cash provided by (used in) investing activities                                               (301)             16,553
                                                                                          ------------          ----------

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                                                             Three months ended March 31,
                                                                                               2000                2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts                                                      2,704              (4,196)
Cash dividends paid                                                                               (161)                  -
Proceeds from (reduction in) FHLB advances                                                         962             (12,538)
Proceeds from (reduction in) other borrowings                                                   (1,500)                  -
Acquisition of treasury stock, net                                                                (545)                  -
                                                                                            ----------          ----------
Net cash provided by (used in)  financing activities                                             1,460             (16,734)
                                                                                            ----------          ----------
INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                                                1,928                 468

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                                            5,906               7,479

CASH AND CASH EQUIVALENTS -                                                                 ----------          ----------
  END OF PERIOD                                                                             $    7,834          $    7,947
                                                                                            ==========          ==========



SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Noncash transactions:
  Increase (decrease) in net unrealized loss on securities
    available for sale                                                                      $       11          $      (12)

  Loans foreclosed and transferred to real estate owned                                     $      443          $    1,005


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of March 31, 2001 and for the three months then ended include the accounts of the Registrant, First Southern Bancshares, Inc. (the "Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the "Company".

The March 31, 2000 and 2001 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the March 31, 2000 and 2001 interim financial statements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year. The December 31, 2000 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000. Such Consolidated Statement of Financial Condition included therein was audited and received an unqualified opinion.

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:


                                               Three months ended March 31
                                             -------------------------------
                                                 2000               2001
                                             ------------       ------------
          Common shares outstanding            2,076,969          2,076,969
          Treasury shares                       (798,413)          (817,958)
          Unreleased ESOP shares                 (12,576)               -
          Options - uncontingent                     -                  -
                                             ------------       ------------
               Basic EPS                       1,265,980          1,265,011

          Options - contingent                       -                  -
          Unreleased ESOP shares                  12,576                -
                                             ------------       ------------
               Diluted EPS                     1,278,556          1,259,011
                                             ============       ============


NOTE 3 - FHLB DEBT AND LIQUIDITY

During the quarter ended March 31, 2001, the Company's credit availability program, which has a credit limit equal to 10% of the bank's assets, was modified by the FHLB to increase the percentage of mortgage loans, which must be held in relation to the amount outstanding under the line of credit. All existing debt and any future borrowings from the FHLB require physical transfer of the requisite percentage of qualifying mortgage loans to the FHLB. Credit availability is limited to 85% of the fair value of qualifying mortgage loans held as collateral. At March 31, 2001, the Company has transferred and pledged mortgage loans aggregating $17.2 million to the FHLB to collateralize outstanding advances of $13.0 million at that date.

The modification of the credit availability program and the requirement to pledge qualifying mortgages for any additional borrowings from the FHLB reduces the Company's short-term liquidity. The Company's liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings.

NOTE 4 - COMMITMENTS

At March 31, 2001, the Company had $736,000 of outstanding net loan commitments, $8.9 million of unused portions on lines of credit, and $10,000 of outstanding letters of credit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

First Southern Bancshares, Inc. ("Bancshares") is primarily engaged in the business of directing and planning the activities of its wholly owned subsidiary, First Southern Bank (the "Bank"). Bancshares' primary asset is comprised of its investment in the Bank. Bancshares and the Bank are collectively referred to herein as the "Company".

The consolidated operating results of the Company include those of the Bank and Bancshares. All significant intercompany transactions and balances have been eliminated in consolidation. The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and advances from Federal Home Loan Bank ("FHLB") and other financial institutions. Net earnings are also affected by non-interest income and non-interest expenses, such as compensation and benefits, building and occupancy expense, and provisions for federal and state taxes.

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2000, as well as certain material changes in results of operations during the three months ended March 31, 2000 and 2001.

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

             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

The Company incurred a net loss of $349,000, primarily as the result of an increase in the provision for loan losses. The increase in the provision was due to loan charge offs of $219,000 which was partially offset by $109,000 of recoveries incurred for known and estimated losses on non performing and impaired loans, primarily with respect to commercial and consumer loans, and an increase in the allowance for possible loan losses of $703,000 due to the increases in loans classified as special mention and substandard and the potential for increased deterioration of the loan portfolio. See further discussion in "Provision for Loan Losses" below.

The net loss has decreased stockholders' equity 3.1% from $9.2 million at December 31, 2000 to $8.9 million at March 31, 2001. This decrease in stockholders' equity has reduced the Bank's regulatory capital to a level mandating a capital plan to raise it to a satisfactory level. See further discussion in "Stockholders' Equity" below.

The Company has adopted revised loan approval and review policies, and increased its personnel dedicated to monitoring and resolving classified loans. In addition the Company has appointed a new President and Chief Executive Officer to replace his predecessor that retired in January 2001. The Company also hired an internal auditor in the first quarter of 2001 and a new senior credit officer in April 2001.

Cash and cash equivalents

Cash and cash equivalents at March 31, 2001 of $7.9 million had increased $468,000 from $7.5 million at December 31, 2000. As discussed below, the primary source of this increase in the first quarter of 2001 was the decrease in loans of $15.3 million, which was used primarily to reduce borrowings from the Federal Home Loan Bank. The changes in the sources and uses of cash related to operating, investing and financing activities are disclosed in the Company's "Consolidated Statements of Cash Flows".

Investments and mortgage-backed securities

The Company decreased its amount of investment securities during the first quarter 2001, from $4.5 million at December 31, 2000 to $2.5 million at March 31, 2001. The decrease in investment securities of $2.0 million from December 31, 2000 to March 31, 2001 was primarily due to the sale of $2.0 million in investment securities in the first quarter of 2001. Mortgage-backed securities held to maturity remained constant at $3.3 million during the first three months of 2001.


Loans

The primary investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama.

The loan portfolio composition is changing as the result of management's continued efforts to expand and diversify the Company's loan portfolio into higher yielding commercial mortgage loans, commercial business loans, and consumer loans. These types of loans are inherently riskier than residential mortgage loans. A comparison of the Bank's loan portfolio analysis at December 31, 2000 and March 31, 2001 follows:

                                                December 31, 2000         March 31, 2001
                                                -----------------         --------------
                                               Amount      Percent      Amount      Percent
                                               ------      -------      ------      -------
                                                        (dollars in thousands)
     Mortgage loans:
     Residential                             $ 63,709       45.6%      $ 53,552       43.3%
     Commercial                                32,300       23.1         30,926       25.0
                                             --------      -----       --------      -----
       Total mortgage loans                    96,009       68.7         84,478       68.3


     Commercial business loans                 28,715       20.6         26,161       21.1

     Consumer loans                            21,395       15.3         19,644       15.9
                                             --------      -----       --------      -----

     Total loans                              146,119      104.6        130,283      105.3

     Less:
      Undisbursed loans                         1,304        0.9            736        0.6
      Unamortized loan fees                        49        0.1             41        0.1
      Allowance for possible losses             5,059        3.6           5762        4.6
                                             --------      -----       --------      -----

     Net loans receivable                    $139,707      100.0%      $123,744      100.0%
                                             ========      =====       ========      =====

The composition of the Company's loan portfolio continues to reflect the market served by the Bank's primary lending area. Mortgage loans decreased in volume and percentage of the portfolio, as the Company has not been inclined to invest in low yielding loans for the long term. The reduction in net loans receivable from $139.7 million at December 31, 2000 to $123.7 million at March 31, 2001 primarily reflects management's decision to sell residential mortgages and use the funds to reduce FHLB debt. In addition, the Company has curtailed the addition of new loans and increased the allowance for possible loan losses.

At March 31, 2001, the Company had no significant commitments to originate fixed-rate loans. At March 31, 2001, the Company had commitments to originate variable rate loans, including unused commercial business lines of credit, and standby letters of credit as follows (in thousands):


                    Commitments to extend credit     $  736
                    Unused lines of credit           $8,947
                    Standby letters of credit        $   10

Non performing Assets

Non performing assets include loans classified as nonaccrual and repossessed assets. The Company's policy is to classify loans as nonaccrual and stop accruing interest when a loan is 90 days delinquent as to principal or interest unless collection of both is assured by collateral, guarantees or other security.

Increases in non performing farmland, commercial real estate loans, and commercial business loans are a reflection of management's plan to decrease the Company's reliance on one to four family mortgage loans and increase its commercial and consumer loan portfolio. The increase in commercial and consumer loans has resulted in an increase in non accrual, impaired, or foreclosed assets due to delinquencies and bankruptcies. Non accruing loans are reviewed for impairment, and the Company has identified impaired loans based on estimated net realizable value and provided for possible loan loss allowances as discussed in "Provision for Loan Losses" below.

Accruing loans contractually past due 90 days or more is primarily comprised of mortgage loans or collateralized consumer loans. Such loans are generally based on 75% to 90% of appraised or estimated fair value, and collection efforts are ongoing. Management participates in the monitoring of these loans and at such time as full collection of principal and interest is in doubt, the loans are classified as nonaccrual and evaluated for impairment.

The following table sets forth nonperforming assets as of December 31, 2000 and March 31, 2001 (dollars in thousands):

                                                                    December 31,        March 31,
                                                                        2000              2001
                                                                    ------------        -----------
              Loans accounted for on
                    a nonaccrual basis                              $     2,294         $     2,203

              Accruing loans which are contractually
                   past due 90 days or more                               1,400                 729
                                                                    ------------        -----------

              Total of nonaccrual and
                   90 days past due loans                           $     3,694         $     2,932

              Foreclosed real estate and other assets                     1,070               1,738
                                                                    ------------        -----------

              Total non performing assets                          $     4,764         $     4,670
                                                                    ============        ===========

Deposits, FHLB advances and other notes payable

Deposit balances decreased $4.2 million from $131.2 million at December 31, 2000 to $127.0 at March 31, 2001. The decrease was primarily in certificates of deposits. The interest rate paid on the average balance of deposits increased from 4.53% in the first quarter of 2000 to 5.12% in the first quarter of 2001.

At March 31, 2001, savings certificates amounted to $91.6 million, or 72.1%, of the Company's total deposits, including $58.5 million that were scheduled to mature by March 31, 2002. Management of the Company believes it has adequate resources to fund all loan commitments with savings deposits and FHLB of Atlanta advances and with proceeds from the sale of mortgage loans, and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company decreased its borrowings from the FHLB by $12.5 million to $13.0 million in the three months ended March 31, 2001, from $25.5 million on December 31, 2000. These funds were primarily obtained by the sale of loans in the first quarter of 2001.


Stockholders' equity

Total stockholders' equity decreased $286,000 to $8.9 million for the first quarter of 2001, from $9.2 million as of December 31, 2000.

Capital is the primary tool used by regulators to monitor the financial health of insured banks and savings institutions. The Federal Reserve Board and the Federal Deposit Insurance Corporation have historically had similar capital adequacy guidelines involving minimum leverage capital and risk based capital requirements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Based on the risk-based capital rules and definitions prescribed by the banking regulators, should an institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions.

                                                                                                      Percentage of
                                                                                                      adjusted total
                                                                                          Amount             assets
               First Southern Bancshares, Inc:                                            (Dollars in thousands)
               Primary capital ratios:
               GAAP capital                                                          $     8,944
               Adjustments:
               Mortgage servicing rights                                                      (8)
               Net unrealized loss on securities available for sale                           27
                                                                                     -----------
               Tier 1 capital                                                              8,963              5.52%
               Minimum Tier 1 (leverage) requirement                                       4,796              4.00%
                                                                                     -----------           -------
               Excess                                                                $     4,167              1.52%
                                                                                     ===========           =======
               Risk-based capital ratios:
               Core (Tier 1) Capital                                                       8,963              7.48%
               Minimum core capital                                                        6,490              4.00%
                                                                                     -----------           -------
               Excess                                                                $     2,473              3.48%
                                                                                     ===========           =======
               Risk-based capital                                                    $    10,514              8.77%
               Minimum risk-based capital requirement                                      9,592              8.00%
                                                                                     -----------           -------
               Excess                                                                $       922              0.77%
                                                                                     ===========           =======

                                                                                                      Percentage of
                                                                                                      adjusted total
                                                                                     Amount             assets
               First Southern Bank:                                                        (Dollars in thousands)
               Total capital (to risk-weighted assets)                              $    11,105             9.27%
               To be well capitalized under the FDICIA
                 prompt corrective action provisions                                     11,977            10.00%
                                                                                    -----------          -------
               Excess                                                               $      (872)           -0.73%
                                                                                    ===========          =======

               Tier 1 capital (to risk-weighted assets)                             $     9,555             7.98%
               To be well capitalized under the FDICIA
                 prompt corrective action provisions                                      7,186             6.00%
                                                                                    -----------           -------
               Excess                                                               $     2,369             1.98%
                                                                                    ===========           -------
               Tier 1 capital (to average assets)                                   $     9,555             5.89%
               To be well capitalized under the FDICIA
                 prompt corrective action provisions                                      8,106             5.00%
                                                                                    -----------          -------
               Excess                                                               $     1,449             0.89%
                                                                                    ===========          =======

Under the FDICIA prompt corrective action provisions applicable to banks, as of March 31, 2001 the Bank is categorized as adequately capitalized. However as a result of a recent examination by the Alabama State Banking Department, the Bank has agreed to raise Tier 1 capital to average assets to 7.00%. The Company is in the process of preparing for approval by the Alabama State Banking Department a capital plan to restore the Bank's capital to a satisfactory level. To be categorized as well capitalized, the Bank must maintain the capital ratios as set forth in the preceding table and not be subject to a capital order.

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

During the quarter ended March 31, 2001, the Company's credit availability program, which has a credit limit equal to 10% of the bank's assets, was modified by the FHLB to increase the percentage of mortgage loans, which must be held in relation to the amount outstanding under the line of credit. All existing debt and any future borrowings from the FHLB require physical transfer of the requisite percentage of qualifying mortgage loans to the FHLB. Credit availability is limited to 85% of the fair value of qualifying mortgage loans held as collateral. At March 31, 2001, the Company has transferred and pledged mortgage loans aggregating $17.2 million to the FHLB to collateralize outstanding advances of $13.0 million at that date.

The modification of the credit availability program and the requirement to pledge qualifying mortgages for any additional borrowings from the FHLB reduces the Company's short-term liquidity.

As an Alabama state-chartered bank that is not a member of the Federal Reserve System, the Bank is required by the Alabama State Banking Board to maintain at all times a reserve (comprised of cash on hand) based upon average daily deposits of the Bank. At March 31, 2001, the Bank's qualifying reserves of $1.9 million significantly exceeded the required reserve of $233,000.

Additionally, Bancshares requires cash for various operating needs including dividends to shareholders and the general corporate expenses. The primary source of liquidity for Bancshares is dividends from the subsidiary Bank. The Bank is restricted from paying any dividends to Bancshares in light of the Bank's current financial condition and its need to increase capital. Bank management does not anticipate paying dividends to shareholders for the foreseeable future.


                    COMPARISON OF OPERATING RESULTS FOR THE
                  THREE MONTHS ENDED MARCH 31, 2000 AND 2001

General

Basic earnings (loss) per share decreased to ($.28) as compared to $.22 for the first quarter of 2000, and diluted earnings (loss) per share decreased to ($.28) as compared to $.21 for the first quarter of 2000. Consolidated net income
(loss) for the quarter ended March 31, 2001, was ($349,000) as compared to $275,000 in the first quarter of 2000.

Net Interest Income

Net interest income after provision for loan losses was $528,000 for the three months ended March 31, 2001 compared to $1.5 million for the three months ended March 31, 2000. The decrease is due primarily to the increase in the provision for loan losses of $655,000 from $158,000 in the first quarter of 2000 to $813,000 in the first quarter of 2001.


Interest Income

Interest income for the first quarter of 2001 was $3.3 million compared with $3.6 million for the first quarter of 2000, representing a decrease of $313,000 or 8.8%. The decrease was primarily attributable to a decrease in the average balance of interest-earning assets from $166.3 million for the first quarter of 2000 to $146.4 million in the first quarter of 2001, as a result of management's decision to sell residential mortgages and use the funds to reduce FHLB debt. The decrease in the average balance of interest earning assets in the first quarter of 2001 was partially offset by the increase in the yield on average interest earning assets from 8.59% in the first three months of 2000 to 8.91% in the first quarter of 2001.

Interest on loans receivable decreased $322,000 to $3.1 million during the first quarter of 2001 as compared to $3.4 million in the first quarter of 2000. The decrease was primarily attributable to a decrease in average net loans of $20.8 million in the first quarter of 2001 ($135.0 million) from the comparable period in 2000 ($155.8 million). The decrease in average net loans was partially offset by an increase in the average yield to 9.08% in the first quarter of 2001 from 8.70% in the first quarter of 2000.

Interest on mortgage-backed securities remained relatively constant at $56,000 for the first three months of 2001 as compared to $59,000 for the first three months of 2000. The average balance of such securities decreased slightly from $3.5 million in 2000 to $3.4 million in 2001 and the average yield decreased from 6.77% in the first quarter of 2000 to 6.72% in the first quarter of 2001 as a result of lower yielding mortgage-backed securities remaining in the portfolio.

Income from the investment securities portfolio remained relatively constant at $73,000 for the first quarter of 2001 as compared to $71,000 for the first quarter of 2000. The average balance of such securities was also constant at $4.4 million for 2000 and 2001. There was a slight increase in the average yield on investment securities from 6.47% in the first quarter of 2000 to 6.59% in the first quarter of 2001 due to the changes in the composition of the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account and time deposits at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. The $10,000 increase in other interest income in 2001 to $63,000 when compared to the first quarter of 2000 other interest income of $53,000 is due primarily to the increased interest earnings on the FHLB overnight and on money market funds because of an increase in average invested balances from $945,000 in the first quarter of 2000 to $ 1.7 million in the first quarter of 2001. FHLB dividends were $33,000 during the first quarter of 2000 as compared to $34,000 in the first quarter of 2001 due to an increase in the average balance of FHLB stock from $1.7 million at March 31, 2000 to $1.9 million at March 31, 2001.


Interest Expense

Interest expense for the first quarter of 2000 and 2001 was constant at $1.9 million. Interest on deposits the first quarter of 2001 was $1.6 million compared with $1.4 million the first quarter of 2000, representing an increase of $171,000 or 12.3%. The increase is due to an increase in the first quarter of 2001 average interest cost related to deposits to 5.12% as compared to 4.53% in the first quarter of 2000 as a result of the increases in the Federal funds rate in 2000.

There was a decrease in interest paid on FHLB advances of $148,000 from $484,000 in the first quarter of 2000 to $336,000 in the first quarter of 2001. The decrease in interest paid on FHLB advances was related to a reduction in borrowings from the FHLB in the first quarter of 2001.

Other interest expense relates to short term notes payable to banks or securities sold under repurchase agreements. Other interest expense decreased $11,000 due to a reduction in the average balance of such borrowings from $1.5 million in 2000 to $825,000 in 2001.


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

The provision for loan losses was $813,000 for the first quarter of 2001 as compared to $158,000 for the first quarter of 2000. The increase in the provision is due to a number of factors considered by the Board including internal loan review, loan loss experience, local economic conditions, and other factors the Board deemed relevant. Certain of these factors are summarized below:


     (i) During the first quarter of 2001, the Company performed a comprehensive review of each loan over $100,000 as well as relationships with customers with aggregate loan amounts over $100,000. This review was prompted by the material write offs and provisions the Company incurred during 2000. This ongoing review prompted the recognition of a substantial increase in loans classified as grade 5 (special mention), grade 6 (substandard) or grade 7 (impaired). In addition, any known losses (grade 8) on specific loans were written-off. The effect of the increase in classified loans and identified loan losses aggregated approximately $287,000.

     (ii) Management changed the percentages used for certain loan grades, especially in special mention and substandard loans. This change in estimate increased the provision by approximately $416,000 million in the first quarter of 2001.

At March 31, 2000 and 2001 the recorded investment in loans that were considered to be impaired was $878,000 and $2.1 million respectively. Collateral dependant loans, which were measured at the fair value of the collateral, constituted approximately all of the impaired loans at March 31, 2000 and 2001. There was approximately $170,000 and $910,000 at March 31, 2000 and 2001, respectively, in the allowance for loan losses specifically allocated to impaired loans.

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The allowance for loan losses at March 31, 2001, was $5.8 million or 4.6% of net loans as compared with $5.1 million as of December 31, 2000. In 1999, the Bank established a loan rating system to assist in the loan loss allowance determination. The fluctuations in 2000 are a result of this systematic change in estimating the allowance.

In the opinion of management, the allowance for loan losses was adequate at March 31, 2001. There can be no assurance that the Company will not be required to increase the allowance in the future. The possibilities exist for write-downs, charge-offs and transfer of currently performing loans to a nonaccrual status in the real estate and commercial loan categories.

Non-interest Income.

Non-interest income increased by $74,000 in the first quarter of 2001 to $259,000 as compared to $185,000 in the first quarter of 2000. This increase was primarily the result of an increase in gains on loans sold of $104,000 from $19,000 in 2000 to $123,000 in 2001.


Non-interest Expense.

Non-interest expense increased by $146,000 to $1.4 million in the first quarter of 2001 as compared to $1.2 million for the first quarter of 2000. This is primarily a result of the increase in costs associated with loan collection and review.


Income Taxes

Income tax expense (benefit) in the first quarter of 2001 and 2000 was $(236,000) and $169,000, respectively; representing expected federal and state tax rates of 38% to 40%.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5 - OTHER INFORMATION

Not applicable.


ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K
(a)       Exhibits
          (3a)    Certificate of Incorporation of the Company*
          (3a)(i) Certificate of Amendment of Certificate of
                  Incorporation****
          (3b)    Bylaws of the Company*
          (3b)(i) Amendment to Bylaws dated September 10, 1998*****
          (10a)   1996 Stock Option Plan of the Company**
          (10b)   1996 Management Recognition and Development Plan of the
                  Company**
          (10c)   Employment Agreement with Robert C. Redd

          __________________________
          * Incorporated by reference to the Company's Registration Statement on Form S-1, as amended.
          **      Incorporated by reference to the Company's Proxy
                  Statement for the 1997 Annual Meeting of Stockholders.
          *** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
          **** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997.
          ***** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

(b)       Report on Form 8-K

     1. Form 8-K filed on January 10, 2001 providing earnings guidance for the year ended December 31, 2000 and announcing the discontinuation of dividends.

     2. Form 8-K filed on January 18, 2001 reporting the resignation of Charles L. Frederick, Jr. as Director, President, and Chief Executive Officer.

     3. Form 8-K filed on March 7, 2001 reporting the appointment of Robert C. Redd as Director, President, and Chief Executive Officer.

     4. Form 8-K filed on April 10, 2001 reporting the resignation of Tommy Ward as Director, Executive Vice President, and Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FIRST SOUTHERN BANCSHARES, INC.



Date        May 15, 2001                 /s/ Mr. Robert C. Redd
    --------------------                 ----------------------

                                         Robert C. Redd
                                         President and Chief Executive Officer



Date        May 15, 2001                 /s/ Ms. Glenda Young
    --------------------                 --------------------

                                         Ms. Glenda Young
                                         Senior Vice President and Chief