Form 10QSB
period 2001-06-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 2001-08-20
CIK 934302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 --------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                         Commission file number 0-25478

                         First Southern Bancshares, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  63-1133624
            --------                                  ----------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                 102 South Court Street, Florence, Alabama 35630
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (256) 764-7131
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   ------     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,256,715 shares of $.01 par value common stock as of August 10, 2001.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB
June 30, 2001
TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated statements of financial condition (unaudited)              1

Consolidated statements of income (unaudited)                           2

Consolidated statement of stockholders' equity (unaudited)              3

Consolidated statements of cash flows (unaudited)                       4

Selected notes to consolidated financial statements (unaudited)         6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS                                             7

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                             20

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                     20

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               20

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS             20

ITEM 5 - OTHER INFORMATION                                             20

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              21

SIGNATURES                                                             22

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED  (In thousands)


                                                                                             December 31,                June 30,
                                                                                                2000                       2001
                                                                                              ---------                  ---------
ASSETS
Cash and cash equivalents                                                                       $ 7,479                   $ 17,129
Investment securities available for sale, at market                                               4,497                      3,001
Mortgage-backed securities, held to maturity, at cost                                             3,367                      3,300
Loans receivable, net                                                                           139,707                    108,951
Foreclosed real estate and other assets                                                             688                      1,647
Premises and equipment, net                                                                       3,412                      3,261
Federal Home Loan Bank stock, at cost                                                             1,866                      1,866
Accrued interest receivable                                                                       1,850                      1,252
Deferred income taxes                                                                             1,682                      3,492
Other assets                                                                                      2,836                      1,237
                                                                                              ---------                  ---------

 TOTAL ASSETS                                                                                 $ 167,384                  $ 145,136
                                                                                              =========                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                                      $ 131,218                  $ 123,340
Advances from Federal Home Loan Bank                                                             25,514                     12,938
Other notes payable                                                                                 825                        825
Other liabilities                                                                                   597                        520
                                                                                              ---------                  ---------

Total liabilities                                                                               158,154                    137,623
                                                                                              ---------                  ---------

COMMITMENTS AND CONTINGENCIES                                                                         -                          -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 500,000 shares authorized; none
  issued and outstanding                                                                              -                          -
Common stock, $.01 par value; 4,000,000 shares authorized;
  2,076,969 shares issued and 1,256,715 outstanding                                                  21                         21
Additional paid-in capital                                                                       11,429                     11,407
Retained earnings - Substantially restricted                                                      9,354                      7,575
Unearned employee compensation - MRDP                                                               (68)                         -
Net unrealized gain (loss) on securities available for sale                                         (39)                        (9)
Treasury stock, at cost                                                                         (11,467)                   (11,481)
                                                                                              ---------                  ---------

Total stockholders' equity                                                                        9,230                      7,513
                                                                                              ---------                  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 167,384                  $ 145,136
                                                                                              =========                  =========


See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED (In thousands, except per share amounts)

                                                          Three months ended            Six months ended
                                                               June 30,                    June 30,
                                                          2000          2001          2000          2001
                                                         -------       -------       -------       -------
INTEREST INCOME:
Loans                                                    $ 3,449       $ 2,540       $ 6,838       $ 5,607
Mortgage-backed securities                                    59            56           118           112
Investment securities                                         71            36           142           109
Other                                                         57           107           110           170
                                                         -------       -------       -------       -------
Total interest income                                      3,636         2,739         7,208         5,998

INTEREST EXPENSE:
Deposits                                                   1,443         1,477         2,835         3,040
Federal Home Loan Bank advances and other                    541           202         1,078           557
                                                         -------       -------       -------       -------
Total interest expense                                     1,984         1,679         3,913         3,597
                                                         -------       -------       -------       -------
NET INTEREST INCOME                                        1,652         1,060         3,295         2,401

PROVISION FOR LOAN LOSSES                                  1,127         2,092         1,285         2,905
                                                         -------       -------       -------       -------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                 525        (1,032)        2,010          (504)
                                                         -------       -------       -------       -------

NON INTEREST INCOME:
Loan fees and service charges                                147           128           297           265
Net gains on sale of loans                                    28            61            47           184
Gains(losses) on real estate owned and other assets            -          (193)            5          (260)
Loss on sale of investments                                    -             1             -            (6)
Other                                                          9            10            20            24
                                                         -------       -------       -------       -------
Total non interest income                                    184             7           369           207
                                                         -------       -------       -------       -------

NON INTEREST EXPENSES:
Compensation and employee benefits                           716           596         1,440         1,284
Building and occupancy expense                               185           168           356           332
Data processing expense                                      102           127           210           239
Advertising                                                   28            13            68            24
Insurance expense                                             30            25            59            52
Other                                                        157           409           311           720
                                                         -------       -------       -------       -------
Total non interest expenses                                1,218         1,338         2,444         2,651
                                                         -------       -------       -------       -------

INCOME (LOSS)  BEFORE INCOME TAXES                          (509)       (2,363)          (65)       (2,948)

INCOME TAX EXPENSE (BENEFIT)                                (196)         (933)          (27)       (1,169)
                                                         -------       -------       -------       -------

 NET INCOME (LOSS)                                       $  (313)      $(1,430)      $   (38)      $(1,779)
                                                         =======       =======       =======       =======

 BASIC EARNINGS (LOSS) PER SHARE                         $ (0.25)      $ (1.14)      $ (0.03)      $ (1.41)
                                                         =======       =======       =======       =======

 DILUTED EARNINGS (LOSS) PER SHARE                       $ (0.23)      $ (1.14)      $ (0.03)      $ (1.41)
                                                         =======       =======       =======       =======

DIVIDENDS PER SHARE
  Regular cash dividends                                 $ 0.125       $     -       $  0.25       $     -
                                                         -------       -------       -------       -------
Total dividends per share                                $ 0.125       $     -       $  0.25       $     -
                                                         =======       =======       =======       =======

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)



                                                                                                      Retained
                                                       Common stock                     Additional    earnings
                                              Issued                In treasury           paid-in  Substantially
                                        Shares      Amount      Shares       Amount       capital    restricted
                                       ---------   ---------   ---------    ---------    ---------   ---------
Balances at December 31, 1999          2,076,969   $      21    (763,598)   $ (10,827)   $  11,425   $  13,856
Net income (loss) for the year
  ended December 31, 2000                      -           -           -            -            -      (3,891)
Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustments and tax effects                  -           -           -            -            -           -

Total comprehensive income                     -           -           -            -            -           -


Cash dividends                                 -           -           -            -            -        (611)

Acquisition of treasury stock                  -           -     (54,360)        (640)           -           -

ESOP shares committed
  for release                                  -           -           -            -            4           -

Amortization of MRDP
  unearned compensation                        -           -           -            -            -           -
                                       ---------   ---------   ---------    ---------    ---------   ---------
Net for the period                             -           -     (54,360)        (640)           4      (4,502)
                                       ---------   ---------   ---------    ---------    ---------   ---------

Balances at December 31, 2000          2,076,969   $      21   $(817,958)   $ (11,467)   $  11,429   $   9,354

Net income (loss) for the six months
  ended June 30, 2000                          -           -           -            -            -      (1,779)
Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustments and tax effects                  -           -           -            -            -           -

Total comprehensive income                     -           -           -            -            -           -


Acquisition of treasury stock                  -           -      (2,296)         (14)         (22)          -

Amortization of MRDP
  unearned compensation                        -           -           -            -            -           -
                                       ---------   ---------   ---------    ---------    ---------   ---------
Net for the period                             -           -      (2,296)         (14)         (22)     (1,779)
                                       ---------   ---------   ---------    ---------    ---------   ---------

Balances at June 30, 2001              2,076,969   $      21   $(820,254)   $ (11,481)   $  11,407   $   7,575
                                       =========   =========   =========    =========    =========   =========

                                                              Accumulated
                                               Unearned          other        Total
                                               employee         compre-       stock-
                                            compensation        hensive      holders'
                                           ESOP       MRDP       income       equity
                                            --     ---------    ---------    ---------
Balances at December 31, 1999              (112)   $    (290)   $    (104)   $  13,969

Net income (loss) for the year
  ended December 31, 2000                     -            -            -       (3,891)
Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustments and tax effects                 -            -           65           65
                                                                             ---------
Total comprehensive income                    -            -                    (3,826)
                                                                             ---------

Cash dividends                                -            -            -         (611)

Acquisition of treasury stock                 -            -            -         (640)

ESOP shares committed
  for release                               112            -            -          116

Amortization of MRDP
  unearned compensation                       -          222            -          222
                                            ---    ---------    ---------    ---------
Net for the period                          112          222           65       (4,739)
                                            ---    ---------    ---------    ---------
Balances at December 31, 2000               $ -    $     (68)   $     (39)   $   9,230

Net income (loss) for the six months
  ended June 30, 2000                         -            -            -       (1,779)
Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustments and tax effects                 -            -           30           30
                                                                             ---------
Total comprehensive income                    -            -                    (1,749)
                                                                             ---------

Acquisition of treasury stock                 -            -            -          (36)

Amortization of MRDP
  unearned compensation                       -           68            -           68
                                            ---    ---------    ---------    ---------
Net for the period                            -           68           30       (1,717)
                                            ---    ---------    ---------    ---------

Balances at June 30, 2001                   $ -    $       0    $      (9)   $   7,513
                                            ===    =========    =========    =========

     See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                                     Six months ended June 30,
                                                                       2000             2001
                                                                     --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $    (38)        $ (1,779)
Adjustments to reconcile net income to net  cash provided
  by operating activities:
  Depreciation                                                            165              161
  Provision for loan losses                                             1,285            2,905
  Provision for deferred income taxes (benefit)                           137           (1,810)
  Amortization/accretion of  premiums/discounts on investment
    and mortgage-backed securities                                         (1)               -
  Amortization of deferred loan fees                                      (22)             (34)
  Fair market value of ESOP shares
    committed for release and charged to
    employee compensation                                                  46                -
  Amortization of unearned compensation - MRDP                            109               68
  (Gains) losses on real estate owned                                       5              260
  (Increase) decrease in:
    Loans held for sale                                                  (103)               -
    Accrued interest receivable                                           (43)             598
    Other assets                                                         (297)           1,599
  Increase (decrease) in:
    Income taxes currently payable                                       (181)               -
    Other liabilities                                                     176              (77)
                                                                     --------         --------
Net cash provided by operating activities                               1,238            1,891
                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in:
  Total loans                                                           2,356           27,885
Proceeds from maturity of:
  Mortgage-backed securities                                               84               67
  Investment securities                                                    12                -
  Real estate owned                                                      (493)          (1,219)
Proceeds from sale of:
  Investment and mortgage-backed securities                                 -            1,526
Acquisition of:
  Federal Home Loan Bank stock                                           (181)               -
  Premises and equipment                                                  (71)             (10)
                                                                     --------         --------
Net cash provided by (used in) investing activities                     1,707           28,249
                                                                     --------         --------

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (In thousands)

                                                                  Six months ended June 30,
                                                                    2000             2001
                                                                  --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts                          3,360           (7,878)
Cash dividends paid                                                   (318)               -
Proceeds from (reduction in) FHLB advances                          (3,376)         (12,576)
Proceeds from (reduction in) other borrowings                       (1,500)               -
Acquisition of treasury stock, net                                    (630)             (36)
                                                                  --------         --------
Net cash provided by (used in)  financing activities                (2,445)         (20,490)
                                                                  --------         --------

INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                      500            9,650

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                5,906            7,479

CASH AND CASH EQUIVALENTS -
                                                                  --------         --------
  END OF PERIOD                                                   $  6,406         $ 17,129
                                                                  ========         ========




SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Noncash transactions:
  Increase (decrease) in net unrealized loss on securities
    available for sale                                            $     14         $    (30)

  Loans foreclosed and transferred to real estate owned           $    539         $  1,407

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of June 30, 2001 and for the quarter and six months then ended include the accounts of the Registrant, First Southern Bancshares, Inc. (the "Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the "Company".

The June 30, 2000 and 2001 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the June 30, 2000 and 2001 interim financial statements. The results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year. The December 31, 2000 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000. Such Consolidated Statement of Financial condition included therein was audited and received an unqualified opinion.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern.

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:


                                      Six months ended June 30,
                                  ---------------------------------
                                      2000               2001
                                  --------------    ---------------
Common shares outstanding             2,076,969          2,076,969
Treasury shares                        (806,428)          (819,106)
Unreleased ESOP shares                   (8,726)                 -
                                  --------------    ---------------
          Basic EPS                   1,261,815          1,257,863

Unreleased ESOP shares                    8,726                  -
                                  --------------    ---------------
          Diluted EPS                 1,270,541          1,257,863
                                  ==============    ===============


NOTE 3 - FHLB DEBT AND LIQUIDITY

During the six months ended June 30, 2001, the Company's credit availability program, which has a credit limit equal to 10% of the Bank's assets, was modified by the FHLB to increase the percentage of mortgage loans that must be held in relation to the amount outstanding under the line of credit. All existing debt and any future borrowings from the FHLB require physical transfer of the requisite percentage of qualifying mortgage loans to the FHLB. Credit availability is limited to 85% of the fair value of qualifying mortgage loans held as collateral. At June 30, 2001, the Company has transferred and pledged mortgage loans aggregating $15.6 million to the FHLB to collateralize outstanding advances of $12.9 million at that date.

The modification of the credit availability program and the requirement to pledge qualifying mortgages for any additional borrowings from the FHLB limits the Company's short-term liquidity. The Company's liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings. The Bank also entered into a $2.0 million repurchase agreement line of credit, as discussed in the "Investments and Mortgage-Backed Securities" section of Management's Discussion and Analysis, with National Bank of Commerce (Birmingham, AL) using the FHLMC discount note as collateral. At June 30, 2001, the Bank had not made any draws on the line of credit.

NOTE 4 - COMMITMENTS

At June 30, 2001, the Company had $555,000 of outstanding net loan commitments, $7.0 million of unused portions on lines of credit, and $10,000 of outstanding letters of credit.

NOTE 5 - CONTINGENCIES AND SUBSEQUENT EVENTS

The net loss of $1.8 million for the six months ended June 30, 2001 is primarily attributable to the $2.9 million of loan loss provisions during the period. The net loss has decreased stockholders' equity 18.5% from $9.2 million at December 31, 2000 to $7.5 million at June 30, 2001. This substantial decrease in stockholders' equity has reduced the Bank's regulatory capital to a level mandating a capital plan to raise it to a satisfactory level.

As a result of these losses, the Bank's capital has been reduced and needs to be restored to the appropriate level of "well-capitalized." Particularly, as discussed in the "Stockholder's Equity" section of Management's Discussion and Analysis, the Bank's leverage capital ratio needs to be restored to 7.00% and maintained at that level. Management anticipates that the private equity offerings to provide such capital will be completed by August 31, 2001, and that by such date the Bank's capital will be restored to the 7.00% capital ratio. In addition, from the equity offerings Bancshares will have cash reserves for future contributions to Bank capital, if needed, and the new $1.0 million line of credit, as discussed in the "Investment and Mortgage-Backed Securities" section of Management's Discussion and Analysis, the directors are arranging is an additional future source of bank capital, if needed.

Effective July 6, 2001, Bancshares entered into a Memorandum of Understanding ("MOU") with the Federal Reserve Bank of Atlanta. The MOU prohibits Bancshares from incurring any additional debt without the prior written approval of the Federal Reserve Bank. The MOU also prohibits Bancshares from declaring or paying any dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank. Bancshares must adopt a capital plan and capital and dividend policy. Bancshares is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta. The Memorandum will remain in effect until modified or terminated by the Federal Reserve Bank.

Effective August 7, 2001, the Bank and its directors made certain written assurances to the Superintendent of Banks of the State of Alabama (the "Department"). Such written assurances focus a bank and its board of directors on specific problems the Department considers to be of supervisory concern. The Bank committed to take certain actions with respect to the Bank's management, asset quality and loan administration, capital, and asset/liability management. Specifically, the Bank has agreed to restore its leverage capital ratio to at least 7.00% by August 31, 2001, which capital requirement is the basis for the efforts by Bancshares management to raise capital by a private placement equity offering as discussed in the "Stockholder's Equity" section of Management's Discussion and Analysis. In addition, the written assurances places certain limitations on the Bank's ability to take certain actions, such as prohibiting the Bank from declaring or paying any dividends without the concurrence of the Department. Management of the Company cannot currently estimate the effects of these commitments on the financial condition, liquidity, and results of operations of the Bank or Bancshares.

Bancshares and the Bank believe that each is currently in compliance with their respective regulatory agreements. While Bancshares and the Bank have taken actions to achieve compliance with the regulatory agreements in a timely manner, there are no assurances that we will be successful in fully complying with the regulatory agreements within the timeframes set forth in the agreements. If Bancshares or the Bank do not comply with the terms of the regulatory agreements, the regulators will consider formal administrative action, such as a Cease and Desist Order. Noncompliance with the terms of a Cease and Desist Order may subject Bancshares, the Bank or their directors to civil monetary penalties or the termination of deposit insurance. Management believes that actions presently being taken to comply with the regulatory agreements, raise additional capital, and return the Company to profitable operations provides the opportunity for the Company to continue as a going concern.

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

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2000, as well as certain material changes in results of operations during the six months ended June 30, 2000 and 2001.

Bancshares and the Bank have recently entered into written supervisory agreements with their respective regulatory agencies. See "Stockholder's Equity" below for further discussion.

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

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

The net loss of $1.8 million for the six months ended June 30, 2001 is primarily attributable to the $2.9 million of loan loss provisions during the period. New management has now substantially completed a detailed review of the loan portfolio, and no additional material loan loss provision is anticipated for the third quarter of 2001. Management anticipates that in the third quarter approximately $1.1 million of additional loans will be charged off against the allowance, but such charges should not require additional provisions during the quarter. As a part of the loan review referenced above, management in July 2001 placed an additional $2.2 million of loans on non-accrual, which reduced certain interest income previously accrued by approximately $114,000, thereby producing a loss for the month of July 2001. Although no assurance can be given, management does not anticipate any additional material loans to be designated as non-accrual in the third quarter of 2001.

As a result of these losses, the Bank's capital has been significantly reduced and needs to be restored to appropriate levels of "well-capitalized." Particularly, as discussed below, the Bank's leverage capital ratio needs to be restored to 7% and maintained at that level as mandated by the written agreement ("the Agreement") as discussed in the "Stockholder's Equity" section of Management's Discussion and Analysis with the Superintendent of Banks of the State of Alabama.

Management anticipates that the private equity offerings to provide such capital will be completed by August 31, 2001, and that by such date the Bank's capital will be restored to the 7% capital ratio. In addition, from the equity offerings Bancshares will have cash reserves for future contributions to Bank capital, if needed, and the new $1.0 million line of credit (discussed below) the directors are arranging is an additional future source of bank capital, if needed. See further discussion of supervisory matters in "Stockholder's Equity" below.

Management believes that by August 31, 2001, it will have appropriately addressed the significant issues of asset quality problems, capital, and liquidity. During the third quarter of 2001 management intends to address operational profitability, which is marginal and below average, primarily because of a low net interest margin on earning assets. While management intends to focus on this issue in the coming months, the Bank's dependence on high cost funds is structural and the result of years of a balance sheet strategy that cannot be resolved in the short-term.

Cash and cash equivalents

Cash and cash equivalents at June 30, 2001 of $17.1 million had increased $9.6 million from $7.5 million at December 31, 2000. As discussed below, the primary source of this increase was the decrease in loans of $29.7 million, which was used primarily to reduce borrowings from the Federal Home Loan Bank and fund the decrease in deposits.

The Bank's interest bearing balances of cash and cash equivalents have increased by $10.2 million during the first six months of 2001 from $542,000 at December 31, 2000 to $10.8 million at June 30, 2001. Interest bearing balances primarily consist of FHLB overnight account balances.

                                             December 31, 2000     June 30, 2001
                                             -----------------     -------------
                                                    (dollars in thousands)
Cash and cash equivalents
     Non interest bearing and cash on hand        $ 6,937             $ 6,341
     Interest bearing balances                        542              10,788
                                                  -------             -------
     Total                                        $ 7,479             $17,129

The Bank is maintaining a larger balance on its FHLB overnight account because it is the primary source of funds due to the limited borrowing ability of the Bank. Additionally, the yields offered on short-term risk free investments have not exceeded the yield that the overnight account is earning.

The changes in the sources and uses of cash related to operating, investing and financing activities are disclosed in the Company's "Consolidated Statements of Cash Flows".

Investments and mortgage-backed securities

The Company decreased its amount of investment securities during the first six months of 2001, from $4.5 million at December 31, 2000 to $3.0 million at June 30, 2001. The net decrease in investment securities of $1.5 million from December 31, 2000 to June 30, 2001 was primarily due to the sale of $2.0 million in corporate bonds and the call of a $1.5 million agency bond. These decreases in investment securities were partially offset by the purchase of a $2.0 million discount note as discussed below. Management decided to sell investment securities and use the proceeds to pay down advances from the Federal Home Loan Bank. (See further discussion in "Deposits, FHLB advances and other notes payable").

The Bank purchased a $2.0 million par value FHLMC discount note with a yield of 3.3% during the second quarter of 2001. The Bank also entered into a $2.0 million repurchase agreement line of credit with National Bank of Commerce (Birmingham, AL) using the FHLMC discount note as collateral. At June 30, 2001, the Bank had not made any draws on the line of credit.

Mortgage-backed securities held to maturity remained constant at $3.3 million during the first six months of 2001.

Loans

The primary investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama.

During 1995 the Bank converted its charter from a savings and loan association to a commercial bank. From 1996 to the first six months of 2000, the Bank focused its efforts in growing its commercial loan portfolio. However, as a result of the quality of the Bank's loan portfolio, and related reductions in Bank capital, declining and other operational factors, management has decided to re-evaluate its lending strategy. The board of directors and management are actively taking steps to improve the underwriting and credit administration practices of the Bank in order to improve its overall asset quality. During the second quarter of 2001, the Board hired an Executive Vice President and Senior Lending Officer to oversee the administration of the Bank's loan portfolio with primary emphasis on improving overall credit quality of the portfolio. New policies with respect to loan originations are currently being formulated which enhance the quality of future production. While it is not management's intent to curtail the origination of new loans, primary emphasis is being given to problem loan administration.

In addition to the overall philosophical changes implemented by new management, the Bank is bound by regulatory restrictions with respect to its capital ratios. (See further discussion in "Stockholder's Equity".) As a result of declining capital ratios in light of recent loan losses, it has been management's intent to reduce the overall asset size of the Bank, raise additional capital and bring required capital ratios into compliance with regulatory guidelines. Therefore the size of the loan portfolio has declined significantly.

A comparison of the Bank's loan portfolio analysis at December 31, 2000 and June 30, 2001 is as follows:

                                          December 31, 2000        June 30, 2001
                                           Amount     Percent     Amount    Percent
                                           ------     -------     ------    -------
                                                    (dollars in thousands)
         Mortgage loans:
               Residential                 $ 63,709     45.6%    $ 46,159     42.4%
               Commercial                    32,300     23.1       30,635     28.1

               Total mortgage loans          96,009     68.7       76,794     70.5

         Commercial business loans           28,715     20.6       22,921     21.0

         Consumer loans                      21,395     15.3       16,763     15.4
                                           --------    -----     --------    -----

         Total loans                        146,119    104.6      116,478    106.9

         Less:
          Undisbursed loans                   1,304      0.9          555      0.5
          Unamortized loan fees                  49      0.1           36      0.1

          Allowance for possible losses       5,059      3.6        6,936      6.3
                                           --------    -----     --------    -----

         Net loans receivable              $139,707    100.0%    $108,951    100.0%
                                           ========    =====     ========    =====

The preceding table sets forth the composition of the Bank's mortgage, commercial and consumer loan portfolios in dollars and percentages at the dates indicated. As noted, the Bank's loan portfolio has declined from $139.7 million at December 31, 2000 to $108.9 million at June 30, 2001. This decline is attributed to several factors.

Residential mortgage loans have declined as a result of management's decision to sell approximately $5.5 million in adjustable rate residential mortgage loans during the first quarter of 2001. Proceeds from the sale of these loans were utilized to reduce the Bank's outstanding Federal Home Loan Bank advance line of credit. A gain of $90,000 was recorded during the first quarter of 2001 on the sale of these loans. (See further discussion under the captions "Deposits, FHLB and other notes payable" and "Liquidity"). An additional factor in the decline of the residential mortgage portfolio during the first six months of 2001 was the declining interest rate environment. The Bank's residential mortgage portfolio has experienced a high number of refinanced mortgage loans as a result of the low market rates. Although the Bank has directly originated an increased number of residential mortgage loans, the majority of these loans have been sold in the secondary mortgage market as they are low, fixed rate, long-term loans. In managing the interest rate risk of the Bank, these loans are generally not desirable for the Bank's portfolio. The Bank does consider adjustable rate residential mortgage loans desirable, however, current market conditions have not generated a demand in the origination of this type of loans. These factors have contributed to a $17.5 million decline in the Bank's residential mortgage portfolio during the six months ended June 30, 2001.

     The Bank's combined commercial and consumer loan portfolio has declined from $82.4 million at December 31, 2000 to $70.3 million at June 30, 2001. This decline is primarily the result of increased emphasis on collection efforts on commercial business loans and consumer loans resulting in repayments, an increase in the allowance for possible loan losses and problem loan charge-offs. As noted previously, it is not management's intention to curtail lending to the commercial business and consumer market sectors, however, the focus during the first six months of the current year has been on improving credit quality and granting primary attention to the existing portfolio and reevaluating policies and procedures rather than soliciting new business. Thus, new loan production in these areas has been reduced. Management anticipates this focus on credit quality in the existing loan portfolio will continue at least into the fourth quarter of 2001.

Finally, an increase of $1.8 million in the Allowance for Possible Loan Losses from $5.1 million at December 31, 2000 to $6.9 million at June 30, 2001 also contributed to the decline in net loans receivable for the six months ending June 30, 2001. (See further discussion below.)

At June 30, 2001, the Company had no significant commitments to originate fixed-rate loans. At June 30, 2001, the Company had commitments to originate variable rate loans, including unused commercial business lines of credit, and standby letters of credit as follows (in thousands):

           Commitments to extend credit        $    555
           Unused lines of credit              $  6,963
           Standby letters of credit           $     10


Non performing Assets

Non performing assets include loans classified as nonaccrual, contractually past due 90 days and repossessed assets. The Company's policy is to classify loans as nonaccrual and stop accruing interest when a loan is 90 days delinquent as to principal or interest unless collection of both is assured by collateral, guarantees or other security. Non accruing loans are reviewed for impairment, and the Company has identified impaired loans based on estimated net realizable value and provided for possible loan loss allowances as discussed in "Provision for Loan Losses" below.

Accruing loans contractually past due 90 days or more are primarily comprised of mortgage loans or collateralized consumer loans. Such loans are generally based on 75% to 90% of appraised or estimated fair value, and collection efforts are ongoing. Management participates in the monitoring of these loans and at such time as full collection of principal and interest is in doubt, the loans are classified as nonaccrual and evaluated for impairment.

The following table sets forth non performing assets as of December 31, 2000 and June 30, 2001 (dollars in thousands):


                                                    December 31,         June 30,
                                                        2000               2001
                                                  -----------------   ----------------
Loans accounted for on
      a nonaccrual basis                                   $ 2,294            $ 4,199

Accruing loans which are contractually
     past due 90 days or more                                1,400              3,411
                                                  -----------------   ----------------
Total of nonaccrual and
     90 days past due loans                                $ 3,694            $ 7,610

Foreclosed real estate and other assets                      1,070              1,746
                                                  -----------------   ----------------

Total  non performing assets                               $ 4,764            $ 9,356
                                                  =================   ================

     Total non-performing assets increased substantially during the first six months of 2001 from $4.8 million at year-end to $9.4 million at June 30, 2001. Non-accrual loans accounted for $1.9 million of this increase, accruing loans which are contractually past due 90 days or more accounted for $2.0 million, of the increase while other real estate owned and repossessed assets accounted for the remaining $676,000. The increases in non-accruals and 90-day delinquencies are in large part due to the significant amount of commercial and consumer loans, which were originated as single-payment loans with maturities at calendar quarter-end (i.e. March 31 and June 30). In addition, employee turnover has led to slower collection and renewal efforts than desired during the second quarter of the year. Management has placed increased emphasis on the collection process as evidenced by the overall reduction in the portfolio and has added a new collection officer during the second quarter 2001. Despite these efforts, the volume of non-performing assets has risen considerably. No assurance can be given that the level of nonperforming assets will not increase substantially in future periods.

Foreclosed real estate and other assets increased $676,000 during the six-month period ended June 30, 2001. This increase is primarily attributable to two parcels of residential real estate. The Bank has since entered into a contract to sell one of the parcels.

Allowance for Loan Losses and Provision for Loan Losses

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, regulatory classification of assets, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses increased from $5.1 million as of December 31, 2000 to $6.9 million as of June 30, 2001. The allowance for loan losses represented 3.6% and 6.4% of total loans receivable at December 31, 2000 and June 30, 2001, respectively. The allowance for loan losses was 136.9% of non-performing loans as of December 31, 2000, compared to 91.1% as of June 30, 2001.

In the opinion of management, the allowance for loan losses was adequate at June 30, 2001, to provide for potential loan losses in the loan portfolio at that date. While management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase the allowance in the future. Such increases could have a material adverse affect on the Bank's financial condition and results of operations. Losses ultimately confirmed will vary from original estimates and, adjustments, as necessary, are made in the period in which these factors and other considerations become known.

The following table sets forth information with respect to the Bank's allowance for loan losses for 2001 as compared to the comparable periods in 2000 (dollars in thousands):


                                    Allowance for Loan Losses
                                    -------------------------
                                        Three months ended
                                             June 30,
                                         2000      2001
                                        ------    ------
                                         (in thousands)
Activity:

   Balance - beginning of period        $1,470    $5,762

Add:
   Provision for loan losses             1,127     2,092
   Recoveries                               29        15

Less:
   Charge - offs                         1,126       933
                                        ------    ------

   Balance - end of period              $1,500    $6,936
                                        ======    ======

                                 Allowance for Loan Losses
                                 -------------------------
                                     Six months ended
                                        June 30,
                                     2000      2001
                                    ------    ------
                                     (in thousands)
Activity:

   Balance - beginning of period    $1,400    $5,059

Add:
   Provision for loan losses         1,285     2,905
   Recoveries                           39       124

Less:
   Charge - offs                     1,224     1,152
                                    ------    ------

   Balance - end of period          $1,500    $6,936
                                    ======    ======



No allowance had been specified for impaired loans at June 30, 2000. At June 30, 2001 the recorded investment in loans that were considered to be impaired was $4.2 million. Collateral dependant loans, which were measured at the fair value of the collateral, constituted approximately all of the impaired loans at June 30, 2001. There was approximately $2.6 million at June 30, 2001, in the allowance for loan losses specifically allocated to impaired loans.

As evidenced by the table above, the Bank's allowance for loan losses at June 30, 2001 has increased substantially since the comparable period in 2000. The allowance for loan losses has been significantly impacted by an increase in charged-off loans beginning in the second quarter of 2000. In addition, the provision for loan losses has been increased to replenish the allowance to an acceptable level to cover future anticipated losses. Factors contributing to these increases are discussed below.

During the second quarter of 2000, Management charged-off approximately $925,000 for possible fraudulent loans to a commercial customer of the Bank as well as loans to several persons affiliated with the customer. The Bank is currently coordinating with the appropriate agencies regarding these transactions and the ongoing investigation. The Bank has fidelity bond coverage and has filed a claim of loss with regard to this incident. The likelihood of recovery has not been determined or reflected in the financial statements at June 30, 2001. Year-to-date charge-offs as of June 30, 2000 totaled $1.3 million.

Management continued to charge-off loans associated with the possible fraudulent activity during the third quarter of 2000 along with other sizeable loans to a small group of commercial customers. Additional charge-offs during the third quarter 2000 amounted to $1.9 million while year-to-date charge-offs for this period were $3.1 million. Despite the increased level of charge-offs, the provision for loan losses during this period was equivalent to an amount to provide for an allowance for loan losses of approximately $1.5 million.

During the fourth quarter of 2000, the Bank conducted a review for possible loan losses of customers with aggregate loans over $250,000. As a result of this review classified assets increased from a level of approximately 2.5% of total assets during the third quarter of 2000 to a level of 11.9% of total assets during the fourth quarter of 2000. In addition, additional charge-offs were recorded during the fourth quarter and the allowance for loan losses increased through a provision to $5.1 million.

In an effort to resolve the increasing level of problem loans, new management was appointed during the first and second quarters of 2001. During this time the Bank began to perform a comprehensive review of all credit relationships over $100,000. This review was prompted by the concerns noted by Management and the Board of Directors. This ongoing review has resulted in an increase of adversely classified assets within the Bank's loan grading system at June 30, 2001 to 12.4% of total assets. Consequently, the provision for loan losses totaled $813,000 during the first quarter of 2001 and $2.1 million during the second quarter of 2001 or $2.9 million on a year-to-date basis. Additionally, known losses on non-performing unsecured loans, bankruptcies and other inadequately secured commercial/consumer loans have been charged-off. Charge-offs totaled $219,000 during the first quarter 2001 and $933,000 during the second quarter resulting in total charge-offs of $1.2 million during the six months ended June 30, 2001.

Although, the board and management believe that substantially all of the problem loans in the portfolio have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge offs and transfer of currently performing real estate and commercial loans to a nonaccrual status.

Deposits, FHLB advances and other notes payable

Deposit balances decreased $7.9 million from $131.2 million at December 31, 2000 to $123.3 million at June 30, 2001. The decrease was primarily in certificates of deposits. The Bank plans to reduce the cost of deposit funds by aggressively seeking demand deposit or lower cost checking account funds. A new checking account campaign was introduced July 1, 2001. The interest rate paid on the average balance of deposits increased from 4.62% in the first six months of 2000 to 5.05% in the first six months of 2001.

Although the prime rate decreased from 9.50% to 6.75% during the first six months of 2001, the Bank's cost of funds for deposits increased primarily due to the cost on certificates of deposits which comprise the majority of the Bank's deposits. Higher interest rates were offered on 13 month and 18 month certificates during the last six months of 2000 in an effort to retain and acquire new deposits. These specials were offered at higher rates and are still impacting the Bank's costs of funds as these accounts are just beginning to mature and reprice.

At June 30, 2001, savings certificates amounted to $88.6 million, or 71.8%, of the Company's total deposits, including $57.7 million that were scheduled to mature by June 30, 2002. Management of the Company believes it has adequate resources to fund all loan commitments with savings deposits, available FHLB overnight account funds, a newly acquired $2.0 million secured line of credit agreement (as discussed in "Investment and Mortgage-Backed Securities") and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company decreased its borrowings from the FHLB by $12.6 million to $12.9 million in the six months ended June 30, 2001, from $25.5 million on December 31, 2000. These funds were obtained by the sale of loans and proceeds from payoffs and regular payments on loans in the first six months of 2001.

Stockholders' equity

Total stockholders' equity decreased as a result of the net loss of $1.7 million to $7.5 million at June 30 2001, from $9.2 million as of December 31, 2000.

                                                                                     Percentage of
                                                                                     adjusted total
                                                                         Amount          assets
First Southern Bancshares, Inc:                                          (Dollars in thousands)
Primary capital ratios:
GAAP capital                                                            $  7,513
Adjustments:
Mortgage servicing rights                                                     (8)
Net unrealized loss on securities available for sale                           8
                                                                        --------

Tier 1 capital                                                             7,513             5.07%
Minimum Tier 1 (leverage) requirement                                      5,922             4.00%
                                                                        --------       ----------

Excess                                                                  $  1,591             1.07%
                                                                        ========       ==========

Risk-based capital ratios:
Core (Tier 1) Capital                                                      7,513             6.80%
Minimum core capital                                                       4,422             4.00%
                                                                        --------       ----------

Excess                                                                  $  3,091             2.80%
                                                                        ========       ==========

Risk-based capital                                                      $  8,941             8.09%
Minimum risk-based capital requirement                                     8,843             8.00%
                                                                        --------       ----------

Excess                                                                  $     98             0.09%
                                                                        ========       ==========


                                                                                      Percentage of
                                                                                      adjusted total
                                                                         Amount           assets
First Southern Bank:                                                      (Dollars in thousands)
Total capital (to risk-weighted assets)                                 $  7,954             7.32%
To be adequately capitalized under the FDICIA
  prompt corrective action provisions                                      8,697             8.00%
                                                                        --------       ----------
Excess (Deficit)                                                        $   (743)           (0.68)%
                                                                        ========       ==========
Tier 1 capital (to risk-weighted assets)                                $  6,526             6.00%
To be adequately capitalized under the FDICIA
  prompt corrective action provisions                                      4,348             4.00%
                                                                        --------       ----------
Excess                                                                  $  2,178             2.00%
                                                                        ========       ==========
Tier 1 capital (to average assets)                                      $  6,526             4.46%
To be adequately capitalized under the FDICIA
  prompt corrective action provisions                                      5,856             4.00%
                                                                        --------       ----------
Excess                                                                  $    670             0.46%
                                                                        ========       ==========

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

Under the FDICIA prompt corrective action provisions applicable to banks, as of June 30, 2001 the Bank is categorized as under capitalized. As a result of an examination by the Alabama State Banking Department in the fourth quarter of 2000 and ongoing declines in equity during the first six months of 2001, the Bank has agreed to raise Tier 1 capital to average assets to 7.00%. Management has prepared for approval by the Alabama State Banking Department a capital plan to restore the Bank's capital to a satisfactory level. To be categorized as well capitalized, the Bank must maintain the capital ratios as set forth in the preceding table and not be subject to a capital order.

Effective July 6, 2001, Bancshares entered into a Memorandum of Understanding ("MOU") with the Federal Reserve Bank of Atlanta. The MOU prohibits Bancshares from incurring any additional debt without the prior written approval of the Federal Reserve. The MOU also prohibits Bancshares from declaring or paying any dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank. Bancshares must adopt a capital plan and capital and dividend policy. Bancshares is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta. The Memorandum will remain in effect until modified or terminated by the Federal Reserve.

Effective August 7, 2001, the Bank and its directors made certain written assurances to the Superintendent of Banks of the State of Alabama (the "Department"). Such written assurances focus a bank and its board of directors on specific problems the Department considers to be of supervisory concern. The Bank committed to take certain actions with respect to the Bank's management, asset quality and loan administration, capital, and asset/liability management. Specifically, the Bank has agreed to restore its leverage capital ratio to at least 7.00% by August 31, 2001, which capital requirement is the basis for the efforts by Bancshares management to raise capital by a private placement equity offering as discussed in the "Stockholder's Equity" section of Management's Discussion and Analysis. In addition, the written assurances places certain limitations on the Bank's ability to take certain actions, such as prohibiting the Bank from declaring or paying any dividends without the concurrence of the Department. Management of the Company cannot currently estimate the effects of these commitments on the financial condition, liquidity, and results of operations of the Bank or Bancshares.

Bancshares and the Bank believe that each is currently in compliance with their respective regulatory agreements. While Bancshares and the Bank have taken actions to achieve compliance with the regulatory agreements in a timely manner, there are no assurances that we will be successful in fully complying with the regulatory agreements within the timeframes set forth in the agreements. If Bancshares or the Bank does not comply with the terms of the regulatory agreements, the regulators will consider formal administrative action, such as a Cease and Desist Order. Noncompliance with the terms of a Cease and Desist Order may subject Bancshares, the Bank or their directors to civil monetary penalties or the termination of deposit insurance.

In July 2001 Bancshares commenced a private placement of Series A Preferred Stock to raise up to $4 million in equity capital and a private placement of Series B Preferred Stock to raise up to $1.2 million in equity capital. Bancshares intends to use approximately $3.5 million of the net proceeds of these offerings to contribute capital to the Bank. Bancshares intends to retain the remaining net proceeds to be used as a cash reserve for further capital contributions to the Bank, if needed, and for general corporate purposes. The directors of the Bank have committed to purchase at least $1.0 million of the Series A Preferred Stock. These offerings, which are anticipated to be closed by August 31, 2001, are being made only to a limited number of accredited investors.

As of August 16, 2001, Bancshares has received subscriptions agreements to purchase approximately $3.5 million of Preferred Stock in these offerings, and as a part of such subscriptions Bancshares has received cash of $2.1 million, which is being held in a separate account. We believe that the proceeds from the equity offerings, plus the $1.0 million credit line to be arranged by the directors (discussed below) will provide sufficient capital and capital availability to the Bank to satisfy regulatory requirements. However, we may not be successful in raising sufficient new equity to meet the regulatory capital requirements. If the Bank fails to satisfy the regulatory capital requirements, it may become subject to formal action such as a Cease and Desist Order, as discussed above.

The directors of Bancshares have personally agreed to guarantee, and have agreed by August 31, 2001 to arrange with a commercial bank a credit line of up to $1.0 million, and any funds drawn on the credit line will be for the sole purpose of contributing additional capital to the Bank. This credit line, which is in addition to the commitments of the directors to purchase Series A Preferred Stock as part of the equity offering referenced above, is an element of providing available capital for the Bank, in accordance with the Agreement with the Department.

Liquidity

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank's primary sources of funds are deposits and proceeds from principal interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Additionally, Bancshares requires cash for various operating needs including dividends to shareholders and general corporate expenses. The primary source of liquidity for Bancshares is dividends from the subsidiary Bank. As noted in the "Stockholders' Equity" section above, the Bank is restricted from paying any dividends to Bancshares under the terms of the Agreement. Management does not anticipate paying dividends on common stock for the foreseeable future.

During the six months ended June 30, 2001, the Company's FHLB credit availability program, which has a credit limit equal to 10% of the bank's assets, was modified by the FHLB to increase the percentage of mortgage loans, which must be held in relation to the amount outstanding under the line of credit. All existing debt and any future borrowings from the FHLB require physical transfer of the requisite percentage of qualifying mortgage loans to the FHLB. Credit availability is limited to 85% of the fair value of qualifying mortgage loans held as collateral. At June 30, 2001, the Company has transferred and pledged mortgage loans aggregating $15.6 million to the FHLB to collateralize outstanding advances of $12.9 million at that date. The modification of the credit availability program and the requirement to pledge qualifying mortgages for any additional borrowings from the FHLB limits the Company's short-term liquidity.

Liquid assets of the Bank increased from $11.9 million at December 31, 2001 to $20.1 million at June 30, 2001. It is management's policy to maintain sufficient liquid assets to cover all foreseeable demands on cash. In conjunction with the Agreement, management is revising its liquidity and funds management policies in an effort to improve its liquidity position.

In addition to the liquidity issues discussed above, as an insured institution as described in the Federal Deposit Insurance Act, the Bank is required to maintain "cash reserves" under guidelines established by the Federal Reserve. Depository institutions, as defined by the Federal Reserve, are required to maintain cash reserves for the purpose of facilitating the implementation of monetary policy of the Federal Reserve System. At June 30, 2001, the Bank's qualifying reserves of $1.6 million exceeded the required reserve of $236,000.


                     COMPARISON OF OPERATING RESULTS FOR THE
                    THREE MONTHS ENDED JUNE 30, 2000 AND 2001

General

Basic earnings (loss) per share decreased to ($1.14) as compared to ($.25) for the second quarter of 2000, and diluted earnings (loss) per share decreased to ($1.14) as compared to ($.23) for the second quarter of 2000. Consolidated net income (loss) for the quarter ended June 30, 2001, was ($1.4 million) as compared to $(313,000) in the second quarter of 2000.

Net Interest Income

The second quarter net interest income (loss) after provision for loan losses was ($1.0 million), which was $1.5 million less than the $525,000 reported for the comparable period in 2000. The decrease is due primarily to the decrease in the average balance of interest earning assets from $166.5 million in the second quarter of 2000 to $132.6 million in the second quarter of 2001 and an increase in the provision for possible loan losses. The decrease in interest earning assets is summarized in the average balance table shown below:

                                           (dollars in thousands)
                                    Quarter ended           Quarter ended
                                    June 30, 2000           June 30, 2001
                                    -------------           -------------
Net loans                             $156,009                $118,134
Mortgage-backed securities               3,462                   3,316
Marketable securities                    4,368                   2,354
FHLB overnight account                     792                   6,993
FHLB stock                               1,839                   1,866
                                      --------                --------
               Total                  $166,470                $132,663

The average balance of net loans decreased by $37.8 million from the second quarter of 2000 to the second quarter of 2001. In addition to payoffs and regular payments, $4.6 million in loans were charged off and $5.5 million in loans were sold between the second quarter of 2000 and the second quarter of 2001. (See further discussion in "Cash and Cash equivalents.")

Interest Income

Interest income for the second quarter of 2001 was $2.7 million compared with $3.6 million for the second quarter of 2000, representing a decrease of $897,000 or 24.7%. The decrease was primarily attributable to the decrease in average interest earning assets in the second quarter of 2001 as previously mentioned. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 8.74% for the second quarter of 2000 to 8.26% for 2001, as a result of lower interest rates related to the rate reductions by the Federal Reserve Bank.

Interest on loans receivable decreased $1.0 million from $3.5 million for the quarter ended June 30, 2000 to $2.5 million for the quarter ended June 30, 2001 primarily due to the decrease in the average balance of loans from $156.0 million in the second quarter of 2000 to $118.1 million in the second quarter of 2001. The annual yield on loans also decreased from 8.84% in the second quarter of 2000 to 8.60% in the second quarter of 2001.

Interest on mortgage-related securities decreased by $3,000 from $59,000 during the second quarter of 2000 to $56,000 in 2001 as a result of the average balance of mortgage-related securities decreasing by $150,000 during the second quarter of 2001 ($3.3 million) as compared to the second quarter of 2000 ($3.5 million). The average yields from such securities decreased from 6.77% in the second quarter of 2000 to 6.71% in the second quarter of 2001 as a result of lower yielding mortgage-related securities in the portfolio.

Income from the investment securities portfolio decreased by $35,000 from $71,000 during the second quarter of 2000 to $36,000 in the second quarter of 2001 as the result of the average balance of investment securities decreasing by $2.0 million during the second quarter of 2001 ($2.4 million) as compared to the second quarter of 2000 ($4.4 million).

Other interest income is comprised of earnings on the overnight account and time deposits at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. The $50,000 increase in other interest income in 2001 to $107,000 when compared to the second quarter of 2000 other interest income of $57,000 is due primarily to the increased interest earnings on the FHLB overnight account and on money market funds due to an increase in average invested balances from $800,000 in the second quarter of 2000 to $7.0 million in the second quarter of 2001. These funds were obtained through the sale of mortgage loans, proceeds from payoffs and regular payments on loans as discussed above. The yield on FHLB overnight funds is 4.15% for the second quarter of 2001 as compared to 6.20% for the second quarter of 2000. FHLB dividends were $31,000 during the second quarter of 2001 as compared to $35,000 in the second quarter of 2000 due to a decrease in the average yield on FHLB stock from 7.71% at June 30, 2000 to 6.73% at June 30, 2001.

Interest Expense

Interest expense in the second quarter of 2001 was $1.7 million compared with $2.0 million the second quarter of 2000, representing a decrease of $305,000 or 15.4%.

Interest on deposits the second quarter of 2001 remained relatively constant at $1.5 million compared with $1.4 million the second quarter of 2000, which represents an increase of $34,000. The decrease in the average balance of deposits from $122.5 million in the second quarter of 2000 to $118.6 million in the second quarter of 2001 was partially offset by the increase in the average interest cost on deposits from 4.71% in the second quarter of 2000 to 4.98% in the second quarter of 2001 as higher interest rates were offered on certificates of deposits primarily in 13 month and 18 month certificates that were originated in the last six months of 2000, as discussed above.

Other interest expense primarily relates to FHLB of Atlanta borrowings and decreased by $339,000 to $202,000 in the second quarter of 2001 when compared to the second quarter of 2000 total of $541,000 due to the decrease in average borrowings of $20.6 million during the second quarter of 2001 ($13.0 million) from the second quarter of 2000 average levels of $33.5 million. This decrease in borrowings was primarily funded by the sale of single-family mortgage loans and proceeds from payoffs and regular payments on loans as discussed above.

Non-interest Income.

Non-interest income for the second quarter decreased from $184,000 in 2000 to $7,000 in 2001 due primarily to losses on real estate owned of $88,000 and losses on repossessed assets of $105,000 incurred in the second quarter of 2001.

Non-interest Expense.

The second quarter non-interest expenses for 2001 increased from $1.2 million in 2000 to $1.3 million, primarily due to increased costs associated with the internal loan review and loan administration and collection efforts as discussed above.

Income Taxes

Income tax (benefit) in the second quarter of 2001 and 2000 was ($933,000) and ($196,000), respectively, representing expected federal and state tax rates of 38% to 40%.

                     COMPARISON OF OPERATING RESULTS FOR THE
                     SIX MONTHS ENDED JUNE 30, 2000 AND 2001

General

Consolidated net income (loss) for the six months ended June 30, 2001 was ($1.8 million) as compared to ($38,000) for the six months ended June 30, 2000. Basic earnings (loss) per share for the six months ended June 30, 2001, was ($1.41) as compared to ($.03) for the comparable period in 2000, and diluted earnings
(loss) per share for the six months ended June 30, 2001 was ($1.41) as compared to ($.03) for the comparable period in 2000.

Net Interest Income

For the six months ended June 30, 2001, net interest income after provision for loan losses was ($504,000) or $2.5 million less than the $2.0 million reported for the comparable period in 2000. The decrease is due primarily to the decrease in the average balance of interest earning assets from $166.4 million in the first six months of 2000 to $139.5 million in the first six months of 2001 and an increase in the provision for possible loan losses.

The decrease in interest earning assets is summarized in the average balance table shown below:


                              Six months ended          Six months ended
                               June 30, 2000             June 30, 2001
                              ----------------          ----------------
                                      (dollars in thousands)
Net loans                         $155,900                  $126,586
Mortgage-backed securities           3,481                     3,334
Marketable securities                4,379                     3,390
FHLB overnight account                 869                     4,349
FHLB stock                           1,764                     1,866
                                  --------                  --------
               Total              $166,393                  $139,525

The average balance of net loans decreased by $37.8 million from the second quarter of 2000 to the second quarter of 2001. In addition to payoffs and regular payments, $4.6 million in loans were charged off and $5.5 million in loans were sold between the second quarter of 2000 and the second quarter of 2001. The average balance on the FHLB overnight account increased by $3.4 million between the second quarter of 2000 and the second quarter of 2001. (See further discussion in "Cash and cash equivalents.")

Interest Income

Interest income for the six months ended June 30, 2001 was $6.0 million compared with $7.2 million for the six months ended June 30, 2000, representing a decrease of $1.2 million or 16.7%. The decrease was primarily attributable to the balance of average interest earning assets decreasing from $166.4 million in the six months ended June 30, 2000 to $139.5 million in the six months ended June 30, 2001. The yield on the average balance of interest earning assets also decreased from 8.66% in the six months ended June 30, 2000 to 8.60% in the six months ended June 30, 2001.

Interest on loans receivable decreased $1.2 million to $5.6 million during the six months ended June 30, 2001 as compared to $6.8 million in the six months ended June 30, 2000. The decrease was primarily attributable to a decrease in average net loans of $29.3 million in the six months ended June 30, 2001 ($126.6 million) from the comparable period in 2000 ($155.9 million).

Interest on mortgage-related securities decreased by $6,000 from $118,000 during the six months ended June 30, 2000 to $112,000 in 2001 as a result of the average balance of such securities decreasing from $3.5 million in the six months ended June 30, 2000 to $3.3 million in the six months ended June 30, 2001.

Income from the investment securities portfolio decreased by $33,000 from $142,000 during the six months ended June 30, 2000 to $109,000 in the six months ended June 30, 2001 as the result of the average balance of investment securities decreasing from $4.4 million during the six months ended June 30, 2000 to $3.3 million for the six months ended June 30, 2001, as a result of the changes in the investment securities portfolio.

Other interest income is comprised of earnings on the overnight account and time deposits at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. The $60,000 increase in other interest income in 2001 to $170,000 when compared to the six months ended June 30, 2000 other interest income of $110,000 is due primarily to the increased average invested balance on the FHLB overnight account from $900,000 at June 30, 2000 to $4.3 million for the six months ended June 30, 2001. FHLB dividends were $68,000 during the six months ended June 30, 2000 as compared to $64,000 in the six months ended June 30, 2001 due to a decrease in the average yield on FHLB stock from 7.71% at June 30, 2000 to 6.94% at June 30, 2001.

Interest Expense

Interest expense in the six months ended June 30, 2001 was $3.6 million compared with $3.9 million in the six months ended June 30, 2000, representing a decrease of $300,000 or 7.7%.

Interest on deposits in the six months ended June 30, 2001 was $3.0 million compared with $2.8 million in the six months ended June 30, 2000, representing an increase of $205,000 or 7.1%. The increase is due to the increase in average interest cost on deposits to 5.05% from 4.62% in the six months ended June 30, 2000 as higher interest rates were offered on certificates of deposits due primarily to the increase in market interest rates offered on certificates of deposits. The increase in the average interest costs was partially offset by a decrease in the average balance of interest bearing deposits from $122.7 million for the six months ended June 30, 2000 to $120.3 million for the six months ended June 30, 2001.

Other interest expense primarily relates to FHLB of Atlanta borrowings and decreased by $521,000 to $557,000 in the six months ended June 30, 2001 when compared to the six months ended June 30, 2000 total of $1.1 million due to a decrease in average borrowings of $17.1 million during the six months ended June 30, 2001 to $19.0 million from the six months ended June 30, 2000 average levels of $36.1 million. This decrease in borrowings was primarily funded by the sale of single-family mortgage loans, proceeds from payoffs and regular payments on loans as discussed above.

Non-interest Income.

Non-interest income for the six months ended June 30, 2001 of $207,000 decreased from $369,000 for the comparable period in 2000. The decrease in non-interest income was primarily attributable to an increase of $96,000 of losses on real estate owned and an increase in losses on repossessed assets of $164,000 incurred in the first six months of 2001, which were partially offset by an increase of $137,000 in gains on loans sold.

Non-interest Expense.

Non-interest expenses for the first six months of 2001 increased $207,000 from $2.4 million in 2000 to $2.7 million due primarily to increased costs associated with the internal loan review and loan administration and collection efforts discussed above.

Income Taxes

Income tax (benefit) in the six months ended June 30, 2001 and 2000 was ($1.2 million) and ($27,000), respectively, or approximately 40% of income before income taxes representing expected federal and state tax rates.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders ("Meeting") was held on May 23, 2001. The results of the vote on the matters presented at the Meeting were as follows:

The following individuals were elected as directors for the term expiring in 2004:

                              Votes For                  Votes Withheld
                              ---------                  --------------
Steve McKinney                 753,887                        8,450
J. Acker Rogers                751,179                       11,158

The directors whose term continued at the Annual Meeting are:

S. Greg Beadle
James E. Bishop
Robert C. Redd

ITEM 5 - OTHER INFORMATION

Not applicable.
                                       20

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K
(a)       Exhibits

          (3a)      Certificate of Incorporation of the Company*
          (3a)(i)   Certificate of Amendment of Certificate of
                    Incorporation***
          (3b)      Bylaws of the Company*
          (3b)(i)   Amendment to Bylaws dated September 10, 1998****
          (10a)     1996 Stock Option Plan of the Company**
          (10b)     1996 Management Recognition and Development Plan of the
                    Company**
          (10c)     Employment Agreement with Robert C. Redd*****
          (10d)     Employment Agreement with Billy Jack Johnson

          ---------------------
          * Incorporated by reference to the Company's Registration Statement on Form S-1, as amended.
          ** Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.
          ***       Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997.
          ****      Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.
          ***** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001.

(b)       Report on Form 8-K


    1. On April 10, 2001, the Company filed a Form 8-K to report the resignation of Thomas N. Ward as Executive Vice President, Chief Operating Officer and a Director of the Company and the Bank. The Company filed an amendment to this Form 8-K on April 11, 2001.

    2. On April 11, 2001, the Company filed an Amended Form 8-K to amend a Form 8-K filed on January 18, 2001 to report the resignation of Charles
         L. Frederick, Jr. as President, Chief Executive Officer and a Director of the Company and the Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FIRST SOUTHERN BANCSHARES, INC.


Date     August 20, 2001     /s/ Robert C. Redd
      ------------------     ---------------------------------------------------
                             Mr. Robert C. Redd
                             President and Chief Executive Officer




Date     August 20, 2001     /s/ Ms. Glenda Young
      ------------------     ---------------------------------------------------
                             Ms. Glenda Young
                             Senior Vice President and Chief Accounting Officer