Form 10QSB
period 2001-09-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 2001-11-19
CIK 934302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-QSB

(Mark One)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the quarterly period ended September 30, 2001

[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934

Commission file number 0-25478
________________________

FIRST SOUTHERN BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-1133624
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

102 South Court Street
Florence, Alabama 35630
 (Address of principal executive offices including zip code)

(256) 764-7131
 (Registrant's telephone number, including area code)
________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,256,715 shares of $.01 par value common stock as of November 13, 2001.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)
	September 30, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$ 24,378	$ 7,479
Investment securities available for sale, at market	3,042	4,497
Mortgage-backed securities, held to maturity, at cost	3,262	3,367
Loans receivable, net	98,519	139,707
Foreclosed real estate and other assets	1,346	688
Premises and equipment, net	3,224	3,412
Federal Home Loan Bank stock, at cost	1,866	1,866
Accrued interest receivable	1,097	1,850
Deferred income taxes	--	1,682
Other assets	1,576	2,836
Total Assets	138,310	167,384
	========	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits	$ 123,094	$ 131,218
Advances from Federal Home Loan Bank	5,900	25,514
Other notes payable	825	825
Other liabilities	509	597
Total Liabilities	130,328	158,154

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' EQUITY
Preferred stock, 500,000 shares authorized (all series), $.01 par value:
Series A - 250,000 shares authorized; 160,350 issued and outstanding	1	--
Series B - 56,000 shares authorized; 47,775 issued and outstanding	1	--
Common stock, $.01 par value; 4,000,000 shares authorized; 2,076,969 shares issued and 1,256,715 outstanding	21	21
Additional paid-in capital	15,893	11,429
Retained earnings-substantially restricted	3,540	9,354
Unearned employee compensation - MRDP	--	(68)
Net unrealized gain (loss) on securities available for sale	7	(39)
Treasury stock, at cost	(11,481)	(11,467)
Total shareholders' equity	7,982	9,230
Total liabilities and shareholders' equity	$ 138,310	$ 167,384
	========	========

See accompanying selected notes to consolidated financial statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Interest income:
Loans	$ 2,039	$ 3,386	$ 7,646	$ 10,224
Mortgage-backed securities	56	58	168	176
Investment securities	32	71	141	213
Other	168	55	338	165
Total interest income	2,295	3,570	8,293	10,778
Interest expense:
Deposits	1,402	1,535	4,442	4,370
Federal Home Loan Bank advances and other	161	482	718	1,560
Total interest expense	1,563	2,017	5,160	5,930
Net interest income	732	1,553	3,133	4,848
Provision for loan losses	599	1,867	3,504	3,152
Net interest income (loss) after provision for loan losses	133	(314)	(371)	1,696
Noninterest income:
Loan fees and service charges	111	158	376	455
Net gains on sale of loans	26	26	210	73
Gains (losses) on real estate owned and other assets	(103)	(6)	(363)	(1)
Loss on sale of investments	--	--	(6)	--
Other	13	8	37	28
Total noninterest income	47	186	254	555
Noninterest expense:
Compensation and employee benefits	570	678	1,854	2,118
Building and occupancy expense	195	169	527	525
Data processing expense	132	109	371	319
Advertising	17	42	41	110
Insurance expense	97	28	149	87
Other	612	284	1,332	595
Total noninterest expense	1,623	1,310	4,274	3,754
Income (loss) before income taxes	(1,443)	(1,438)	(4,391)	(1,503)
Income tax expense (benefit)	2,592	(572)	1,423	(599)
Net income (loss)	$ (4,035)	$ (866)	$ (5,814)	$ (904)
	=========	==========	==========	==========
Basic earnings (loss) per share	$ (3.21)	$ (0.69)	$ (4.62)	$ (0.72)
	=========	=========	=========	=========
Diluted earnings	$ (3.21)	$ (0.69)	$ (4.62)	$ (0.71)
	=========	=========	=========	=========
Dividends per share:
Regular cash dividends	$ --	$ 0.125	$ --	$ 0.375
Total dividends per share	$ --	$ 0.125	$ --	$ 0.375
	=========	=========	=========	=========

See accompanying selected notes to consolidated financial statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(In thousands, except share data)
(Unaudited)

	Preferred Stock				Common Stock
	Series A		Series B		Issued		In Treasury		Additional Paid-In
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital

Balances at January 1, 2001	--	--	--	--	2,076,969	$ 21	(817,958)	$ (11,467)	$ 11,429
Net income (loss) for the nine months ended September 30, 2001	--	--	--	--	--	--	--	--	--
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	--	--	--	--	--	--	--
Total comprehensive income	--	--	--	--	--	--	--	--	--
Issuance of preferred stock	160,350	1	47,775	1	--	--	--	--	4,486
Acquisition of treasury stock	--	--	--	--	--	--	(2,296)	(14)	(22)
Amortization of MRDP unearned compensation	--	--	--	--	--	--	--	--	--
Net for the period	160,350	1	47,775	1	--	--	(2,296)	(14)	4,464
Balances at September 30, 2001	160,350	$ 1	47,775	$ 1	2,076,969	$ 21	(820,254)	$ (11,481)	$ 15,893
	======	=====	=====	======	=======	=====	=======	=======	======

Balance at January 1, 2000	--	$ --	--	$ --	2,076,969	$ 21	(763,598)	$ (10,827)	$11,425
Net income (loss) for the year ended December 31, 2000	--	--	--	--	--	--	--	--	--
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	--	--	--	--	--	--	--
Total comprehensive income	--	--	--	--	--	--	--	--	--
Cash dividends	--	--	--	--	--	--	--	--	--
Acquisition of treasury stock	--	--	--	--	--	--	(54,360)	(640)	--
ESOP share committed for release	--	--	--	--	--	--	--	--	4
Amortization of MRDP unearned compensation	--	--	--	--	--	--	--	--	--
Net for the period	--	--	--	--	--	--	(54,360)	(640)	4
Balances at December 31, 2000	--	--	--	--	2,076,969	$ 21	(817,958)	$ (11,467)	$ 11,429
	====	====	====	======	=======	=====	=======	=======	======

See accompanying selected notes to consolidated financial statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(In thousands, except share data)
(Unaudited)

		Unearned Employee Compensation
	Retained Earnings Substantially Restricted	ESOP	MRDP	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances at January 1, 2001	$ 9,354	--	$ (68)	$ (39)	$ 9,230
Net income (loss) for the nine months ended September 30, 2001	(5,814)	--	--	--	(5,814)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	--	46	46
Total comprehensive income	--	--	--	--	(5,768)
Issuance of preferred stock	--	--	--	--	4,488
Acquisition of treasury stock	--	--	--	--	(36)
Amortization of MRDP unearned compensation	--	--	68	--	68
Net for the period	(5,814)	--	68	46	(1,248)
Balances at September 30, 2001	$ 3,540	$ --	--	$ 7	$ 7,982
	======	=====	=====	======	=======

Balance at January 1, 2000	$ 13,856	(112)	$ (290)	$ (104)	$ 13,969
Net income (loss) for the year ended December 31, 2000	(3,891)	--	--	--	(3,891)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	--	65	65
Total comprehensive income	--	--	--	--	(3,826)
Cash dividends	(611)	--	--	--	(611)
Acquisition of treasury stock	--	--	--	--	(640)
ESOP share committed for release	--	112	--	--	116
Amortization of MRDP unearned compensation	--	--	222	--	222
Net for the period	(4,502)	112	222	65	(4,739)
Balances at December 30, 2000	$ 9,354	--	$ (68)	$ (39)	$ 9,230
	=======	======	=======	=======	========

See accompanying selected notes to consolidated financial statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$ (5,814)	$ (904)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	230	165
Provision for loan losses	3,504	3,152
Provision for deferred income taxes (benefit)	1,728	155
Amortization/accretion of premiums/discounts on investment and mortgage-backed securities	(16)	(1)
Amortization of deferred loan fees	(46)	(22)
Fair market value of ESOP shares committed for release and charged to employee compensation	--	67
Amortization of unearned compensation - MRDP	68	171
(Gains) losses on real estate owned	363	(1)
Loss on disposal of premises and equipment	37	--
(Increase) decrease in:
Loans held for sale	(224)	(236)
Accrued interest receivable	753	32
Other assets	1,260	(1,254)
Increase (decrease) in:
Income taxes currently payable	--	(183)
Other liabilities	(88)	170
Net cash provided by operating activities	1,755	1,311

Cash flows from investing activities:
Net (increase) decrease in total loans	36,059	5,861
Proceeds from maturity of:
Mortgage-backed securities	106	49
Investment securities	--	6
Real estate owned	874	(346)
Proceeds from sale of investment and mortgage-backed securities	7,502	--
Acquisition of:
Mortgage-backed securities	--	79
Investment securities	(6,032)	(8)
Federal Home Loan Bank stock	--	(181)
Premises and equipment	(79)	3
Net cash provided by investing activities	38,430	5,463

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	(8,124)	2,672
Cash dividends paid	--	(473)
Proceeds from (reduction in) FHLB advances	(19,614)	(5,114)
Proceeds from (reduction in) other borrowings	--	(1,350)
Proceeds from (reduction in) securities sold under agreement to repurchase	--	(1,489)
Proceeds from issuance of preferred stock (net)	4,488	--
Acquisition of treasury stock, net	(36)	(640)
Net cash used in financing activities	(23,286)	(6,394)

Increase (decrease) in cash and cash equivalents	16,899	380
Cash and cash equivalents at beginning of period	7,479	5,906
Cash and cash equivalents at end of period	$ 24,378	$ 6,286
	=======	=======
Supplemental Information for Cash Flow:
Noncash transactions:
Increase (decrease) in net unrealized loss on securities available for sale	$ (46)	$ (22)
Loans foreclosed and transferred to real estate owned	$ 1,731	$ 611
Cash paid during the period for:
Interest	$ 5,290	$ 6,004
Income taxes	$ 75	$ 730

See accompanying selected notes to consolidated financial statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of September 30, 2001 and for the quarter and nine months then ended include the accounts of the Registrant, First Southern Bancshares, Inc. (the "Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the "Company".

The September 30, 2001 and 2000 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the September 30, 2001 and 2000 interim financial statements. The results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year. The December 31, 2000 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000. Such Consolidated Statement of Financial Condition included therein was audited and received an unqualified opinion.

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

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

	Nine Months Ended September 30,
	2001	2000
Common shares outstanding	2,076,969	2,076,969
Treasury shares	(819,489)	(810,271)
Unreleased ESOP shares	--	(7,676)
Options (1)	--	--
Weighted average common shares outstanding	1,257,480	1,259,022
Options(1)	--	--
Unreleased ESOP Shares	--	7,676
Weighted average common shares outstanding and common stock equivalents	1,257,480	1,266,698

(1) During 2001, the impact of stock options are anti-dilutive and accordingly are not included herein.

NOTE 3 - FHLB DEBT AND LIQUIDITY

During the nine months ended September 30, 2001, the Company's credit availability program, which has a credit limit equal to 10% of the Bank's assets, was modified by the FHLB to increase the percentage of mortgage loans that must be held in relation to the amount outstanding under the line of credit. All existing debt and any future borrowings from the FHLB require physical transfer of the requisite percentage of qualifying mortgage loans to the FHLB. Credit availability is limited to 85% of the fair value of qualifying mortgage loans held as collateral. At September 30, 2001, the Company has transferred and pledged mortgage loans aggregating $15.6 million to the FHLB to collateralize outstanding advances of $5.9 million at that date. Due to the recent reduction of FHLB advances, the Company expects a portion of this collateral to be released by the FHLB.

The modification of the credit availability program and the requirement to pledge qualifying mortgages for any additional borrowings from the FHLB limits the Company's short-term liquidity. The Company's liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings. The Bank also entered into a $2.0 million repurchase agreement line of credit, as discussed in the "Investments and Mortgage-Backed Securities" section of Management's Discussion and Analysis, with National Bank of Commerce (Birmingham, AL) using the FHLMC discount note as collateral. At September 30, 2001, the Bank had not made any draws on the line of credit.

NOTE 4 - COMMITMENTS

At September 30, 2001, the Company had $909,000 of outstanding net loan commitments, $5.6 million of unused portions on lines of credit, and $10,000 of outstanding letters of credit.

NOTE 5 - CONTINGENCIES AND SUBSEQUENT EVENTS

The net loss of $5.8 million for the nine months ended September 30, 2001 is primarily attributable to the $3.5 million of loan loss provisions during the period and the creation of a valuation allowance for the deferred tax assets. Total stockholders' equity decreased by $1.2 million to $8.0 million at September 30, 2001, from $9.2 million as of December 31, 2000. The decrease in stockholders' equity was the result of the $5.8 million net loss. This decrease was partially offset by the $4.6 million sale of preferred stock as discussed below.

As a result of an examination by the Alabama State Banking Department in the fourth quarter of 2000 and ongoing declines in equity during the first nine months of 2001, the Bank has agreed to raise Tier 1 capital to average assets to 7.00%. Management has prepared for approval by the Alabama State Banking Department a capital plan to restore the Bank's capital to a satisfactory level. To be categorized as well capitalized, the Bank must maintain the capital ratios as set forth in the table in the "Stockholders' Equity" section of Management's Discussion and Analysis, and not be subject to a capital order.

Effective July 6, 2001, Bancshares entered into a Memorandum of Understanding ("MOU") with the Federal Reserve Bank of Atlanta. The MOU prohibits Bancshares from incurring any additional debt without the prior written approval of the Federal Reserve Bank. The MOU also prohibits Bancshares from declaring or paying any dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank. Bancshares has adopted a capital plan and capital and dividend policy to comply with one of the provisions of the MOU. Bancshares is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta. The Memorandum will remain in effect until modified or terminated by the Federal Reserve Bank. Bancshares believes it is in material compliance with the MOU.

Effective August 7, 2001, the Bank and its directors made certain written assurances to the Superintendent of Banks of the State of Alabama (the "Department"). Such written assurances focus a bank and its board of directors on specific problems the Department considers to be of supervisory concern. The Bank committed to take certain actions with respect to the Bank's management, asset quality and loan administration, capital, and asset/liability management. In addition, the written assurances place certain limitations on the Bank's ability to take certain actions, such as prohibiting the Bank from declaring or paying any dividends without the concurrence of the Department. Management of the Company cannot currently estimate the effects of these commitments on the financial condition, liquidity, and results of operations of the Bank or Bancshares. The Bank believes as of September 30, 2001, it was in substantial compliance with the written assurances given by the Bank and its Directors to the Department except that the Bank's leverage capital ratio was below the 7.00% required by the Department.

In October 2001, Bancshares completed a private placement of Series A Preferred Stock raising $3.5 million in equity capital and a private placement of Series B Preferred Stock raising $1.1 million in equity capital. Bancshares used approximately $3.8 million of the net proceeds of these offerings to contribute capital to the Bank. Bancshares intends to retain the remaining net proceeds to be used as a cash reserve for further capital contributions to the Bank, if needed, and for general corporate purposes.

While Bancshares and the Bank have taken actions to achieve compliance with the regulatory agreements in a timely manner, there are no assurances that it will be successful in fully complying with the regulatory agreements within the timeframes set forth in the agreements. If Bancshares or the Bank do not comply with the terms of the regulatory agreements, the regulators will consider formal administrative action, such as a Cease and Desist Order. Noncompliance with the terms of a Cease and Desist Order may subject Bancshares, the Bank or their directors to civil monetary penalties or the termination of deposit insurance. Management believes that actions presently being taken to comply with the regulatory agreements and return the Company to profitable operations provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2000, as well as certain material changes in results of operations during the nine months ended September 30, 2001 and 2000.

As a result of significant operating losses and other operational deficiencies, Bancshares and the Bank have recently entered into written supervisory agreements with their respective regulatory agencies. See "Stockholders' Equity" below for further discussion.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

The net loss of $5.8 million for the nine months ended September 30, 2001 is primarily attributable to the $3.5 million loan loss provision during the period. Additionally, upon the recommendation of its independent accountants the Bank has established a valuation allowance for its deferred tax asset resulting in a $1.4 million expense for the nine months ended September 30, 2001. The loan loss provision and deferred tax asset are discussed more specifically in "Loans" and "Income Taxes" below.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2001 of $24.4 million increased $16.9 million from $7.5 million at December 31, 2000. The primary source of this increase was from the sale of loans, payoffs on loans and the issuance of preferred stock. Funds generated were also utilized to reduce FHLB advances and fund decreases in deposits.

The Bank's interest bearing balances of cash and cash equivalents have increased by $18.6 million during the first nine months of 2001 from $542,000 at December 31, 2000 to $19.1 million at September 30, 2001. Interest bearing balances primarily consist of FHLB overnight account balances.

	As of and for the nine months ended September 30, 2001	As of and for the twelve months ended December 31, 2000
(Dollars in thousands)
Cash and cash equivalents:
Non-interest bearing and cash on hand	$ 5,254	$ 6,937
Interest bearing balances	19,124	542
Total	$ 24,378	$ 7,479
	======	=====

The Bank's FHLB overnight account is its primary source of liquidity due to a limited borrowing capacity. Due to a lack of desirable alternative short-term risk free investments, the Bank has continued to maintain a larger FHLB overnight account balance. During the fourth quarter of 2001, the Bank purchased $10 million in agency bonds and collateralized mortgage obligations, thereby reducing the amount of funds held in the FHLB overnight account. Management believes that this securities purchase will not have a material negative impact on the Bank's liquidity needs.

The changes in the sources and uses of cash related to operating, investing and financing activities are disclosed in the Company's "Consolidated Statements of Cash Flows".

Investments and Mortgage-Backed Securities

The Company decreased its amount of investment securities during the first nine months of 2001, from $4.5 million at December 31, 2000 to $3.0 million at September 30, 2001. The net decrease in investment securities of $1.5 million from December 31, 2000 to September 30, 2001 was primarily due to the sale of $2.0 million in corporate bonds and the call of a $1.5 million agency bond. These decreases in investment securities were partially offset by the purchase of a $2.0 million FHLMC discount note as discussed below. Net proceeds from the sale of investment securities were used to reduce advances from FHLB. (See further discussion in "Deposits, FHLB advances and other notes payable").

The Bank purchased a $2.0 million par value FHLMC discount note with a yield of 3.3% during the second quarter of 2001. The Bank also entered into a $2.0 million repurchase agreement line of credit with National Bank of Commerce (Birmingham, AL) using the FHLMC discount note as collateral. At September 30, 2001, the Bank had not made any draws on the line of credit.

Mortgage-backed securities held to maturity remained constant at $3.3 million during the first nine months of 2001.

Loans

The primary investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama. Management is concerned about the further impact the declining local economy will have on the quality of the Bank's loan portfolio.

During 1995, the Bank converted its charter from a savings and loan association to a commercial bank. From 1995 to 2000, the Bank focused its efforts in growing its commercial loan portfolio. However, as a result of the declining quality of the Bank's loan portfolio, related reductions in Bank capital, and other operational factors, the Board of Directors and Management is re-evaluating its lending strategy. The Board of Directors and Management are actively taking steps to improve the underwriting and credit administration practices of the Bank in order to improve its overall asset quality. During the second quarter of 2001, the Board hired an Executive Vice President and Senior Lending Officer to oversee the administration of the Bank's loan portfolio with primary emphasis on improving overall credit quality of the portfolio. New policies with respect to loan originations have been formulated which should enhance the quality of future production. While it is not Management's intent to curtail the origination of new loans, primary emphasis is now being given to problem loan administration.

In addition to the overall philosophical changes implemented by new management, the Bank is bound by regulatory restrictions with respect to its capital ratios. (See further discussion in "Stockholder's Equity".) As a result of declining capital ratios in light of recent loan losses, it has been Management's intent to reduce the overall asset size of the Bank, raise additional capital and bring required capital ratios into compliance with regulatory guidelines. Therefore, the size of the loan portfolio has declined significantly.

A comparison of the Bank's loan portfolio at September 30, 2001 and December 30, 2000 is shown below. Specific reserves of $1.3 million and $50,000 at September 30, 2001 and December 31, 2000, respectively, are netted against the category of loans to which they apply.

	As of September 30, 2001		As of December 31, 2000
	Amount	Percent	Amount	Percent
Mortgage loans:	(Dollars in thousands)
Residential	$ 42,483	43.1%	$ 63,709	45.6%
Commerical	26,816	27.2	32,300	23.1
Total mortgage loans	69,299	70.3	96,009	68.7
Commercial business loans	20,712	21.0	28,715	20.6
Consumer loans	14,516	14.8	21,395	15.3
Total loans	104,527	106.1	146,119	104.6
Less:
Undisbursed loans	909	0.9	1,304	0.9
Unamortized loan fees	38	0.1	49	0.1
Allowance for possible loan losses	5,061	5.1	5,059	3.6
Net loans receivable	$ 98,519	100.0	$ 139,707	100.0
	======	=======	======	=======

The preceding table sets forth the composition of the Bank's mortgage, commercial and consumer loan portfolios in dollars and percentages at the dates indicated. As noted, the Bank's loan portfolio has declined from $139.7 million at December 31, 2000 to $98.5 million at September 30, 2001. This decline is attributable to several factors.

Residential mortgage loans have declined as a result of payoffs, regular payments and Management's decision to sell approximately $5.5 million in adjustable rate residential mortgage loans during the first quarter of 2001. Proceeds from the sale of these loans were utilized to reduce the Bank's outstanding Federal Home Loan Bank advances. A gain of $90,000 was recorded during the first quarter of 2001 on the sales of these loans. (See further discussion under the captions "Deposits, FHLB Advances and Other Notes Payable" and "Liquidity"). An additional factor in the decline of the residential mortgage portfolio during the first nine months of 2001 was the continuation of the declining interest rate environment. The Bank's residential mortgage portfolio has been impacted by the high level of refinances as a result of the low market rates. Although the Bank has directly originated an increased number of residential mortgage loans, the majority of these loans have been sold in the secondary mortgage market as they are low, fixed rate, long-term loans. In managing the interest rate risk of the Bank, these loans are generally not desirable for the Bank's portfolio. The Bank does not consider adjustable rate residential mortgage loans desirable, however, current market conditions have not generated a demand in the origination of this type of loan. These factors have contributed to a $21.2 million decline in the Bank's residential mortgage portfolio during the nine months ended September 30, 2001.

The Bank's combined commercial and consumer loan portfolio has declined from $82.4 million at December 31, 2000 to $62.1 million at September 30, 2001. This decline is primarily the result of increased emphasis on collection efforts and credit quality on commercial business loans and consumer loans resulting in repayments, payoffs as a result of refinancing at other institutions and problem loan charge-offs. As noted previously, it is not Management's intention to curtail lending to the commercial business and consumer market sectors, however, the focus during the first nine months of the current year has been on improving credit quality, granting primary attention to the existing portfolio and reevaluating policies and procedures rather than soliciting new business. As a result, new loan production during the nine months ended September 30, 2001 has been minimal and has not offset the level of repayments. Management anticipates this focus will continue at least through the fourth quarter of 2001.

At September 30, 2001, the Company had no significant commitments to originate fixed-rate loans. At September 30, 2001, the Company had commitments to originate variable rate loans, including unused commercial business and consumer lines of credit, and standby letters of credit as follows (dollars in thousands):

Commitments to extend credit	$ 909
Unused lines of credit	$ 5,639
Standby letters of credit	$ 10

 Non-performing Assets

Non-performing assets include loans classified as non-accrual, loans contractually past due 90 days or more and foreclosed real estate and other repossessed assets. The Company's policy is to classify loans as non-accrual and stop accruing interest when a loan is 90 days delinquent as to principal or interest unless collection of both is assured by collateral, guarantees or other security. Non-accruing loans are reviewed for impairment, and the Company has identified impaired loans based on estimated net realizable value and provided for possible loan loss allowance as discussed in "Allowance for Loan Losses and Provision for Loan Losses" below.

Accruing loans contractually past due 90 days or more are primarily comprised of residential and non-residential mortgage loans. Such loans are generally based on 75% to 90% of appraised or estimated fair value, and collection efforts are ongoing. Management participates in the monitoring of these loans and at such time as full collection of principal and interest is in doubt, the loans are classified as non-accrual and evaluated for impairment.

The following table sets forth non-performing assets as of September 30, 2001 and December 31, 2000 (dollars in thousands):

	As of September 30, 2001	As of December 31, 2000
Loans accounted for on a non-accrual basis	$ 9,814	$ 2,294
Accruing loans which are contractually past due 90 days or more	4,062	1,400
Total of non-accrual and 90 days past due loans	13,876	3,694
Foreclosed real estate and other assets	1,437	1,070
Total non-performing assets	$ 15,313	$ 4,764
	=======	=======

Total non-performing assets increased substantially during the first nine months of 2001 from $4.8 million at year-end to $15.3 million at September 30, 2001. Non-accrual loans accounted for $7.5 million of this increase while accruing loans which are contractually past due 90 days or more accounted for $2.7 million of the increase. The increase in non-accruals is related to problems with eight commercial relationships totaling $6.5 million, each relationship ranging from $400,000 to $2.7 million. Management continues to evaluate workout solutions and alternatives to these problem credits. The increase in accruing loans over 90 days past due of $2.7 million is primarily related to two commercial relationships totaling $2.5 million. One of these relationships totaling $603,000 is in the process of being restructured. The borrower in the remaining relationship of $1.9 million has a contract to sell a parcel of his property which will allow him to significantly reduce the outstanding debt. However, if this sale is not consummated within the next 60 days, this relationship will be reclassified as a non-accrual loan. Employee turnover has led to slower collection and renewal efforts than desired during the second and third quarters of the year. Management has placed increased emphasis on the collection process and has added a new collection officer during the second quarter 2001. Despite these efforts, the volume of non-performing assets has risen considerably. Management continues to be concerned about the further impact the declining local economy may have upon the Bank's ability to improve the quality of its loan portfolio. No assurance can be given that the level of non-performing assets will not increase in future periods.

Foreclosed real estate and other assets increased $367,000 during the nine-month period ended September 30, 2001. This increase is primarily attributable to an increase in foreclosed real estate during the year totaling $658,000 offset by a decline in repossessed assets totaling $291,000. The increase in foreclosed real estate represents several parcels of residential real estate and two parcels of commercial real estate. The decrease in repossessed assets is primarily attributable to dispositions and charge-offs of inventory, equipment and vehicles during the nine months ended September 30, 2001.

Included in non-performing assets are $2.9 million of impaired loans at September 30, 2001 compared to $3.4 million at December 31, 2000. There was approximately $612,000 at September 30, 2001, in the allowance for loan losses specifically allocated to impaired loans versus $1.2 million at December 31, 2000.

Allowance for Loan Losses

When determining the adequacy of the allowance for loan losses, Management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, regulatory classification of assets, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses remained relatively unchanged at September 30, 2001 in comparison to December 31, 2000, despite the increased activity during the nine months ending September 30, 2001. The allowance for loan losses represented 3.6% and 5.1% of total loans receivable at December 31, 2000 and September 30, 2001, respectively. (See further discussion in "Provision for Loan Losses") below.

In the opinion of management, the allowance for loan losses was adequate at September 30, 2001, to provide for potential loan losses in the loan portfolio at that date. Management continues to be concerned about the further impact the declining economy may have upon the Bank's ability to improve the quality of its loan portfolio. While management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase the allowance in the future. Such increases could have a material adverse effect on the Bank's financial condition and results of operations. Losses ultimately confirmed will vary from original estimates and, adjustments, as necessary, are made in the periods in which these factors and other considerations become known.

Deposits, FHLB Advances and Other Notes Payable

Deposit balances decreased $8.1 million from $131.2 million at December 31, 2000 to $123.1 million at September 30, 2001. The decrease was primarily in certificates of deposits. The Bank plans to reduce the cost of deposit funds by aggressively seeking demand deposit or lower cost checking account funds. A new checking account campaign was introduced July 1, 2001. The interest rate paid on the average balance of deposits increased from 4.76% in the first nine months of 2000 to 4.97% in the first nine months of 2001.

Although the prime rate decreased from 9.50% to 5.50% during the first nine months of 2001, the Bank's cost of funds for deposits increased primarily due to the cost on certificates of deposits which comprise the majority of the Bank's deposits. Higher interest rates were offered on 13 month and 18 month certificates during the last nine months of 2000 in an effort to retain and acquire new deposits. These specials were offered at higher rates and continue to impact the Bank's costs of funds as many of the accounts have not matured or repriced.

At September 30, 2001, savings certificates amounted to $87.0 million, or 70.7%, of the Company's total deposits, including $71.3 million that were scheduled to mature by September 30, 2002. Management of the Company believes it has adequate resources to fund all loan commitments with savings deposits, available FHLB overnight account funds, a newly acquired $2.0 million secured line of credit agreement (as discussed in "Investment and Mortgage-Backed Securities") and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company decreased its borrowings from the FHLB by $19.6 million to $5.9 million in the nine months ended September 30, 2001, from $25.5 million on December 31, 2000. During the third quarter of 2001, the Bank recorded prepayment penalties aggregating $276,000 on the payoff of a $2 million, 6.08% fixed rate advance and a $5 million reduction of a $10 million, 5.49% fixed rate advance. These funds were generated by the sale of loans and proceeds from payoffs and regular payments on loans in the first nine months of 2001.

Stockholder's Equity

Total stockholder's equity decreased by $1.2 million to $8.0 million at September 30, 2001, from $9.2 million as of December 31, 2000. The decrease in stockholder's equity was the result of the $5.8 million net loss that was partially offset by the $4.6 million sale of preferred stock as discussed below.

Capital is the primary tool used by regulators to monitor the financial health of insured banks and savings institutions. The Federal Reserve Board and the Federal Deposit Insurance Corporation have historically had similar capital adequacy guidelines involving minimum leverage capital and risk based capital requirements. Federal Reserve Board regulations evaluate Bancshares capital compliance on a bank-only basis because Bancshares has total consolidated assets of less than $150.0 million. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Based on the risk-based capital rules and definitions prescribed by the banking regulators, should and institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions.

As of September 30, 2001, the Bank's regulatory capital ratios were as follows:

	Amount	Percentage of Adjusted Total Assets
	(Dollars in thousands)
First Southern Bank:
Total capital (to risk-weighted assets)	$ 10,085	10.07%
To be well capitalized under the FDICIA prompt corrective action provisions	8,011	10.00
Excess (Deficit)	$ 2,074	0.07%
	========	========
Tier 1 Capital (to risk-weighted assets)	$ 8,786	8.77%
To be well capitalized under the FDICIA prompt corrective action provisions	4,005	6.00
Excess	$ 4,781	2.77%
	========	========
Tier 1 Capital (to average assets)	$ 8,786	6.21%
To be well capitalized under the FDICIA prompt corrective action provisions	5,655	5.00
Excess	$ 3,131	1.21%
	========	========

As a result of an examination by the Alabama State Banking Department in the fourth quarter of 2000 and ongoing declines in equity during the first nine months of 2001, the Bank has agreed to raise Tier 1 capital to average assets to 7.00%. Management has prepared for approval by the Alabama State Banking Department a capital plan to restore the Bank's capital to a satisfactory level. To be categorized as well capitalized, the Bank must maintain the capital ratios as set forth in the preceding table and not be subject to a capital order.

Effective July 6, 2001, Bancshares entered into a Memorandum of Understanding ("MOU") with the Federal Reserve Bank of Atlanta. The MOU prohibits Bancshares from incurring any additional debt without the prior written approval of the Federal Reserve Bank. The MOU also prohibits Bancshares from declaring or paying any dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank. Bancshares has adopted a capital plan and capital and dividend policy to comply with one of the provisions of the MOU. Bancshares is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta. The Memorandum will remain in effect until modified or terminated by the Federal Reserve Bank. Bancshares believes it is in material compliance with the MOU.

Effective August 7, 2001, the Bank and its directors made certain written assurances to the Superintendent of Banks of the State of Alabama (the "Department"). Such written assurances focus a bank and its board of directors on specific problems the Department considers to be of supervisory concern. The Bank committed to take certain actions with respect to the Bank's management, asset quality and loan administration, capital, and asset/liability management. In addition, the written assurances place certain limitations on the Bank's ability to take certain actions, such as prohibiting the Bank from declaring or paying any dividends without the concurrence of the Department. Management of the Company cannot currently estimate the effects of these commitments on the financial condition, liquidity, and results of operations of the Bank or Bancshares. The Bank believes as of September 30, 2001, it was in substantial compliance with the written assurances given by the Bank and its Directors to the Department except that the Bank's leverage capital ratio was below the 7.00% required by the Department.

In October 2001, Bancshares completed a private placement of Series A Preferred Stock raising $3.5 million in equity capital and a private placement of Series B Preferred Stock raising $1.1 million in equity capital. Bancshares used approximately $3.8 million of the net proceeds of these offerings to contribute capital to the Bank. Bancshares intends to retain the remaining net proceeds to be used as a cash reserve for further capital contributions to the Bank, if needed, and for general corporate purposes.

Liquidity

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Additionally, Bancshares requires cash for various operating needs including dividends to shareholders and general corporate expenses. The primary source of liquidity for Bancshares is dividends from the subsidiary Bank. As noted in the "Stockholder's Equity" section above, the Bank is restricted from paying any dividends to Bancshares under the terms of the Agreement. Management does not anticipate paying dividends on common stock for the foreseeable future.

During the nine months ended September 30, 2001, the Company's FHLB credit availability program, which has a credit limit equal to 10% of the Bank's assets, was modified by the FHLB to increase the percentage of mortgage loans, which must be held in relation to the amount outstanding under the line of credit. All existing debt and any future borrowings from the FHLB require physical transfer of the requisite percentage of qualifying mortgage loans to the FHLB. Credit availability is limited to 85% of the fair value of qualifying mortgage loans held as collateral. At September 30, 2001, the Company has transferred and pledged mortgage loans aggregating $15.6 million to the FHLB to collateralize outstanding advances of $5.9 million at that date. Due to the recent reduction of FHLB advances, the Company expects a portion of this collateral to be released by the FHLB. The modification of the credit availability program and the requirement to pledge qualifying mortgages for any additional borrowings from the FHLB limits the Company's short-term liquidity.

Liquid assets of the Bank increased from $11.9 million at December 31, 2000 to $27.4 million at September 30, 2001. It is Management's policy to maintain sufficient liquid assets to cover all foreseeable demands on cash. In conjunction with the written assurances given by the Bank and its Directors to the Department, Management has revised its liquidity and funds management policies in an effort to improve its liquidity position.

In addition to the liquidity issues discussed above, as an insured institution as described in the Federal Deposit Insurance Act, the Bank is required to maintain "cash reserves" under guidelines established by the Federal Reserve. Depository institutions, as defined by the Federal Reserve, are required to maintain cash reserves for the purpose of facilitating the implementation of monetary policy of the Federal Reserve System. At September 30, 2001, the Bank's qualifying reserves of $1.5 million exceeded the required reserve of $293,000.

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

General

Basic earnings (loss) per share decreased to ($3.21) as compared to ($0.69) for the third quarter of 2000, and diluted earnings (loss) per share decreased to ($3.21) as compared to ($0.69) for the third quarter of 2000. Consolidated net income (loss) for the quarter ended September 30, 2001, was ($4.0 million) as compared to ($866,000) in the third quarter of 2000.

Net Interest Income

The third quarter net interest income (loss) after provision for loan losses was $133,000, which was $447,000 more than the ($314,000) reported for the comparable period in 2000. The increase in net interest income (loss) after provision for loan losses is due primarily to the $1.3 million decrease in the provision for possible loan losses from $1.9 million in the third quarter of 2000 to $599,000 in the third quarter of 2001. A $454,000 decrease in interest expense from $2.0 million for the third quarter 2000 to $1.6 million for the third quarter of 2001 also contributed to the increase. These expense decreases were partially offset by the decrease in interest income from $3.6 million for the quarter ended September 30, 2000 to $2.3 million for the quarter ended September 30, 2001.

The average balance of interest earning assets decreased from $161.6 million in the third quarter of 2000 to $128.5 million in the third quarter of 2001. The average yield on interest earning assets decreased from 8.83% for the third quarter of 2000 to 7.14% for the third quarter of 2001. See "Interest Income" below for further discussion.

Interest Income

Interest income for the third quarter of 2001 was $2.3 million compared with $3.6 million for the third quarter of 2000, representing a decrease of $1.3 million or 35.7%. The decrease was primarily attributable to the $33.1 million decrease in average interest earning assets from $161.6 million in the third quarter of 2000 to $128.5 million in the third quarter of 2001. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 8.83% for the third quarter of 2000 to 7.14% for the third quarter 2001. The lower yield is the result of lower interest rates related to the rate reductions by the Federal Reserve Bank and the increased amount of non-accruing loans. The decrease in interest-earning assets is summarized in the average balance table shown below.

	Average balances for the quarter ended
	September 30, 2001	September 30, 2000
Net loans	$ 104,568	$ 151,362
Mortgage-backed securities	3,288	3,424
Marketable securities	3,009	4,403
FHLB overnight account	15,745	550
FHLB stock	1,866	1,866
Total	$ 128,476	$ 161,605
	========	========

Interest on loans receivable decreased $1.4 million from $3.4 million for the third quarter 2000 to $2.0 million for the third quarter 2001. The decrease is primarily due to the $46.8 million decrease in the average balance of loans from $151.4 million in the third quarter of 2000 to $104.6 million in the third quarter of 2001. In addition to payoffs and regular payments, $4.0 million in loans were charged off and $5.5 million in loans were sold between the third quarter of 2000 and the third quarter of 2001. The average yield on loans also decreased from 8.95% in the third quarter of 2000 to 7.80% in the third quarter of 2001.

Interest on mortgage-related securities decreased by $2,000 from $58,000 during the third quarter of 2000 to $56,000 in 2001 as a result of the average balance of mortgage-related securities decreasing by $136,000 during the third quarter of 2001 from $3.4 million in the third quarter of 2000 to $3.3 million in the third quarter of 2001. The average yield on these securities decreased from 6.75% in the third quarter of 2000 to 6.71% in the third quarter of 2001 as a result of lower yielding mortgage-related securities in the portfolio.

Interest on investment securities decreased by $39,000 from $71,000 during the third quarter of 2000 to $32,000 in the third quarter of 2001 as the result of the average balance of investment securities decreasing by $1.4 million from $4.4 million in the third quarter of 2000 to $3.0 million in the third quarter of 2000. The average yield on investment securities decreased from 6.45% in the third quarter of 2000 to 4.30% in the third quarter of 2001.

Other interest income is comprised of earnings on the overnight account and time deposits at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. The $113,000 increase in other interest income in the third quarter of 2001 to $168,000 compared to the third quarter of 2000 of $55,000 is due primarily to the increased interest earnings on the FHLB overnight account. The average FHLB account balance was $550,000 in the third quarter of 2000 compared to $15.7 million in the third quarter of 2001. These funds were generated through the sale of mortgage loans, proceeds from payoffs and regular payments on loans as discussed above. FHLB dividends were $32,000 during the third quarter of 2001 as compared to $36,000 in the third quarter of 2000 due to a decrease in the average yield on FHLB stock from 7.79% for third quarter 2000 to 6.81% for third quarter 2001.

Provision for Loan Losses

The provision for loan losses is the cost of providing an allowance for anticipated future losses on loans. The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, Management's assessment of loan portfolio quality, the value of collateral and general economic factors. Management continues to be concerned about the further impact the declining local economy may have upon the Bank's ability to improve the quality of its loan portfolio. As discussed earlier in "Loans", the quality of the Bank's loan portfolio has continued to deteriorate since mid-year 2000. As a result, the Bank has continued to experience a significant amount of write-offs and has been required to provide for additional anticipated loan losses in the Bank's allowance for loan losses as evidenced by the table below.

	As of September 30, 2001	As of September 30, 2000
Balance - beginning of period	$ 6,936	$ 1,500
Add:
Provision for loan losses	599	1,867
Recoveries	77	32
Less:
Charge-offs	2,551	1,892
Balance - end of period	$ 5,061	$ 1,507
	=======	=======

During the three months ended September 30, 2000, charge-offs totaled $1.9 million compared to $2.6 million for the comparable period in 2001. The charge-offs in the third quarter of 2000 consisted of $700,000 in write-offs to one commercial borrower. In addition, the Bank continued to experience charge-offs as a result of an investigation into possible fraudulent loans to a commercial customer of the Bank as well as loans to several persons affiliated with the customer. This investigation began during the second quarter of 2000 and resulted in write-offs of $925,000 during the second quarter of 2000. An additional $150,000 related to this investigation was written-off during the third quarter 2000. The Bank is currently coordinating with the appropriate agencies regarding these transactions and the ongoing investigation. The Bank has fidelity bond coverage and has filed a claim of loss with regard to this incident. The likelihood of recovery has not been determined or reflected in the financial statements as of September 30, 2001. The increase in charge-offs for the three months ended September 30, 2001 is primarily a result of write-downs required in conjunction with the written assurances given by the Bank and its Directors to the Superintendent of Banks. See further discussion in Note 5 in Selected Notes to Consolidated Financial Statements. The provision for loan losses declined from $1.9 million for the three months ended September 30, 2000 to $599,000 for the same period in 2001. In 2000, the provision of $1.9 million was required to replenish the allowance for loan losses to a level of $1.5 million after charge-offs of $1.9 million. These charge-offs were discussed previously. The provision of $599,000 for the three month period ended September 30, 2001 was a result of additional downgrades of classified credits and actual charge-offs for several credits exceeding amounts previously estimated. As a result of the classified asset downgrades and additional unanticipated charges to the reserve on charged-off loans, a provision of $599,000 was necessary to replenish the reserve to $5.1 million, the amount Management considers adequate to provide for potential losses in the portfolio.

Interest Expense

Interest expense in the third quarter of 2001 was $1.6 million compared with $2.0 million the third quarter of 2000, representing a decrease of $454,000 or 22.5%.

Interest on deposits decreased $133,000 from $1.4 million for the third quarter of 2001 as compared to $1.5 million for the third quarter of 2000. The average balance of deposits decreased by $4.5 million from $121.6 million for the third quarter of 2000 to $117.1 million for the third quarter of 2001. The average cost of deposits decreased from 5.05% for the third quarter of 2000 to 4.78% for the third quarter of 2001.

Other interest expense consists primarily of interest on FHLB advances. Other interest expense decreased by $321,000 to $161,000 for the third quarter of 2001 when compared to the $482,000 for the third quarter of 2000. The average balance of other borrowings decreased $20.6 million from $31.5 million for the third quarter of 2000 to $10.9 million for the third quarter of 2001. The decrease in other borrowings was primarily funded by the sale of single-family mortgage loans and proceeds from payoffs and regular payments on loans as discussed in "Interest Income" above. The average cost of borrowings decreased from 6.12% for the third quarter of 2000 to 5.88% for the third quarter of 2001.

Non-interest Income

Non-interest income for the three months ended September 30, 2001 decreased by $139,000 from $186,000 to $47,000 for 2001. The decrease in non-interest income is primarily due to net losses on sale of real estate owned and other assets of $103,000 as compared to a net loss of $6,000 for the same period for 2000. A decrease in loan fees and service charges of $47,000 from $158,000 for the third quarter of 2000 to $111,000 also contributed to the decrease in non-interest income. The decrease in loan fees and service charges is due to a decrease in new loan origination in the commercial and installment lending areas as discussed in "Loans" previously. Additionally, service charges on checking accounts have decreased as many existing fee-earning accounts have transferred to a free checking product.

Non-interest Expense

The third quarter non-interest expense for 2001 increased from $1.3 million in 2000 to $1.6 million, a $313,000 increase. This increase is primarily related to a $276,000 prepayment penalty on FHLB advances which is discussed further in "Deposits, FHLB Advances, and Other Notes Payable".

Income Taxes

Income tax (benefit) for the third quarter of 2001 was $2.6 million as compared to ($572,000) for the third quarter of 2000. The increase in income taxes is the result of the creation of a valuation allowance for the Bank's deferred tax asset during third quarter of 2001. The Bank expects to utilize the deferred tax asset in future periods. However, upon the recommendation of its independent accountants, the Bank has determined that the recognition of a valuation allowance is necessary because generally accepted accounting standards require that deferred tax assets be recognized only when it is more likely than not that the assets can be utilized. The necessity for a valuation allowance against the deferred tax asset will be reevaluated in future periods based on objective evidence and circumstances existing at that time.

COMPARISON OF OPERATING RESULTS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

General

Consolidated net income (loss) for the nine months ended September 30, 2001, was ($5.8 million) as compared to ($904,000) for the nine months ended September 30, 2000. Basic earnings (loss) per share for the nine months ended September 30, 2001 was ($4.62) as compared to ($0.72) for the comparable period in 2000, and diluted earnings (loss) per share for the nine months ended September 30, 2001 was ($4.62) as compared to ($0.71) for the comparable period in 2000.

Net Interest Income

The third quarter net interest income (loss) after provision for loan losses was ($371,000), which was $2.1 million less than the $1.7 million reported for the comparable period in 2000. The decrease in net interest income (loss) after provision for loan losses is due primarily to the $352,000 increase in the provision for possible loan losses from $3.2 million for the nine month period in 2001. A decrease in interest income of $2.5 million from $10.8 million for the nine month period 2000 to $8.3 million for the nine month period 2001 also contributed to the decrease. These decreases were partially offset by a $770,000 decrease in interest expense from $5.9 million for the nine month period 2000 to $5.2 million for the nine month period 2001.

The average balance of interest earning assets decreased from $164.8 million for the nine month period 2000 to $135.8 million for the nine month period 2001. The average yield on interest earning assets decreased from 8.72% for the nine month period 2000 to 8.14% for the nine month period 2001. See "Interest Income" below for further discussion.

Interest Income

Interest income for the nine month period 2000 was $10.8 million compared to $8.3 million for the nine month period 2001, representing a decrease of $2.5 million or 23.1%. The decrease was primarily attributable to the $29.0 million decrease in average interest earning assets from $164.8 million for the nine month period 2000 to $135.8 million for the nine month period 2001. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 8.72% for the nine month period 2000 to 8.14% for the nine month period 2001. The lower yield is the result of lower interest rates related to the rate reductions by the Federal Reserve Bank and the increased amount of non-accruing loans. The decrease in interest-earning assets is summarized in the average balance table shown below.

	Nine months ended September 30, 2001	Nine months ended September 30, 2000
Net loans	$ 119,247	$ 154,387
Mortgage-backed securities	3,318	3,462
Marketable securities	3,263	4,387
FHLB overnight account	8,148	762
FHLB stock	1,866	1,798
Total	$ 135,842	$ 164,796
	========	========

Interest on loans receivable decreased $2.6 million from $10.2 million for the nine month period 2000 to $7.6 million for the nine month period 2001. The decrease is primarily due to the $35.1 million decrease in the average balance of net loans from $154.4 million for the nine month period 2000 to $119.2 million for the nine month period 2001. In addition to payoffs and regular payments, $4.0 million in loans were charged off and $5.5 million in loans were sold between the third quarter of 2000 and the third quarter of 2001. The average yield on loans also decreased from 8.83% for the nine month period 2000 to 8.55% for the nine month period 2001.

Interest on mortgage-related securities decreased by $8,000 from $176,000 for the nine month period 2000 to $168,000 for the nine month period 2001 as a result of the average balance of such securities decreasing from $3.5 million for the nine month period 2000 to $3.3 million for the nine month period 2001. The average yield on these securities decreased from 6.76% for the nine month period 2000 to 6.74% for the nine month period 2001.

Interest from the investment securities portfolio decreased by $72,000 from $213,000 for the nine month period 2000 to $141,000 for the nine month period 2001 as the result of the average balance of investment securities decreasing by $1.1 million from $4.4 million for the nine month period 2000 to $3.3 million for the nine month period 2001. The average yield on investment securities decreased from 6.48% for the nine month period 2000 to 5.76% for the nine month period 2001.

Other interest income is comprised of earnings on the overnight account and time deposits at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. Other interest income increased from $165,000 for the nine month period ended September 30, 2000 compared to $338,000 for the nine month period ended September 30, 2001, an increase of $173,000. This increase is due primarily to the increased average invested balance on the FHLB overnight account from $762,000 for the nine month period 2000 to $8.1 million for the nine month period 2001. FHLB dividends were $104,000 for the nine month period 2000 as compared to $97,000 for the nine month period 2001 due to a decrease in the average yield on FHLB stock from 7.74% for the nine month period 2000 to 6.90% for the nine month period 2001.

Provision for Loan Losses

An analysis of the allowance for loan losses for the nine months ended September 30, 2001 and 2000 follows (dollars in thousands):

	As of and for the nine months ended September 30, 2001	As of and for the nine months ended September 30, 2000
Balance - beginning of period	$ 5,059	$ 1,400
Add:
Provision for loan losses	3,504	3,152
Recoveries	204	71
Less:
Charge-offs	3,706	3,116
Balance - end of period	$ 5,061	$ 1,507
	=======	=======

The identification of problem loans within the Bank's portfolio began with an external investigation starting in the third quarter of 2000. Adversely classified assets have increased from 2.5% of total assets at September 30, 2000 to a level of 17.1% at September 30, 2001. Consequently, the provision for loan losses has continued to increase. The provision for loan losses totaled $3.2 million for the nine months ended September 30, 2000 compared to $3.5 million for the comparable period in 2001. Additionally, known losses on non-performing unsecured loans, bankruptcies and other inadequately secured commercial/consumer loans have been charged-off. Charge-offs increased from $3.1 million for the nine month period September 30, 2000 compared to $3.7 million for the nine month period September 30, 2001.

New management, who joined the Bank during the first and second quarter of 2001, continues to address the increasing level of problem loans. Although the Board and Management believe that the most significant problem loans in the portfolio have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status. Management continues to be concerned about the further impact the declining local economy may have upon the Bank's ability to improve the quality of its loan portfolio.

Interest Expense

Interest expense for the nine month period 2001 was $5.2 million compared with $5.9 million for the nine month period 2000, representing a decrease of $770,000 or 13.0%.

Interest on deposits remained constant at $4.4 million for the nine month period 2001 and the nine month period 2000, despite the average balance of deposits decreasing from $122.3 million for the nine month period 2000 to $119.2 million. The average cost on deposits increased from 4.76% for the nine month period 2000 to 4.97% for the nine month period 2001. The increase in the average cost of deposits is the result of 13 month and 18 month certificates of deposit originated during the last six months of 2000 at higher rates in an effort to retain and acquire new deposits. The accounts continue to impact the Bank's cost of funds as many of these accounts have not matured or repriced.

Other interest expense consists primarily of FHLB advances. Other interest expense decreased by $842,000 to $718,000 for the nine month period 2001 when compared to the $1.6 million for the nine month period 2000. The average balance of other borrowings decreased $18.2 million from $34.5 million for the nine month period 2000 to $16.3 million for the nine month period 2001. The decrease in other borrowings was primarily funded by the sale of single-family mortgage loans and proceeds from payoffs and regular payments on loans as discussed in "Interest Income" above. The average cost of borrowings decreased from 6.02% for the nine month period 2000 to 5.88% for the nine month period 2001.

Non-interest Income

Non-interest income for the nine month period 2001 decreased by $301,000 from $555,000 for the nine month period 2000 to $254,000 for the nine month period 2001. The decrease in non-interest income is primarily due to net losses on sale of real estate owned and other assets of $363,000 as compared to net losses of $1,000 for the same period for 2000. A decrease in loan fees and service charges of $79,000 from $455,000 for the nine month period 2000 to $376,000 for the nine month period 2001 also contributed to the decrease in non-interest income. The decrease in loan fees and service charges is due to a decrease in new loan originations in the commercial and installment lending areas as discussed in "Loans". Additionally, service charges on checking accounts have decreased as many existing fee-earning accounts have transferred to a free checking product. These decreases in non-interest income were partially offset by an increase in net gains on sale of loans of $137,000 from $73,000 for the nine month period 2000 to $210,000 for the nine month period 2001. The net gains on sale of loans for the nine month period 2001 includes $90,000 from the sale of $5.5 million in adjustable rate loans from the Bank's in-house portfolio during the first quarter 2001. (See "Loans" for further discussion.)

Non-interest Expense

Non-interest expense for the nine month period 2001 increased from $3.8 million in 2000 to $4.3 million. The increase in non-interest expense results from an increase in other non-interest expenses of $737,000. Other non-interest expense totaled $595,000 for the nine month period 2000 versus $1.3 million for the nine month period 2001. The increase in other non-interest expense is primarily due to increases in FHLB advance prepayment penalties, professional and consulting fees and other loan expenses. FHLB advance prepayment penalties totaled $276,000 during the nine month period ended September 30, 2001 as compared to no prepayment penalties in the previous nine month period ended September 30, 2000. (See further discussion in "Deposits, FHLB Advances and Other Notes Payable".) Professional fees increased $276,000 from $158,000 for the nine months ended September 30, 2000 to $433,000 for the comparable period in 2001. The increase in professional fees is attributable to increased legal, accounting and consulting fees associated with the administration of the "MOU" and "Agreement" (see "Stockholder's Equity") and the administration, collection and work-out efforts associated with the Bank's problem loan portfolio. Other loan expenses increased from $46,000 for the nine month period September 30, 2000 to $148,000 in 2001, a $102,000 increase. This increase is also associated with the administration, collection and work-out efforts associated with the Bank's loan portfolio. Offsetting the increase in other non-interest expenses were decreases in compensation and employee benefits and advertising expenses.

Income Taxes

Income tax (benefit) for the nine month period 2001 was $1.4 million as compared to ($599,000) for the nine month period 2000. The increase in income taxes is the result of the creation of a valuation allowance for the Bank's deferred tax asset during the nine months ending September 30, 2001. The Bank expects to utilize the deferred tax asset in future periods. However, upon the recommendation of its independent accountants, the Bank has determined that the recognition of a valuation allowance is necessary because generally accepted accounting standards require that deferred tax assets be recognized only when it is more likely than not that the assets can be utilized. The necessity for a valuation allowance against the deferred tax asset will be reevaluated in future periods based on objective evidence and circumstances existing at that time.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Neither Bancshares nor the Bank is a party to any material legal proceedings at this time. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2.     Changes in Securities and Use of Proceeds

On October 9, 2001, First Southern completed a private placement of 160,350 shares of its Series A preferred stock and 47,775 shares of its Series B preferred stock for an aggregate of $4,578,750, in a private placement of the preferred stock to a limited number of accredited investors, which included the Company's directors and certain of their affiliates, which in the aggregate purchased $1.1 million of the preferred stock. On August 30, 2001, First Southern contributed $3.5 million, and on September 30, 2001, First Southern contributed $300,000 of the net proceeds of the offering to the Bank to provide additional capital for the Bank. The remaining net proceeds will be retained by the Company as a reserve for future capital contributions to the Bank, if needed, and for general corporate purposes.

Dividends to the holders of Series A preferred stock and Series B preferred stock rank equally, but take priority over dividends to holders of common stock. If the Company liquidates or winds up its business, holders of Series A preferred stock and the Series B preferred stock are entitled to receive an amount of Company assets equal to $22.00 per share plus any accrued dividends. These distributions rank equally among the holders of the Series A preferred stock and Series B preferred stock, but take priority over distributions to holders of common stock. Each share of Series B preferred stock is convertible into shares of common stock. Based upon the initial conversion price, each share of Series B preferred stock is convertible into four shares of the Company's common stock. For a complete description of the rights and preferences of the Series A and Series B preferred stock, please refer to the Series A and Series B preferred stock Certificates of Designation, which are included as an exhibit to Form 8-K filed by the Company dated as of August 31, 2001.

The preferred stock was sold in a private placement exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters To a Vote of Security Holders

Not applicable

Item 5.     Other Information

Not applicable

Item 6A.     Exhibits and Reports on Form 8K

(a)	Exhibit
	Number	Identification of Exhibit

	(3a)	Certificate of Incorporation of the Company*
	(3a)(i)	Certificate of Amendment of Certificate of Incorporation***
	(3b)	Bylaws of the Company*
	(3b)(i)	Amendment to Bylaws dated September 10, 1998****
	(10a)	1996 Stock Option Plan of the Company**
	(10b)	1996 Management Recognition and Development Plan of the Company**
	(10c)	Employment Agreement with Robert C. Redd*****
	(10d)	Employment Agreement with Billy Jack Johnson******

_____________________________________________________

* - Incorporated by reference to the Company's Registration Statement on Form S-1, as amended.
** - Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.
***- Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997.
**** - Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.
***** - Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001.
****** - Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2001

Item 6B.     The following reports on Form 8-k were filed during the quarter ended June 30, 2001.

  On August 7, 2001, the Company filed a Form 8-K to report that the Company had made certain written assurances to the Alabama Superintendent of Banks with respect to specific matters that the Superintendent considers to be of supervisory concern.

  On August 29, 2001, the Company filed a Form 8-K to report that the Company's Board of Directors, at the recommendation of the Audit Committee, terminated the engagement of Marmann, McCrary & Associates, P.C., Sheffield, Alabama, as the Company's certifying accountants. Also reported was that the Company's Board of Directors, at the recommendation of its Audit Committee, engaged Kraft Bros., Esstman, Patton & Harrell, PLLC, Nashville, Tennessee, as the Company's certifying accountants.

  On August 30, 2001, the Company filed a Form 8-K to report that the Company had sold 158,091 shares of Series A preferred stock and 35,545 shares of its Series B preferred stock for an aggregate of $4,260,000, in a private placement of its stock to a limited number of accredited investors. Also reported was that the Company extended the offering of the preferred stock until the earlier of September 25, 2001 or at such time as all of the offered shares have been sold.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTHERN BANCSHARES, INC.
                             Registrant

Date: November 19, 2001	By: /s/ ROBERT C. REDD
Mr. Robert C. Redd
President and Chief Executive Officer

Date: November 19, 2001	By: /s/ BRENT A. TURPEN
Mr. Brent A. Turpen
Senior Vice President - Finance