Form 10KSB
period 2001-12-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 2002-04-15
CIK 934302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number: 0-25478

                         FIRST SOUTHERN BANCSHARES, INC.
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                     63-1133624
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

102 South Court Street, Florence, Alabama                35630
(Address of Principal Executive Offices)               (Zip Code)

         Issuer's telephone number, including area code: (256) 764-7131
       Securities registered under Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES [ X ] NO ______


         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. _______

         The issuer's gross revenues for the fiscal year ended December 31, 2001 were $10,238,000.

         The aggregate market value of the outstanding voting stock (Common Stock) held by nonaffiliates of the Registrant, based on the closing price of the registrant's Common Stock as quoted on The Nasdaq National Stock Market under the symbol "FSTH" on April 1, 2002, was $3,757,486 (1,138,632 shares at $3.30 per share). It is assumed for purposes of this calculation that the issuer's executive officers and directors are affiliates.

         As of April 1, 2002, the issuer has 1,256,715 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         No documents are incorporated by reference in this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  YES_____  NO    X
                                                                          -----

         This report may contain "forward-looking statements" as defined under the federal securities laws. These forward-looking statements are subject to numerous assumptions, risks and uncertainties because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: the ability of First Southern Bancshares, Inc. (the "Company") and First Southern Bank (the "Bank") to comply with the regulatory requirements and agreements applicable to each of them; sharp and rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends, the value of investment securities and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to increase capital, reduce non-performing loans and classified assets, grow revenues and control expenses; ability to maintain sufficient liquidity and cash flow and significant changes in accounting, tax or regulatory practices or requirements. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

                                  RISK FACTORS

As a Result of Recent Deterioration in the Company's Financial Condition and Results of Operations, the Auditors Are Unable to Render an Opinion on the December 31, 2001 Financial Statements.

         The Company's financial condition and results of operations deteriorated during fiscal 2001 primarily as a result of significant loan charge-offs and significant increases to the provision for loan losses primarily associated with the Bank's commercial and consumer loan portfolios and a reduction in interest income from loans. Interest income decreased as a result of a significant reduction in the balance of the loan portfolio in fiscal 2001. The Company reported a consolidated net loss for fiscal 2001 of $7.6 million. At December 31, 2001, total non-performing assets amounted to $14.8 million or 11.3% of total assets. Adversely classified assets have increased from 11.3% of total assets at December 31, 2000 to 21.2% of total assets at December 31, 2001. The Company charged-off $5.8 million for known and estimated losses on nonperforming loans, primarily in commercial and consumer loans in 2001. The provision for loan losses for the year ended December 31, 2001 totaled $5.9 million.

         The report of the independent auditors on the Company's financial statements for the year ending December 31, 2001 contains a disclaimer of opinion ("Disclaimer") because of the existence of substantial doubt about the Company's ability to continue as a going concern as a result of the Company's financial condition, the regulatory restrictions imposed on the Bank's business operations and the need to meet certain regulatory capital requirements.

         For additional information, see "Risk Factors," "Item 1. Description of Business -- Lending Activities -- Schedule of Non-performing Assets," " -- Allowance for Loan Losses," "-- Regulation and Supervision of the Company and the Bank -- Prompt Corrective Action" and "-- Regulation and Supervision of the Company and the Bank -- Capital Requirements," and "Item 6. Management's Discussion and Analysis or Plan of Operation -- Financial Condition, Liquidity and Capital Resources -- Nonperforming Assets" and "--Comparison of Operating Results for the Years Ended December 31, 2001 and 2000 -- Provision for Loan Losses."

As a Result of the Disclaimer, the Company's Common Stock May Be Delisted From The Nasdaq National Stock Market.

         The Nasdaq may, according to its rules, apply additional or more stringent criteria for the continued listing or suspend or terminate the inclusion of the Company's common stock in its automated quotation system as a result of the Disclaimer. If the Nasdaq listing of the common stock is suspended, the Company will be required, prior to reinclusion, to comply with all Nasdaq requirements for continued listing such as: to have stockholders' equity of $2.5 million, market capitalization of $35 million, or net income (excluding extraordinary or nonrecurring items) of $500,000 for the most recent fiscal year or in two of the last three fiscal years; and a minimum bid price of $1.00 per share for the most recent fiscal year or in two of the last three fiscal years.

         If the Nasdaq listing of the common stock is terminated, the Company will be required, prior to relisting, to comply with the more strict requirements for initial listing such as: to have stockholders' equity of $5 million, market capitalization of $50 million, or net income (excluding extraordinary or nonrecurring items) of $750,000 for the most recent fiscal year or in two of the last three fiscal years; and a minimum bid price of $4.00 per share.

         If the common stock is delisted, whether by suspension or termination, there will be no public market for the common stock and no assurance that one will ever be reestablished. As a result, the stock will be illiquid and stockholders may not be able to sell their shares when they want to and without an active trading market there will be no market factors establishing a fair market value for the common stock.

         As of December 31, 2001, the Company had stockholders' equity of $1.5 million and a net loss for the year ended December 31, 2001 of $7.6 million. On April 1, 2002, the closing price of the common stock was $3.30 per share and its market capitalization was $4.1 million.

The Company Is Restricted from Certain Activities Including Paying Dividends to Stockholders

         Effective July 6, 2001, the Company entered into a Memorandum of Understanding ("MOU") with the Federal Reserve Bank of Atlanta. The MOU prohibits the Company from incurring any additional debt without the prior written approval of the Federal Reserve Bank. The MOU also prohibits the Company from declaring or paying any dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank. The Company has adopted a capital plan and capital and dividend policy in compliance with the provisions of the MOU. The Company is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta. The MOU will remain in effect until modified or terminated by the Federal Reserve Bank. At December 31, 2001, the Company believes it was in material compliance with the MOU.

         Given the Company's financial condition and the potential that further deterioration in the Bank's loan portfolio may lead to additional material losses or the need to substantially increase the allowance for loan losses in future periods, regulators may require the Company and/or the Bank to take additional remedial action that may further restrict the Company's and the Bank's operations in future periods.

The Bank Has Entered Into a Consent Order with Regulators which Restricts Its Operations and the Expense of Compliance or Failure to Comply Could Have a Material Adverse Affect on the Company.

         First Southern Bank has entered into a Consent Order (the "Order") with the Federal Deposit Insurance Corporation ("FDIC") and the Alabama State Banking Department (collectively, the "Regulators"). The Order became effective March 25, 2002 and will remain in effect until modified, terminated, suspended or set aside by the Regulators. The Order requires the Bank to address various operational deficiencies, including certain violations of law and regulations identified by the Regulators, within various time periods prescribed in the Order. Among other things, the Bank must address identified deficiencies with respect to management staffing and effectiveness, earnings, asset quality, capital adequacy, allowances for loan and lease losses, and internal policies, procedures and controls. The Order also prohibits the Bank from paying cash dividends to the Company without prior written consent from the Regulators.

         The Order outlines specific capital adequacy benchmarks that the Bank must satisfy. Within 60 days from the effective date of the Order, the Bank's Tier 1 capital must equal or exceed 5% of total assets. Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank's Tier 1 capital must equal or exceed 7% of total assets. At December 31, 2001, the Bank's Tier 1 capital was 5.00% of total assets. Subsequent to December 31, 2001, the Company contributed $1 million of equity capital to the Bank with the proceeds of a loan from certain directors of the Company. With this capital infusion, the Bank's Tier 1 capital increased to 5.96% of total assets at January 31, 2002. The Order also requires the Bank, by March 31, 2002, to develop and adopt a plan to meet the FDIC's minimum risk-based capital requirements.

         The Order also imposes specific asset quality measures on the Bank. Among these is the requirement to reduce (by charge-off, collection or removal from adverse classification with the consent of the Regulators) the level of assets classified "substandard" and "doubtful" by the Regulators to not more than $20 million by August 31, 2002, to not more than $15 million by February 28, 2003, and to not more than $6 million by August 31, 2003.

         The issuance of the Order follows previously disclosed written assurances by the Bank to the Alabama State Banking Department in August 2001, which written assurances were superseded by the Order, and addressed many of the same matters contained in the Order. Although the Bank cannot assure its compliance with all of the requirements of the Order within the prescribed time frames, the Bank believes it has satisfied some of the requirements and continues to seek compliance with the remaining requirements. The Order requires the Bank to submit periodic written reports to the Regulators detailing compliance with the terms of the Order. Violation of the Order may give rise to enforcement proceedings, including the imposition of civil money penalties against the Bank and/or its institution-affiliated parties or removal and prohibition orders against institution-affiliated parties.

The Company Has Had a Significant Change in Operating Strategy and Management since January 1, 2001 and There Can Be No Assurance that the New Strategy or Management Will Result in Improved Financial Condition or Net Income.

         From 1995 to 2000, the Bank focused its efforts in growing its commercial loan portfolio. However, as a result of a decline in the quality of the Bank's loan portfolio, related reductions in Bank capital, the previously reported fraud involving certain commercial loans and other operational factors, the Board of Directors and Management is re-evaluating its lending strategy. The Board of Directors and Management are actively taking steps to improve the underwriting and credit administration practices of the Bank in order to improve its overall asset quality. New policies with respect to loan originations have been formulated which should enhance the quality of future production. While it is not Management's intent to curtail the origination of new loans, primary emphasis is now being given to problem loan administration and as a result originations have decreased. Management cannot predict when the emphasis on working out problem loans will no longer be required and shifted back to loan production.

         As a result of the requirement to increase regulatory capital, as of January 31, 2002, the Bank has received approximately $5.3 million in contributed capital from the Company. This infusion of capital is not sufficient, however, to meet the imposed capital requirements and the Bank may have to further shrink income earning assets which may have a negative effect on future net income.

         During the second quarter of 2001, the Board hired B. Jack Johnson as Executive Vice President and Senior Lending Officer to oversee the administration of the Bank's loan portfolio with primary emphasis on improving overall credit quality of the portfolio. Effective January 31, 2001, Charles L. Frederick, Jr. resigned as Chairman, President, Chief Executive Officer and a Director of both the Company and the Bank. J. Acker Rogers, Chairman of the Board, served as Acting President and Acting Chief Executive Officer of the Company and the Bank until Robert C. Redd was elected President and Chief Executive Officer of the Company and the Bank effective March 5, 2001. He was also appointed to the Boards of Directors of the Company and the Bank. The Company and Mr. Redd mutually agreed to terminate the employment agreement effective March 31, 2002, and Mr. Redd resigned as the President, Chief Executive Officer and Director of the Company and the Bank effective April 2, 2002. On April 2, 2002, B. Jack Johnson became President and Chief Executive Officer of the Company and the Bank, subject to regulatory approval.

Decline in the Economy in the Company's Market Area Could Further Adversely Affect the Quality of the Bank's Loan Portfolio.

         The Bank's primary lending area is Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama. This area has substantially weaker demographics than Alabama as a whole. Management is concerned about the further impact a decline in the local economy could have on the quality of the Bank's loan portfolio. See "Item 1. Description of Business -- Market Area."

                                     PART I

Item 1.  Description of Business
--------------------------------

         (a)      Business Development

         The Company, a Delaware corporation, was organized on November 22, 1994 for the purpose of becoming the holding company for First Federal Savings and Loan Association of Florence ("Association") upon the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock savings and loan association ("Stock Conversion") and then to an Alabama chartered commercial bank ("Bank Conversion"). The Stock Conversion was consummated on April 13, 1995 through the issuance and sale by the Company of 2,049,875 shares of common stock, $0.01 par value, at $10.00 per share to depositors of the Association and the Association's employee stock ownership plan. The Bank Conversion was consummated on June 10, 1995, with the Association changing its name to "First Southern Bank." In October 2001, the Company completed private placements of Series A and B Preferred Stocks raising $3.5 million and $1.1 million, respectively, in equity capital., The Company used approximately $4.3 million of the $4.5 million net proceeds of these offering to contribute capital to the Bank.

         The Company is a registered bank holding company regulated by the Federal Reserve Board ("FRB"). The Bank's primary regulator is the Superintendent of Banks of the State of Alabama ("Superintendent"). The Bank's deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the FDIC. The Bank is a member of the Federal Home Loan Bank ("FHLB") System.

         (b)      Business of the Company

         The Company's principal business is conducted through its wholly-owned subsidiary, the Bank. The Bank attracts retail deposits from the general public in its market area and invests those deposits, together with funds generated from operations, loan and investments sales and borrowings primarily in loans and, to a lesser extent, in investment securities.

         The Bank's primary lending activity is the origination of mortgage loans for the purchase and re-finance of one- to four-family owner-occupied residences. The Bank also originates commercial real estate and business loans, construction loans, consumer loans, and multi-family residential real estate loans, principally in the Bank's primary market area. These other types of lending are generally considered to involve greater credit risks than one- to four-family mortgage lending.

         Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings may be used as a source of funds on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

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

Market Area

         The Bank conducts its business through five office facilities located in Lauderdale and Colbert Counties in northwestern Alabama, which the Bank considers as its primary market area. The two largest industries in this area are Wise Alloys and the Tennessee Valley Authority. The University of North Alabama and the Eliza Coffee Memorial Hospital are located in Florence, Alabama, and both have a significant economic impact on the Bank's primary market area. The market area has substantially weaker demographics than Alabama as a whole. The recent decline in the textile industry has contributed substantially to these weaker economic conditions. See "Risk Factors -- Decline in the Economy in the Company's Market Area Could Further Adversely Affect the Quality of the Bank's Loan Portfolio."

Competition

         The Bank faces strong competition in the attraction of savings deposits (its primary source of lendable funds) and in the origination of real estate and consumer loans. Its most direct competition for savings deposits and loans has historically come from thrift institutions and from other commercial banks located in its primary market area in Lauderdale and Colbert counties of the State of Alabama. The Bank competes for loans primarily through the interest rates and loan fees it charges, and the prompt, efficient, and quality service it provides to its borrowers, real estate brokers, and home builders. Primary competition for loans are from thrift institutions, other commercial banks, mortgage banking companies, insurance companies, and credit unions.

Regulation and Supervision of the Company and the Bank

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

         On March 15, 2002, the Bank entered into a consent order with the FDIC and the Alabama State Banking Department. The Order is discussed under the heading "Risk Factors - The Bank Has Entered Into a Consent Order with Regulators which Restricts Its Operations and the Expense of Compliance or Failure to Comply May Have a Material Adverse Affect on the Company." in the forepart of this Form 10-KSB.

         State Regulation and Supervision. As an Alabama-chartered commercial bank, the Bank is subject to applicable provisions of Alabama law and the regulations of the Superintendent adopted thereunder. Alabama law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. The Bank is required under Alabama law to maintain at all times a reserve (composed of cash) based upon average daily deposits of the Bank. At December 31, 2001, the Bank's qualifying reserves of $1.3 million exceeded the required reserve of $277,000. In addition, the Bank is subject to periodic examination and reporting requirements by and of the Superintendent. The Superintendent may order the board of directors of any bank to correct any matters in the conduct of the affairs of the bank which in his opinion are unsafe and unsound. Under certain circumstances, the Superintendent may vacate the charter of a bank, liquidate a bank or appoint a receiver. During 2001, the Bank and its directors made certain written assurances to the Superintendent. Such written assurances focus a bank and its board of directors on specific problems the Department considers to be of supervisory concern. The Bank committed to take certain actions with respect to the Bank's management, asset quality and loan administration, capital and asset/liability management. The Order requires the Bank to follow through on these commitments. See "Risk Factors -- The Bank has Entered Into a Consent Order with Regulators which Restricts the Operations and the Expense of Compliance or Failure to Comply May Have a Material Adverse Effect on the Company."

         Deposit Insurance. The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized" and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. This matrix results in nine assessment risk classifications, with rates currently ranging from 0 basis points for well capitalized, financially sound institutions with only a few minor weaknesses to 27 basis points for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The FDIC is authorized to raise assessment rates in certain circumstances. The Bank's assessments expensed for the year ended December 31, 2001, equaled $172,000.

         SAIF-insured institutions are also required to add to their assessments to the FDIC points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During fiscal 2001, the FICO assessment amounted to approximately 1.90 basis points. Effective January 1, 2000, SAIF members and members of the Bank Insurance Fund ("BIF") were assessed at the same rate for FICO payments whereas previously SAIF members were assessed at a rate five times that of BIF members.

         The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, continue to be insured for a period of six months to two years, as determined by the FDIC. Substantial noncompliance with the terms of the Order could result in the FDIC terminating the Bank's insurance. However, the Company believes that the Bank is in material compliance with the Order at this time.

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

         An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution becomes subject to various mandatory and discretionary restrictions on its operations. Upon falling to a "significantly undercapitalized" status, or upon failing to submit an acceptable capital restoration plan, the extent and severity of the mandatory and discretionary operational restrictions increase. Regulators are required to appoint a receiver for an institution that becomes "significantly undercapitalized" if the institution is on average critically undercapitalized during the calendar quarter beginning 270 days after becoming critically undercapitalized subject to a narrow exception.

         As of December 31, 2001, the Bank's capital ratios met the requirements to be categorized as "adequately capitalized." Given the Bank's financial condition and the potential for future losses, this categorization could be reduced to a lower category in the future.

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

         Capital Requirements. The FDIC's minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 4%. The FDIC's capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Based on the definitions contained in the FDIC's capital regulations, the Bank had a Tier 1 leverage capital ratio of 5.00% as of December 31, 2001.

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

         FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation. Pursuant to the Order, the Bank's Tier 1 capital must equal or exceed 5% of the total assets by May 24, 2002 and the Bank must maintain a minimum Tier 1 capital of 7% of total assets from July 23, 2002 for so long as the Order remains in effect. See "Risk Factors -- The Bank Has Entered Into a Consent Order With Regulators which Restricts Its Operations and the Expense of Compliance or Failure to Comply Could Have a Material Adverse Affect on the Company."

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

         Loans-to-One-Borrower. Under Alabama law the aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, is generally 20% of the Bank's capital account (i.e., capital, surplus, undivided profits and the allowance for loan losses) provided that loans in excess of 10% of the capital account are fully secured or 10% of capital accounts if such loans are not fully secured. At December 31, 2001, the Bank's legal lending limit was either $1.0 million unsecured or $2.0 million secured.

         At December 31, 2001, the Bank had identified one lending relationship in the amount of $720,000 that may have exceeded the legal lending limit during 2001. If management determines that this relationship did exceed the legal lending limit at that time, management intends to take the necessary action to promptly cure the violation.

         Federal Reserve System. Regulation D of the FRB requires all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $41.3 million of transaction accounts, of which the first $5.7 million is exempt, and 10% on the remainder. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of December 31, 2001, the Bank met its reserve requirements.

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

         Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Bank received a "satisfactory" CRA rating as a result of its most recent evaluation.

         Dividends. Dividends from the Bank constitute the major source of funds for dividends which may be paid by the Company. The amount of dividends payable by the Bank to the Company depend upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Alabama law, the Bank is required to transfer to surplus each year at least 10% of its net earnings (and thus cannot declare or pay a dividend in excess of 90% of net earnings) until its surplus equals at least 20% of its capital. Furthermore, the Bank must obtain the approval of the Superintendent to declare dividends in any calendar year in excess of the total of its net earnings of that year combined with its retained net earnings of the preceding two years, less any required transfers to surplus. The Bank cannot pay a dividend that would cause it to fail any applicable regulatory capital requirement. In light of the Bank's supervisory difficulties, the Bank is prohibited from paying any dividends to the Company. See "Risk Factors - The Bank Has Entered Into a Consent order with Regulators Which Restricts Its Operations and the Expense of Compliance or Failure to Comply Could Have a Material Adverse Affect on the Company."

         At the time of the consummation of the Stock Conversion of the Association (predecessor to the Bank), OTS regulations required it to establish a liquidation account for the benefit of eligible account holders of the Association. This liquidation account was assumed by the Bank at the time of the consummation of the Conversion. The Bank may not declare or pay a cash dividend on any of its capital stock that would reduce the Bank's regulatory capital below the amount required for the liquidation account.

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

The Holding Company

         General. The Company, as the sole shareholder of the Bank, is a bank holding company registered as such with the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the Bank Holding Company Act of 1956, as amended ("BHCA") and the regulations of the FRB. As a bank holding company, the Company is required to file with the FRB annual reports and such additional information as the FRB may require and is subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. In light of the Bank's supervisory difficulties, the Company has entered into an MOU. See "Risk Factors -- The Company is Restricted From Certain Activities Including Paying Dividends to Stockholders."

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

         Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized" under the prompt corrective action regulations. In light of the Bank's supervisory difficulties, the Company is prohibited from paying any dividends, and management does not anticipate paying dividends on its common stock for the forseeable future. Dividends are accruing, however, on the Company's preferred stock. See Note 11 to the "Notes to Consolidated Financial Statements." See also "Risk Factors -- The Company is Restricted From Certain Activities Including Paying Dividends to Stockholders."

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

         Capital Requirements. The FRB has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The FRB regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. At December 31, 2001, the Company had less than $150 million in consolidated assets and therefore the consolidated capital standards were not applicable. See Note 10 to "Notes to Consolidated Financial Statements."

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

         Under applicable provisions of the Code, on a ratable basis over a six-year period commencing in 1995, the Bank must include in income the excess of the PTI Method bad debt reserve as of December 31, 1994 over its newly adopted Experience Method tax basis reserve determined as of December 31, 1994. See Note 8 of the "Notes to Consolidated Financial Statements."

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

         The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. See "Regulation and Supervision of the Company and the Bank" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

Personnel

         As of December 31, 2001, the Bank had 46 full-time and 13 part-time employees.

Statistical Information

         The following tables contain directly, or through incorporation by reference, additional information concerning the business and operations of the Company and its subsidiary and should be read in conjunction with the Consolidated Financial Statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Selected Financial Condition, Operating and Other Data and Key Operating Ratios

         The following tables set forth certain information concerning the consolidated financial condition, operating results and certain other related data of the Company at the dates and for the periods indicated.

                                                                                         At December 31,
                                                          --------------------------------------------------------------------------
                                                                2001           2000           1999            1998           1997
                                                          ---------------  -------------  --------------  --------------  ----------
Financial Condition Data                                                                  (In thousands)
Total assets .......................................        $131,483        $167,384        $178,798        $178,375        $183,673
Loans receivable, net ..............................          90,420         139,707         155,818         153,253         159,758
Cash and cash equivalents ..........................          14,230           7,479           5,906          13,188           6,420
Investment securities ..............................          12,858           4,497           4,408           2,016           7,993
Mortgage-backed securities .........................           3,230           3,367           3,527             945           1,432
Deposits ...........................................         118,664         131,218         126,870         127,550         143,731
Advances from Federal Home Loan
   Bank ............................................           5,862          25,514          33,665          31,316          18,468
Other notes payable ................................             750             825           2,000               -               -
Agreement to repurchase securities .................               -               -           1,487               -               -
Preferred stock ....................................           4,488               -               -               -               -
Total stockholders' equity .........................           1,501           9,230          13,969          18,008          20,949
Non performing assets ..............................          14,847           4,857           3,168           4,069           1,206
Allowance for loan losses ..........................           5,650           5,152           1,400           1,441           1,584


                                                                                     Year Ended December 31,
                                                          --------------------------------------------------------------------------
                                                                2001           2000           1999            1998            1997
                                                          ---------------  -------------  --------------  --------------  ----------
Operating Data                                                                (In thousands, except per share amounts)

Interest income ....................................        $ 10,238        $ 14,208        $ 13,951        $ 15,177        $ 15,446
Interest expense ...................................           6,453           7,951           7,105           7,956           8,452
                                                            --------        --------        --------        --------        --------
Net interest income ................................           3,785           6,257           6,846           7,221           6,994
Provision for loan losses ..........................           5,904           8,226             528             605             242
                                                            --------        --------        --------        --------        --------
Net interest income (loss) after provision
   for loan losses .................................          (2,119)         (1,969)          6,318           6,616           6,752
Noninterest income .................................            (170)            597             782             956             766
Noninterest expense ................................           5,566           5,038           5,046           5,060           5,176
                                                            --------        --------        --------        --------        --------
Income (loss) before income taxes ..................          (7,855)         (6,410)          2,054           2,512           2,342
Income tax (benefit) expense .......................            (239)         (2,519)            808           1,010             945
                                                            --------        --------        --------        --------        --------
   Net income (loss) ...............................        $ (7,616)       $ (3,891)       $  1,246        $  1,502        $  1,397

  Basic Earnings (loss) per share ..................        $  (6.06)       $  (3.09)       $   0.80        $   0.83        $   0.74
  Diluted Earnings (loss) per share ................        $  (6.06)       $  (3.09)       $   0.79        $   0.82        $   0.73

Cash dividends per share:
  Regular dividends ................................        $      -        $   0.50        $   0.50        $   0.50        $   0.50
  Special cash dividends ...........................               -               -               -            0.30               -
                                                            --------        --------        --------        --------        --------

Total cash dividends ...............................        $      -        $   0.50        $   0.50        $   0.80        $   0.50
                                                            ========        ========        ========        ========        ========

                                                                                          At December 31,
                                                          --------------------------------------------------------------------------
                                                               2001            2000            1999            1998          1997
                                                          ---------------  -------------  --------------  --------------  ----------
Other Data

Real estate loans ..................................           1,456           1,646           1,709           1,828           2,032
Deposit accounts ...................................          10,947          11,426          11,697          12,092          12,508

         The table below sets forth certain performance, asset quality and capital ratios of the Company at or for the periods indicated.

                                                                        At or For Year Ended December 31,
                                                               ------------------------------------------------------
                                                                 2001         2000       1999        1998      1997
                                                               ---------  ----------  ---------   --------- ---------
Performance ratios:
   Return on average assets [net income (loss)
      divided by average assets] .........................       (5.17)%     (2.21)%     0.70%      0.81%      0.75%
   Return on average stockholders' equity [net
      income (loss) divided by average equity]............     (100.70)     (29.66)      7.30       7.45       6.74
   Dividend payout ratio [dividends declared per
      share divided by basic earnings (loss) per share:
   Regular dividends .....................................         N/A      (16.18)     62.50      60.24      67.57
   Special cash dividends ................................         N/A         N/A        N/A      36.14        N/A
   Interest rate spread (difference between average
      yield on interest-earning assets and average cost
      of interest-bearing liabilities ....................        2.80        3.59       3.82       3.72       3.52
   Net interest margin (net interest income as a
      percentage of average interest-earning assets) .....        2.84        3.84       4.16       4.15       3.98
   Non-interest expense to average assets ................        3.78        2.86       2.85       2.73       2.78
   Average interest-earning assets to interest
      bearing liabilities ................................      100.76      105.01     107.81     109.61     109.69

Asset quality ratios:
   Allowance for loan losses to net loans
      at end of period ...................................        6.25        3.69       0.90       0.94       0.99
   Net chargeoffs to average outstanding
      loans during period ................................        4.76        2.94       0.38       0.47       0.19
   Ratio of nonperforming assets to total assets
      at end of period ...................................       11.29        2.90       1.77       2.28       0.66

Capital ratios:
   Average stockholders' equity to average assets
      during period ......................................        5.13        7.46       9.63      10.89      11.12

Average Balance Sheets

         The following table sets forth, for the years and at the date indicated, information regarding the average balances of assets, liabilities and stockholders' equity as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. Average interest-earning assets and interest income include Federal Home Loan Bank stock and related dividends for the indicated periods. Average balances for each period have been computed using average daily balances during such periods.

                                                At December 31,                         Year Ended December 31,
                                                                   -----------------------------------------------------------------
                                                      2001                     2001                          2000
                                               -----------------   ----------------------------- ----------------------------
                                                                               Interest                    Interest
                                                          Yield/     Average     and     Yield/  Average     and     Yield/
                                               Balance     Cost      Balance   Dividends  Cost   Balance  Dividends   Cost
                                               -------   -------   ---------- ---------- ------- --------- ---------  -------
                                                                                (Dollars in thousands)
Interest-earning/dividend paying assets
Mortgage loans and contracts ...............   $ 24,852    8.05%  $ 33,284   $ 2,725    8.19%  $ 45,198   $ 3,734     8.26%
Other loans ................................     65,568    8.01     80,200     6,608    8.24    107,095     9,741     9.10
                                               --------           --------   -------           --------   -------
      Total net loans (1) ..................     90,420    8.02    113,484     9,333    8.22    152,293    13,475     8.85
Mortgage-backed securities .................      3,230    6.69      3,301       222    6.73      3,443       233     6.77
Investment securities ......................     12,858    4.65      4,105       220    5.36      4,404       284     6.45
FHLB overnight account and other ...........      9,786    1.53     10,301       337    3.27      1,163        74     6.36
                                               --------           --------   -------           --------   -------
      Total interest-earning assets ........    116,294    7.11    131,191    10,112    7.71    161,303    14,066     8.72
Federal Home Loan Bank stock ...............      1,866    6.25      1,866       126    6.75      1,815       141     7.77
                                               --------           --------   -------           --------   -------
      Total interest earning and dividend
         paying assets .....................    118,160    7.10%   133,057   $10,238    7.69%   163,118   $14,207     8.71%
                                                                  --------   -------           --------   -------
Non interest earning/dividend paying assets
Office properties and equipment, net .......      2,807              3,289                        3,564
Real estate owned ..........................      1,226              1,168                          947
Cash on hand and in banks ..................      4,444              4,862                        5,453
Accrued interest receivable ................        976              1,300                        1,798
Other ......................................      3,870              3,695                        1,018
                                               --------           --------                     --------
      Total non interest-earning/dividend
         paying assets .....................     13,323             14,314                       12,780
                                               --------           --------                     --------
Total assets ...............................   $131,483           $147,371                     $175,898
                                               ========           ========                     ========

                                                              Year Ended December 31,
                                                          --------------------------------
                                                                        1999
                                                          --------------------------------
                                                                      Interest
                                                            Average     and      Yield/
                                                            Balance   Dividends   Cost
                                                          --------------------------------
                                                                (Dollars in thousands)
Interest-earning/dividend paying assets
Mortgage loans and contracts ...............                $ 47,814   $ 3,788    7.92%
Other loans ................................                 103,146     9,306    9.02
                                                            --------   -------
      Total net loans (1) ..................                 150,960    13,094    8.67
Mortgage-backed securities .................                   2,472       171    6.92
Investment securities ......................                   3,951       260    6.58
FHLB overnight account and other ...........                   5,553       296    5.33
                                                            --------   -------
      Total interest-earning assets ........                 162,936    13,821    8.48
Federal Home Loan Bank stock ...............                   1,709       130    7.61
                                                            --------   -------
      Total interest earning and dividend
         paying assets .....................                 164,645   $13,951    8.47%
                                                            --------   -------
Non interest earning/dividend paying assets
Office properties and equipment, net .......                   3,767
Real estate owned ..........................                   1,010
Cash on hand and in banks ..................                   5,654
Accrued interest receivable ................                   1,638
Other ......................................                     534
   Total non interest-earning/dividend                      --------
    paying assets ..........................                  12,603
                                                            --------
      Total assets .........................                $177,248
                                                            ========

____________________________________
(1) Loans on nonaccrual status have been included in the computation of average balances.
(2) Includes Federal Home Loan Bank stock and related dividends, as applicable.

                                            At December 31,                     Year Ended December 31,
                                                                -------------------------------------------------------
                                                 2001                     2001                          2000
                                           -----------------    -------------------------   ---------------------------
                                                                         Interest                     Interest
                                                     Yield/     Average    and     Yield/   Average     and      Yield/
                                           Balance    Cost      Balance  Dividends  Cost    Balance   Dividends   Cost
                                           -------    ----      -------  --------- ------   -------   ---------  ------
                                                                                 (Dollars in thousands)
Interest-bearing liabilities:
Deposit accounts:
Passbook accounts ........................ $ 14,963    1.00%   $ 15,004   $  358   2.39%   $ 16,379   $  454     2.77%
NOW accounts .............................   10,697    0.75      11,376      189   1.66      11,177      214     1.91
Money market accounts ....................    4,419    1.50       3,406       91   2.69       3,573      113     3.16
Certificates of deposit ..................   82,362    4.96      88,394    4,997   5.65      91,300    5,160     5.65
                                           --------            --------    -----           --------   ------
    Total interest-bearing deposits ......  112,441    3.90     118,180    5,635   4.77     122,429    5,941     4.85
Other interest-bearing liabilities:
Advances from Federal Home Loan Bank
   of Atlanta ............................    5,862    5.77      13,053      752   5.76      30,872    1,856     6.01
Agreement to repurchase securities .......        -       -           -        -      -       1,111       72     6.48
Other borrowings .........................      750    6.75         819       66   8.02         924       80     8.66
                                           --------            --------   ------           --------   ------
    Total borrowings .....................    6,612    5.88      13,872      818   5.90      32,907    2,008     6.10
                                           --------            --------   ------           --------   ------     ----
    Total interest-bearing liabilities ...  119,053    4.01     132,052    6,453   4.89     155,336    7,949     5.12
                                                               --------   ------           --------   ------
Non interest-bearing liabilities:
Non interest-bearing deposit accounts ....    6,223               5,661                       6,401
Other liabilities ........................      218                 973                       1,044
                                           --------            --------                    --------
Total liabilities ........................  125,494             138,686                     162,781

Preferred stock ..........................    4,488               1,122                           -
Stockholders' equity .....................    1,501               7,563                      13,117
                                           --------            --------                    --------
Total liabilities and stockholders'
equity ................................... $131,483            $147,371                    $175,898
                                           ========            ========                    ========

Net interest income ......................                                $3,785                      $6,258
Interest rate spread (2) .................             3.09%                       2.80                          3.59
Net interest margin (2) ..................                                         2.84%                         3.84%
Ratio of average interest-earning assets
   to average interest-bearing
   liabilities (2)........................                       100.76%                     105.01%

                                                                   Year Ended December 31,
                                                                -----------------------------
                                                                             1999
                                                                -----------------------------
                                                                            Interest
                                                                 Average      and      Yield/
                                                                 Balance    Dividends  Cost
                                                                ---------  ---------- -------
                                                                   (Dollars in thousands)
Interest-bearing liabilities:
Deposit accounts:
Passbook accounts ........................................       $ 17,720    $  491    2.77%
NOW accounts .............................................         11,720       223    1.90
Money market accounts ....................................          3,797       115    3.03
Certificates of deposit ..................................         86,913     4,425    5.09
                                                                 --------    ------
      Total interest-bearing deposits ....................        120,150     5,254    4.37
Other interest-bearing liabilities:
Advances from Federal Home Loan Bank
   of Atlanta ............................................         31,939     1,804    5.65
Agreement to repurchase securities .......................            225        12    5.33
Other borrowings .........................................            397        35    8.82
                                                                 --------    ------
      Total borrowings ...................................         32,561     1,851    5.68
                                                                 --------    ------
      Total interest-bearing liabilities .................        152,711     7,105    4.65
                                                                 --------    ------
Non interest-bearing liabilities:
Non interest-bearing deposit accounts ....................          6,204
Other liabilities ........................................          1,269
                                                                 --------
Total liabilities ........................................        160,184

Preferred stock ..........................................              -
Stockholders' equity .....................................         17,064
                                                                 --------
Total liabilities and stockholders' equity ...............       $177,248
                                                                 ========


Net interest income ......................................                   $6,846
Interest rate spread (2) .................................                             3.82
Net interest margin (2) ..................................                             4.16%
Ratio of average interest-earning assets
   to average interest-bearing liabilities (2) ...........         107.81%


Rate/Volume Analysis

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

                                                                  2001 Compared to 2000                    2000 Compared to 1999
                                                                   Increase (Decrease)                      Increase (Decrease)
                                                                          Due to                                   Due to
                                                             ----------------------------------        -----------------------------
                                                                                 Rate/                               Rate/
                                                              Rate     Volume   Volume   Net      Rate     Volume   Volume     Net
                                                             -------  --------  ------ --------  ------    ------   ------   -------
                                                                                            (In thousands)
Interest-earning/dividend paying assets:
Mortgage loans ...........................................   $  (32)  $  (984)  $   7  $(1,009)  $  162    $ (207)   $ (10)  $  (55)
Other loans ..............................................     (921)   (2,447)    235   (3,133)      76       356        3      435
                                                             -------  --------  -----  --------  ------    ------    -----   -------
         Total net loans .................................     (953)   (3,431)    242   (4,142)     238       149       (7)     380

Mortgage-backed securities ...............................       (1)      (10)      -      (11)      (4)       67       (1)      62
Investment securities ....................................      (48)      (19)      3      (64)      (5)       30       (1)      24
Overnight deposits .......................................      (36)      581    (282)     263       57      (234)     (44)    (221)
                                                             -------  --------  -----  --------  ------    ------    -----   -------
         Total net change in income on interest-earning
            assets .......................................   (1,038)   (2,879)    (37)  (3,954)     286        12      (53)     245

Federal Home Loan Bank stock .............................      (19)        4       -      (15)       3         8       --       11
                                                             -------  --------  -----  --------  ------    ------    -----   -------
         Total net change in income on interest-earning/
            dividend paying assets .......................   (1,057)   (2,875)    (37)  (3,969)     289        20      (53)     256
                                                             -------  --------  -----  --------  ------    ------    -----   -------
Interest-bearing liabilities:
Deposits .................................................      (98)     (206)     (2)    (306)     576       100       12      688
Other interest-bearing liabilities .......................      (66)   (1,161)     37   (1,190)     136        20        1      157
                                                             -------  --------  -----  --------  ------    ------    -----   -------
         Total net change in expense on interest-bearing
            liabilities ..................................     (164)   (1,367)     35   (1,496)     712       120       13      845
                                                             -------  --------  -----  --------  ------    ------    -----   -------
          Net change in net interest income ..............   $ (893)  $(1,508)  $ (72) $(2,473)  $ (423)   $ (100)   $ (66)  $ (589)
                                                             =======  ========  =====  ========  ======    ======    =====   =======

Interest Rate Sensitivity Analysis

         Interest rate risk is the risk that future changes in interest rates will reduce the Company's net interest income and the market value of its portfolio equity. A movement in interest rates and the corresponding effect on net interest income may significantly affect profitability. The degree of any potential consequences of such interest rate changes can be mitigated by maintaining a balance between interest rate sensitive assets and liabilities within given time frames.

         The difference between assets and liabilities within a given repricing period is expressed as a ratio and as a dollar amount known as the "gap," both of which are used as a measure of interest rate risk. A ratio of 100% suggests a balanced position between rate sensitive assets and liabilities within a given repricing period. The table below reflects the Company's interest rate sensitivity position both individually and within specified time periods and cumulatively, over various time horizons. In the table, assets and liabilities are placed in categories based on their actual or expected repricing date. As indicated, at December 31, 2001, the ratio of rate-sensitive assets to rate-sensitive liabilities maturing or repricing within one year or less is
(36)%, a negative one year gap position. In a period of generally falling interest rates, this gap position will normally result in a decrease in net interest income. Whereas, in a period of generally rising interest rates, this gap position will normally result in an increase in net interest income.

                                                                       Repricing or Maturing Within

                                            0 - 3         3 - 12          Total           1 - 5           Over
                                           Months         Months          1 Year          Years          5 Years           Total
                                         ----------------------------------------------------------------------------------------

                                                                              (In thousands)
ASSETS

FHLB overnight account .............     $   9,786       $      --       $   9,786       $      --       $      --      $   9,786

Investment securities ..............            --              --              --           7,055           9,033         16,088

FHLB stock .........................         1,866              --           1,866              --              --          1,866

Loans receivable ...................        26,886          18,880          45,766          40,799          10,388         96,953
                                         ---------       ---------       ---------       ---------       ---------      ---------

Total interest-earnings
assets .............................     $  38,538       $  18,880       $  57,418       $  47,854       $  19,421      $ 124,693
                                         =========       =========       =========       =========       =========      =========

LIABILITIES

NOW accounts .......................     $  10,697       $      --       $  10,697       $      --       $      --      $  10,697

Money market demand accounts .......         4,419              --           4,419              --              --          4,419

Passbook accounts ..................        11,470              --          11,470              --              --         11,470

Statement savings ..................         3,493              --           3,493              --              --          3,493

Certificates accounts ..............        16,806          54,934          71,740          10,622              --         82,362

FHLB advances ......................            31              93             124             438           5,300          5,862

Other Notes Payable ................            --             750             750              --              --            750
                                         ---------       ---------       ---------       ---------       ---------      ---------

Total interest-bearing
liabilities ........................     $  46,916       $  55,777       $ 102,693       $  11,060       $   5,300      $ 119,053
                                         =========       =========       =========       =========       =========      =========

Period GAP .........................     $  (8,378)      $ (36,897)      $ (45,275)      $  36,794       $  14,121      $   5,640

Cumulative GAP .....................        (8,378)        (45,275)        (45,275)         (8,481)          5,640          5,640

Cumulative as a percentage
of interest-earning assets .........            (7)%           (36)%           (36)%            (7)%             5%             5%

Lending Activities


         Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio as of the dates indicated.


                                                                           At December 31,
                                                  -------------------------------------------------------------------
                                                          2001                    2000                    1999
                                                  ---------------------- ----------------------- --------------------
                                                    Amount    Percent      Amount      Percent    Amount     Percent
                                                  ---------- ----------- ---------- ------------ ---------- ---------
                                                                    (Dollars in thousands)
Mortgage loans:
   One- to four-family residential(1) .........   $ 30,538      33.47%   $ 48,615       34.80%   $ 49,808       31.97%
   Multi-family residential ...................      2,168       2.38       4,359        3.12       4,132        2.65
   Commercial .................................     25,191      27.61      30,487       21.82      29,792       19.12
                                                  --------    -------    --------     -------    --------     -------
      Total non-construction
         mortgage loans .......................     57,897      63.46      83,461       59.74      83,732       53.74
                                                  --------    -------    --------     -------    --------     -------

Construction loans:
   One- to four-family residential ............      6,808       7.46      10,081        7.22       9,862        6.33
   Multi-family residential ...................         --         --         684        0.49         255        0.16
   Commercial .................................      1,267       1.39       1,813        1.30       4,467        2.87
                                                  --------    -------    --------     -------    --------     -------
      Total construction loans ................      8,075       8.85      12,578        9.00      14,584        9.36
                                                  --------    -------    --------     -------    --------     -------

Total mortgage loans ..........................     65,972      72.31      96,039       68.74      98,316       63.10
                                                  --------    -------    --------     -------    --------     -------

Commercial loans ..............................     18,059      19.79      28,755       20.58      36,332       23.32
                                                  --------    -------    --------     -------    --------     -------

Consumer loans:
   Home equity and second
      mortgage loans ..........................      8,342       9.14      10,781        7.72      11,757        7.55
   Automobile loans ...........................      1,718       1.88       3,342        2.39       4,019        2.58
   Savings loans ..............................        793       0.87       1,416        1.01       1,005        0.64
   Other ......................................      2,890       3.17       5,879        4.21       6,536        4.19
                                                  --------    -------    --------     -------    --------     -------
      Total consumer loans ....................     13,743      15.06      21,418       15.33      23,317       14.96
                                                  --------    -------    --------     -------    --------     -------

Total loans ...................................     97,774     107.16     146,212      104.66     157,965      101.38
                                                  --------    -------    --------     -------    --------     -------


Less:
   Undisbursed loans in process ...............        852       0.93       1,304        0.93         675        0.43
   Unamortized loan origination fees,
      net of direct costs .....................         31       0.03          49        0.04          72        0.05
   Allowance for loan losses ..................      5,650       6.19       5,152        3.69       1,400        0.90
                                                  --------    -------    --------     -------    --------     -------
      Loans receivable, net ...................   $ 91,241     100.00%   $139,707      100.00%   $155,818      100.00%
                                                  ========    =======    ========     =======    ========     =======

______________________________
(1)  Includes loans held for sale.

         Loan Maturity. The following table sets forth scheduled contractual amortization of loans at December 31, 2001 and the dollar amount of such loans scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year. All loans held for sale are also reported as due within one year.

                                                                      At December 31, 2001
                                                   ---------------------------------------------------------
                                                        Real Estate
                                                   ------------------------            Commercial
                                                    Mortgage  Construction  Consumer    Business     Total
                                                     Loans       Loans       Loans       Loans       Loans
                                                   ---------- ------------- ---------- ----------- ---------
                                                                         (In thousands)
Amounts due:
   Within one year(1) ............................   $ 8,604    $ 8,075    $ 5,809      $10,359     $32,847
   After one year through three years ............    15,010         --      5,173        4,443      24,626
   After three years through five years ..........    14,987         --      2,450        2,835      20,272
   After five years ..............................    19,296         --        311          422      20,029
                                                     -------    -------    -------      -------     -------
      Total ......................................   $57,897    $ 8,075    $13,743      $18,059     $97,774
                                                     =======    =======    =======      =======     =======

Interest rate terms on amounts
   due after one year:
   Fixed .........................................   $30,080    $    --    $ 7,833      $ 5,237     $43,150
   Adjustable ....................................    19,213         --        101        2,463      21,777

______________________________
(1)  Includes loans held for sale.

         Loan Originations, Sales and Purchases. The following table sets forth total mortgage loans originated, purchased, sold and repaid during the years indicated.

                                                                                     Year Ended December 31,
                                                                            ----------------------------------------
                                                                              2001           2000            1999
                                                                            ---------      ---------       ---------
                                                                                         (In thousands)
Total mortgage loans at beginning of period .......................         $  96,039      $  98,316       $ 105,090
                                                                            ---------      ---------       ---------
Loans originated:
   Single-family residential ......................................            26,794         24,576          30,575
   Multi-family residential and commercial real estate ............             6,110         12,900          13,811
   Construction loans .............................................             5,688         11,960          16,522
                                                                            ---------      ---------       ---------
      Total loans originated ......................................            38,592         49,436          60,908
                                                                            ---------      ---------       ---------
Loans purchased:
   Single-family residential ......................................                --             --              --
   Other ..........................................................                --            752              --
                                                                            ---------      ---------       ---------
      Total loans purchased .......................................                --            752              --
                                                                            ---------      ---------       ---------
         Total loans originated and purchased .....................            38,592         50,188          60,908
                                                                            ---------      ---------       ---------

Loans sold:
   Total whole loans sold .........................................            27,333          8,927          14,855
   Other ..........................................................               658            694           3,727
                                                                            ---------      ---------       ---------
      Total loans sold ............................................            27,991          9,621          18,582

Mortgage loan principal repayments ................................            35,600         41,474          48,407
Other (increase) decrease .........................................             5,068          1,370             693
                                                                            ---------      ---------       ---------
   Total net loan decreases .......................................            68,659         52,465          67,682
                                                                            ---------      ---------       ---------
Net loan activity .................................................           (30,067)        (2,277)         (6,774)
                                                                            ---------      ---------       ---------

Total mortgage loans at end of period .............................         $  65,972      $  96,039       $  98,316
                                                                            =========      =========       =========

For a discussion regarding loans sold during 2001, see "Item 6. Management's Discussion and Analysis or Plan of Operation."

         Schedule of Non-performing Assets. For the discussion and a table setting forth information with respect to the Bank's nonperforming assets at the dates indicated, see "Item 6. Management's Discussion and Analysis or Plan of Operation -- Schedule of Nonperforming Assets."

         Allowance for Loan Losses. The following table sets forth an analysis of the Bank's gross allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss actually realized has been charged or credited to current income.


                                                                              Year Ended December 31,
                                                       -----------------------------------------------------------------------
                                                        2001            2000            1999            1998            1997
                                                       -------         -------         -------         -------         -------
                                                                               (Dollars in thousands)
Allowance at beginning of period ...............       $ 5,152         $ 1,400         $ 1,441         $ 1,584         $ 1,659
                                                       -------         -------         -------         -------         -------
Provision for loan losses ......................         5,904           8,226             528             605             242
                                                       -------         -------         -------         -------         -------
Recoveries:
   Construction and land development ...........            78              --              --              --              --
   Residential real estate .....................            42              --               2              --               9
   Commercial real estate ......................             4              --              --              --              --
   Commercial business .........................           128              30             114               1              17
   Consumer and other ..........................           128              68              19              31               4
                                                       -------         -------         -------         -------         -------
      Total recoveries .........................           380              98             135              32              30
                                                       -------         -------         -------         -------         -------

Chargeoffs:
   Construction and land development ...........          (442)             (6)             --              --              --
   Farmland ....................................            --             (75)             --              --              --
   Residential real estate .....................        (1,564)           (193)            (56)            (36)            (52)
   Commercial real estate ......................          (903)           (163)             (2)             --            (185)
   Commercial business .........................        (2,272)         (3,398)           (421)           (496)            (54)
   Consumer and other ..........................          (605)           (737)           (225)           (248)            (56)
                                                       -------         -------         -------         -------         -------
      Total chargeoffs .........................        (5,786)         (4,572)           (704)           (780)           (347)
                                                       -------         -------         -------         -------         -------

      Net chargeoffs ...........................        (5,406)         (4,474)           (569)           (748)           (317)
                                                       -------         -------         -------         -------         -------

Balance at end of period .......................       $ 5,650         $ 5,152         $ 1,400         $ 1,441         $ 1,584
                                                       =======         =======         =======         =======         =======

Ratio of allowance to net loans
   outstanding at the end of the period ........          6.25%           3.69%           0.90%           0.94%           0.99%
Ratio of net chargeoffs to average loans
   outstanding during the period ...............          4.76%           2.94%           0.38%           0.47%           0.19%

         The following table sets forth the Bank's allowance for loan losses by loan category at the dates indicated.

                                                                                At December 31,
                                           -----------------------------------------------------------------------------------------
                                                   2001                    2000                1999                    1998
                                           ---------------------  -------------------   ---------------------   --------------------
                                                     As a % of            As a % of               As a % of              As a % of
                                                    Outstanding           Outstanding             Outstanding           Outstanding
                                                     Loans in              Loans in               Loans in               Loans in
                                            Amount   Category     Amount   Category       Amount  Category      Amount   Category
                                           -------- ------------  ------- -----------   -------- ------------   ------- ------------
                                                                               (Dollars in thousands)

Real estate mortgage loans:
   Residential .......................     $  860      2.19%      $  917      1.73%      $  270       0.50%     $  217       0.36%
   Other .............................        899      3.40          908      2.10          222       0.50         188       0.41
Consumer and commercial business .....        813      4.02        1,132      2.20          298       0.50         651       1.28
Impaired loans .......................      2,747                  1,310                    200                     --
Unallocated ..........................        331                    885                    410                    385
                                           ------                 ------                 ------                 ------
   Total allowance for loan losses ...     $5,650                 $5,152                 $1,400                 $1,441
                                           ======                 ======                 ======                 ======

                                                            At December 31,
                                                       -------------------------
                                                                 1997
                                                       -------------------------
                                                                   As a % of
                                                                  Outstanding
                                                                   Loans in
                                                        Amount     Category
                                                       --------- ---------------
                                                         (Dollars in thousands)
Real estate mortgage loans:
   Residential .......................                 $  234      0.33%
   Other .............................                    210      0.43
Consumer and commercial business .....                    614      1.29
Impaired loans .......................                     --
Unallocated ..........................                    526
                                                       ======
   Total allowance for loan losses ...                 $1,584
                                                       ======

         Investment Activities. The following table sets forth the cost and market values of the investment securities portfolio at the dates indicated.

                                                                            At December 31,
                                     ------------------------------------------------------------------------------------------
                                                     2001                        2000                          1999
                                     ------------------------------  ----------------------------- ----------------------------
                                     Amortized   Market  Percent of  Amortized  Market  Percent of Amortized  Market Percent of
                                      Cost(1)    Value   Portfolio    Cost(1)   Value   Portfolio   Cost(1)    Value  Portfolio
                                     --------- -------- -----------  --------- -------  ---------- ---------  ------- ---------
                                                                       (Dollars in thousands)
Corporate bonds ...................    $ 1,012  $ 1,021      7.94%     $3,062   $2,997     66.64%    $3,081   $2,923     66.31%
U.S. government and agency
   obligations ....................     12,030   11,837     92.06       1,500    1,500     33.36      1,500    1,485     33.69
                                       -------  -------    ------      ------   ------    ------     ------   ------    -------
   Total ..........................    $13,042  $12,858    100.00%     $4,562   $4,497    100.00%    $4,581   $4,408    100.00%
                                       =======  =======    ======      ======   ======    ======     ======   ======    =======

_______________________________
(1) Percentage of portfolio value computed based upon carrying value of securities. Prior to January 1, 1994, securities were recorded at amortized cost. In 1994 the Company adopted the provisions of SFAS No. 115 under which the Company has classified 100% of its investment securities as "available for sale," which securities were therefore recorded at market value.

         The following table sets forth the maturities and weighted average yields of the investment securities portfolio at December 31, 2001.

                                                                        Weighted
                                                           Carrying      Average
                                                             Value        Yield
                                                          ----------  ----------
                                                          (Dollars in thousands)

            Corporate Bonds:

               Due after one year through five years ....   $ 1,021        6.27%
            U.S. government and agency obligations:
               Due after one year through five years ....     5,937        3.57
               Due after ten years ......................     5,900        5.45
                                                            -------
               Total ....................................   $12,858        4.65
                                                            =======

         The following table sets forth the cost and market values of the mortgage-backed securities portfolio at the dates indicated.

                                                                     At December 31,
                             -----------------------------------------------------------------------------------------------------
                                         2001                              2000                               1999
                             ------------------------------   ---------------------------------  ---------------------------------
                             Amortized  Market   Percent of   Amortized   Market    Percent of    Amortized  Market   Percent of
                               Cost      Value  Portfolio(1)    Cost       Value   Portfolio(1)     Cost      Value  Portfolio(1)
                             ---------  ------  -----------   ---------   ------   ------------  ---------   ------  -------------
                                                            (Dollars in thousands)
GNMA certificates(2)......   $3,055     $3,094     94.58%      $3,152     $3,132      93.61%       $3,252    $3,010       92.20%
FHLMC certificates(2).....      175        185      5.42          215        220       6.39           275       280        7.80
                             ------     ------    ------       ------     ------     ------        ------    ------      ------
      Total...............   $3,230     $3,279    100.00%      $3,367     $3,352     100.00%       $3,527    $3,290      100.00%
                             ======     ======    ======       ======     ======     ======        ======    ======      ======

________________________
(1) Percentage of portfolio value computed based upon amortized cost of mortgage-backed securities.
(2)      Classified as "held to maturity" at December 31, 2001, 2000 and 1999.


         The following table sets forth the maturities and weighted average yields of the mortgage-backed securities portfolio at December 31, 2001.

                                                                             Weighted
                                                        Carrying             Average
                                                          Value               Yield
                                                        ---------            --------
                                                          (Dollars in Thousands)
Due in one year or less..........................       $    -                    -%
Due after one year through five years............           97                 8.42
Due after five years through ten years...........          121                 8.37
Due after ten years..............................        3,012                 6.57
                                                        ------
      Total......................................       $3,230                 6.69%
                                                        ======

Deposit Activities and Other Sources of Funds

        Jumbo Deposits. The following table indicates the amount of certificates of deposit and other deposits with balances of $100,000 or greater by time remaining until maturity as of December 31, 2001. Other deposits with balances of $100,000 or greater aggregated $3.5 million, and have been shown in the following table as having maturities of three months or less.

                                                               Amount
                                                           --------------
                                                           (In thousands)

                   Maturity period:

                    Three months or less..............        $  6,620

                    Three through twelve months ......          11,591

                    Over twelve months ...............           1,737
                                                              --------
                   Total .............................        $ 19,948
                                                              ========

         Deposit Flow. The following table sets forth the balances of savings deposits in the various types of deposit accounts offered by the Bank at the dates indicated.

                                                                                At December 31,
                                              ----------------------------------------------------------------------------------
                                                       2001                          2000                         1999
                                              ---------------------------  -----------------------------  ---------------------
                                                      Percent   Increase            Percent   Increase           Percent   Increase
                                              Amount  of Total (Decrease)  Amount  of Total  (Decrease)  Amount  of Total (Decrease)
                                              ------  -------- ----------  ------  --------  ----------  ------  --------  ---------
                                                                                 (Dollars in thousands)
Noncertificate of deposit accounts(1):
  Noninterest-bearing ..................   $  6,223    5.25%  $   (835)  $  7,059    5.38%    $ 1,710   $  5,349    4.22%  $   (590)
  NOW checking .........................     10,697    9.01     (1,187)    11,884    9.06         568     11,316    8.92       (441)
  Regular savings accounts .............     11,470    9.67     (1,083)    12,552    9.57      (1,666)    14,218   11.21     (1,197)
  Money market deposit .................      4,419    3.72        963      3,456    2.63        (368)     3,824    3.01        403
  Statement savings ....................      3,493    2.94        600      2,893    2.20         229      2,664    2.10        364
Certificates of deposit(2)(3):
  Fixed-rate certificates which mature:
    Within one year ....................     71,740   60.46     (2,318)    74,058   56.44      17,653     56,405   44.46    (13,681)
    Within three years .................      9,859    8.31     (8,828)    18,687   14.24     (12,356)    31,043   24.47     15,365
    After three years ..................        763    0.64        134        629    0.48      (1,422)     2,051    1.62       (903)
                                           --------  ------   --------   --------  ------     -------   --------  ------   --------
      Total ............................   $118,664  100.00%  $(12,554)  $131,218  100.00%    $ 4,348   $126,870  100.00%  $   (680)
                                           ========  ======   ========   ========  ======     =======   ========  ======   ========

________________________
(1) Includes accounts with balances of $100,000 and greater of $3.5 million,$6.0 million and $4.1 million at December 31, 2001, 2000 and 1999, respectively.
(2) Includes certificates of deposit with balances of $100,000 and greater of $16.5 million, $19.7 million and $21.6 million at December 31, 2001, 2000 and 1999, respectively.
(3) Includes IRA accounts of $7.0 million, $7.7 million and $8.3 million at December 31, 2001, 2000 and 1999, respectively.

         Time Deposits by Rates. The following table sets forth time deposits classified by rates as of the dates indicated.

                                                                At December 31,
                                          ----------------------------------------------------------
                                                2001               2000                1999
                                          ----------------------------------------------------------
                                                                 (In thousands)
1.00 - 2.00%........................          $ 5,392            $     -             $     -
2.01 - 4.00%........................           15,309                 63                 177
4.01 - 5.00%........................           15,709              5,944              42,829
5.01 - 6.00%........................           24,765             39,394              32,731
6.01 - 7.00%........................           20,639             41,342              13,249
7.01 or greater.....................              548              6,631                 513
                                              -------            -------             -------
   Total............................          $82,362            $93,374             $89,499
                                              =======            =======             =======


         The following table sets forth the amount and maturities of time deposits at December 31, 2001.

                                                        Amount Due
                            -------------------------------------------------------------------------
Certificate                Less Than    1 - 2      2 - 3       3 - 4      After              Percent
Accounts                   One Year     Years      Years       Years     4 Years    Total    of Total
-----------------------    ---------   -------     ------      -----     -------   -------   --------
                                                    (Dollars in thousands)
1.00 - 2.00%...........    $ 5,378     $    14    $    -      $   -      $   -     $ 5,392     6.54%
2.01 - 4.00% ..........     11,420       3,316       442         30        101      15,309    18.59
4.01 - 5.00% ..........     13,582       1,721       242         83         81      15,709    19.07
5.01 - 6.00% ..........     22,218       2,173       254         99         21      24,765    30.07
6.01 - 7.00% ..........     18,663       1,562        66        209        139      20,639    25.06
7.01 - or greater .....        479          69         -          -          -         548     0.67
                           -------     -------    ------      -----      -----     -------   ------
   Total ..............    $71,740     $ 8,855    $1,004      $ 421      $ 342     $82,362   100.00%
                           =======     =======    ======      =====      =====     =======   ======

         The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                                              Year Ended December 31,
                                                                    -------------------------------------------
                                                                       2001            2000            1999
                                                                    --------     --------------     -----------
                                                                                 (In thousands)
Beginning balance..........................................         $131,218        $126,870        $127,550
                                                                    --------        --------        --------

Net increase (decrease) before interest credited...........          (17,047)           (384)         (5,065)

Interest credited..........................................            4,493           4,732           4,385
                                                                    --------        --------        --------
Net increase (decrease) in savings deposits................          (12,554)          4,348            (680)
                                                                    --------        --------        --------

Ending balance.............................................         $118,664        $131,218        $126,870
                                                                    ========        ========        ========


         Borrowings. The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:


                                                                                 Year Ended December 31,
                                                                           --------------------------------------
                                                                              2001          2000         1999
                                                                           --------      --------      ----------
                                                                                     (In thousands)
Maximum amount of borrowings outstanding at any month end:

FHLB advances........................................................      $24,008       $37,322       $35,697

Securities sold under agreements to repurchase.......................            -         1,508         1,530

Other borrowings(1)..................................................          825         2,000         2,000

_________
(1)      Credit facilities from third party financial institutions.

Item 2.  Description of Property
--------------------------------

         The following table sets forth certain information regarding the Bank's offices as of December 31, 2001. The net book value of the Bank's investment in office, properties and equipment totaled $2.8 million at December 31, 2001. The properties are adequately insured and all in good condition.

                                                  Year        Building          Land          Building
      Location                      County       Opened     Owned/Leased    Owned/Leased   Square Footage
      --------                      ------       ------     ------------    ------------   --------------
Main Office
-----------


102 South Court Street            Lauderdale      1935         Owned           Owned           45,000
Florence, Alabama 35630


Branch Offices
--------------


5287 Highway 72                   Lauderdale      1977         Owned           Owned            1,890
Killen, Alabama  35645


U.S. Highway 72 E.                Lauderdale      1977         Owned           Owned            1,890
Rogersville, Alabama 35652


2727 Mall Drive                   Lauderdale      1979         Owned           Owned            1,216
Florence, Alabama 35630


1027 Avalon Avenue                Colbert         1990         Owned           Owned            3,500
Muscle Shoals, Alabama 35661


Item 3.  Legal Proceedings
--------------------------

         Periodically, there have been various claims and lawsuits involving the Bank, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations. See also, the discussion regarding the MOU and the Order under "Risk Factors -- The Company is Restricted From Certain Activities Including Paying Dividends to Stockholders" and "-- The Bank Has Entered Into a Consent Order With Regulators which Restricts Its Operations and The Expense of Compliance or Failure to Comply Could Have a Material Adverse Effect on the Company."

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

Additional Item. Executive Officers
-----------------------------------

        Executive officers who are also directors are discussed in Part II, Item 9 hereof.

        Additional executive officers of the Company are:

        Brent A. Turpen, Senior Vice President-Finance, is the principal financial officer. Prior to becoming Senior Vice President in 2001, Mr. Turpen was Controller from 1996 to 2001. Mr. Turpen joined the Bank in 1988. Age 31.

        Glenda Young, Senior Vice President and Chief Accounting Officer. Prior to becoming Senior Vice President in 1998, Ms. Young was Vice
President/Treasurer from 1992 to 1998. Ms. Young has been employed by the Bank in various capacities since 1967. Age 53.

        Billy Jack Johnson was elected President and Chief Executive Officer and director of the Company and the Bank on April 2, 2002. Prior to April 2, 2002, Mr. Johnson was Executive Vice President and Senior Lending Officer and director of the Company and the Bank since 2001. Prior to joining First Southern, Mr. Johnson had been Vice President of Sun Trust Bank. Mr. Johnson served in various management and commercial lending positions at Sun Trust Bank from 1977 to 2001. Age 50.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

        (a) (1) As of April 1, 2002, the common stock of First Southern Bancshares, Inc. was quoted on The Nasdaq National Stock Market under the symbol "FSTH." As of April 1, 2002, First Southern Bancshares, Inc. had 593 shareholders and 1,256,715 shares of common stock outstanding. This does not include the number of persons or entities who hold the stock in nominee or "street name."

                    Bancshares' ability to pay dividend depends primarily upon the Bank's ability to pay dividends. The Bank's ability to pay dividends is restricted by regulatory capital requirements, the required maintenance of a liquidation account established by First Federal Savings and Loan Association of Florence (which account was assumed by the Bank), and provisions of the Alabama Banking Code. The Company has discontinued all dividend payments on common stock for the foreseeable future. See "Note 14 to the Consolidated Financial Statements" and "Item
        1. Description of Business -- Regulation and Supervision of the Company and the Bank -- The Bank -- Dividends."

                    The following table sets forth per share market prices and dividend information for Bancshares common stock. Dividends are listed by quarter in which declared by the Board of Directors.

                                          Year Ended December 31, 2001
                                        --------------------------------
                                            High      Low     Dividend
                                        -----------  ------ ------------

               First quarter               $ 8.50    $6.25     $   --

               Second quarter                7.33     5.95         --

               Third quarter                 6.88     3.90         --

               Fourth quarter                5.00     2.55         --

                                          Year Ended December 31, 2000
                                        --------------------------------
                                            High      Low     Dividend
                                        -----------  ------ ------------

               First quarter               $12.56    $8.00     $0.125

               Second quarter               11.95     8.50      0.125

               Third quarter                 9.50     6.00      0.125

               Fourth quarter                7.50     5.00      0.125

               (2)  Recent Sales of Unregistered Securities

                    (a) On October 9, 2001, the Company completed a private
               placement of 160,350 shares of Series A Preferred Stock and 47,775 shares of Series B Preferred Stock.

                    (b) Sales of Series A Preferred Stock and Series B Preferred
               Stock were made only to "accredited investors" as the term is defined in Rule 501(a) of Regulation D of the Securities Act of 1933. No underwriters were involved in the distribution.

                                                                                    Underwriting
                    (c)  Class:                              Proceeds            Fees or Commissions
                         ------                              ---------           -------------------
                           Series A Preferred Stock ......  $3,528,000               $      N/A
                           Series B Preferred Stock ......   1,051,000                      N/A
                                                            ----------
                             Total proceeds ..............   4,579,000
                           Expenses ......................     (91,000)
                                                            ----------
                             Net proceeds ................  $4,488,000
                                                            ==========

                    (d) The sales of the Series A Preferred Stock and Series B Preferred Stock were made pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933. In relying on the exemption afforded by Rule 506, the Company satisfied all the terms and conditions of Rules 501 and 502 of Regulation D of the Securities Act of 1933 and limited the number of purchasers (excluding accredited investors) of the Series A Preferred Stock and Series B Preferred Stock to no more than 35 purchasers as that term is defined in Rule 501(a).

                    (e) Holders of Series B Preferred Stock may at any time convert their shares of Series B Preferred Stock into shares of Company common stock. The number of shares of common stock a holder of Series B Preferred Stock will receive upon conversion equals the price paid for the shares of Series B Preferred Stock plus any accrued dividends, divided by the conversion price on the conversion date. The initial conversion price is $5.50 and is subject to adjustment.

                    (f) The Company did not file a registration statement under the Securities Act of 1933 in connection with the offering because the offering qualifies as an exempt offering under the SEC Regulation D.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

General

        First Southern Bancshares, Inc. ("Bancshares," when referring to the holding company only) is primarily engaged in the business of directing and planning the activities of its wholly owned subsidiary, First Southern Bank. Bancshares' primary asset is comprised of its investment in the Bank. Bancshares and the Bank are collectively referred to herein as the "Company."

        The consolidated operating results of the Company include those of the Bank and Bancshares. All significant intercompany transactions and balances have been eliminated in consolidation. The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and advances from FHLB and other financial institutions. Net earnings are also affected by non-interest income and non-interest expenses, such as compensation and benefits, building and occupancy expense, and provisions for federal and state taxes.

        The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2000, as well as certain material changes in results of operations during the years ended December 31, 2001 and 2000.

        In attempting to comply with the Written Assurances, the Company has made certain commitments to its regulators and has had certain changes in its business operations and management. See "Risk Factors -- The Company Has Had a Significant Change in Operating Strategy and Management Since January 1, 2001 and There Can Be No Assurance that the New Strategy or Management Will Result In Improved Financial Condition or Net

Income." Management of the Company cannot currently estimate the effects of these commitments and changes on the financial condition, liquidity and results of operation of the Bank or Company. As of December 31, 2001, the Bank's leverage capital ratio at 5.00% was below the 7.00% required by the Department. Subsequent to December 31, 2001, the Company contributed $1 million to the capital of the Bank with proceeds of a loan from certain of the directors of the Company. The Bank's capital remained at a level meeting the regulatory capital requirements for adequately capitalized, although the Bank's Tier 1 capital to average assets remained below 7.00%.

        As a result of significant operating losses and other operational deficiencies, Bancshares has entered into an MOU with the Federal Reserve Bank. Subsequent to December 31, 2001, the Bank consented to the entry of the Order by the Federal Deposit Insurance Corporation and the Alabama State Banking Department which incorporates the Written Assurances. (See further discussion under the captions "Risk Factors" and "Item 6. Management's Discussion and Analysis or Plan of Operations -- Financial Condition, Liquidity and Capital Resources -- General").

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

        The Company incurred a net loss of $7.6 million for the year ended December 31, 2001. The net loss is primarily attributable to the following factors.

        The quality of the Bank's loan portfolio deteriorated during 2000 and 2001. As a result, the Bank experienced a significant amount of charge-offs and has been required to provide for additional anticipated loan losses in its allowance for loan losses. The Bank's provision for loan losses for the year ended December 31, 2001 totaled $5.9 million. (See further discussion under the captions "-- Loans," "-- Non-performing Assets," and "-- Allowance for Loan Losses").

        Net interest income decreased $2.5 million from $6.3 million for the year ended December 31, 2000 to $3.8 million for the year ended December 31, 2001. The decrease in net interest income is the result of a decrease in the net interest spread from 3.59% during 2000 to 2.80%. (See further discussion under the captions "Comparison of Operating Results for the Years Ended December 31, 2001 and 2000 -- Net Interest Income," "-- Interest Income," and "-- Interest Expense."

        Losses on real estate owned of $1.0 million and FHLB advance prepayment penalties of $276,000 also contributed to the net loss of $7.6 million for the year ended December 31, 2001.

        Total stockholders' equity decreased $7.7 million from $9.2 million at December 31, 2000 to $1.5 million at December 31, 2001. The decrease in stockholders' equity was the result of the $7.6 million net loss. During 2001, the Company received net proceeds of $4.5 million from the sale of preferred stock which is counted as regulatory capital for the Bank to the extent the Company contributes the proceeds to the Bank, but is not classified as a part of the Company's stockholders' equity.

        In the second quarter of 2000, the Company charged off $925,000 related to apparent fraudulent loans involving a former loan officer and commercial loan customers. Management is working with the Bank's regulators in an ongoing investigation regarding the potential fraudulent activity. The Bank has fidelity bond insurance which may cover a part or all of the related losses. The amount of recovery, if any, cannot be estimated, and therefore, no such recovery is reflected in the accompanying financial information.

        Subsequent to December 31, 2001, the Company contributed $1 million to the capital of the Bank with proceeds of a loan from certain of the directors of the Company. The Bank's capital remained at a level meeting the regulatory capital requirements for adequately capitalized, although the Bank's Tier 1 capital to average assets remained below 7.00%.

        For further discussion regarding the Company's recent business and regulatory developments, see "Risk Factors."

Cash and Cash Equivalents

        Cash and cash equivalents at December 31, 2001 of $14.2 million increased $6.7 million from $7.5 million at December 31, 2000. The primary source of this increase was from the sale of loans, payoffs on loans and the issuance of preferred stock. Funds generated were also utilized to reduce FHLB advances, purchase investment securities and fund decreases in deposits.

        The Bank's interest bearing balances of cash and cash equivalents have increased by $9.2 million during 2001 from $542,000 at December 31, 2000 to $9.8 million at December 31, 2001. Interest bearing balances primarily consist of FHLB overnight account balances.

        The changes in the sources and uses of cash related to operating, investing and financing activities are disclosed in the Company's "Consolidated Statements of Cash Flows" in Item 7 hereof.

Investments and Mortgage-Backed Securities

        The Company increased its amount of investment securities during 2001, from $4.5 million at December 31, 2000 to $12.9 million at December 31, 2001. The net increase in investment securities of $8.4 million from December 31, 2000 to December 31, 2001 was primarily due to the purchase of $10.0 million of agency bonds and collateralized mortgage obligations during the fourth quarter of 2001. The Bank also purchased a $2.0 million FHLMC discount note during the second quarter of 2001. The FHLMC discount note matured during the fourth quarter of 2001 and a $2.0 million U.S. Treasury Note was purchased. These increases in investment securities were partially offset by the sale of $2.0 million in corporate bonds during the first quarter of 2001 and the call of a $1.5 million agency bond during the second quarter of 2001. The $2.0 million U.S. Treasury Note secures a $2.0 million repurchase agreement line of credit with National Bank of Commerce, Birmingham, Alabama. At December 31, 2001 the Bank had not made any draws on the line of credit.

        Mortgage-backed securities held to maturity decreased $200,000 from $3.4 million at December 31, 2000 to $3.2 million at December 31, 2001.

Loans

        The primary investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama.

        During 1995 the Bank converted its charter from a savings and loan association to a commercial bank. From 1996 to 2000, the Bank focused its efforts in growing its commercial loan portfolio. However, as a result of the decline in quality of the Bank's loan portfolio, related reductions in Bank capital, and other operational factors, the Board of Directors and Management is re-evaluating its lending strategy. The Board of Directors and Management are actively taking steps to improve the underwriting and credit administration practices of the Bank in order to improve its overall asset quality. During the second quarter of 2001, the Board hired an Executive Vice President and Senior Lending Officer to oversee the administration of the Bank's loan portfolio with primary emphasis on improving overall credit quality of the portfolio. New policies with respect to loan originations have been formulated which should enhance the quality of future production. While it is not Management's intent to curtail the origination of new loans, primary emphasis is now being given to problem loan administration, and the total loans originated during 2001 were $38.6 million, a reduction of 21.9% from 2000 amounts.

        In addition to the overall philosophical changes implemented by new management, the Bank is bound by regulatory restrictions with respect to its capital ratios. (See further discussion in "-- Stockholder's Equity.") As a result of declining capital ratios in light of recent loan losses, it has been Management's intent to reduce the overall asset size of the Bank, raise additional capital and bring required capital ratios into compliance with regulatory guidelines. Therefore, the size of the loan portfolio has declined significantly.

        The Bank's loan portfolio has declined from $139.7 million at December 31, 2000 to $90.4 million at December 31, 2001. This decline is attributable to several factors.

        Residential mortgage loans have declined as a result of payoffs, regular payments and Management's decision to sell approximately $5.5 million in adjustable rate residential mortgage loans during the first quarter of 2001. Proceeds from the sale of these loans were utilized to reduce the Bank's outstanding FHLB advances. A gain of $90,000 was recorded during the first quarter of 2001 on the sale of these loans. (See further discussion under the captions "--Deposits, FHLB Advances and Other Notes Payable" and "--Liquidity"). An additional factor in the decline of the residential mortgage portfolio during 2001 was the continuation of the declining interest rate environment. The Bank's residential mortgage portfolio has been impacted by the high level of refinances as a result of the low market rates. Although the Bank has directly originated an increased number of residential mortgage loans, the majority of these loans have been sold in the secondary mortgage market as they are low, fixed rate, long-term loans. In managing the interest rate risk of the Bank, these loans are generally not desirable for the Bank's portfolio. The Bank does consider adjustable rate residential mortgage loans desirable, however, current market conditions have not generated a demand in the origination of this type of loan. These factors have contributed to a $24.2 million decline in the Bank's residential mortgage portfolio during the year ended December 31, 2001.

        The Bank's combined commercial and consumer loan portfolio has declined from $82.5 million at December 31, 2000 to $58.3 million at December 31, 2001. This decline is primarily the result of increased emphasis on collection efforts and credit quality on commercial business loans and consumer loans resulting in repayments, payoffs as a result of refinancing at other institutions and problem loan charge-offs. As noted previously, it is not Management's intention to curtail lending to the commercial business and consumer market sectors, however, the focus during 2001 has been on improving credit quality, granting primary attention to the existing portfolio and reevaluating policies and procedures rather than soliciting new business. As a result, new loan production during 2001 has been minimal and has not offset the level of repayments. Management anticipates this focus will continue at least through the first quarter of 2002.

        At December 31, 2001, the Company had no significant commitments to originate fixed-rate loans. At December 31, 2001, the Company had commitments to originate variable rate loans, including unused commercial business and consumer lines of credit, and standby letters of credit as follows (dollars in thousands):

                    Commitments to extend credit ....................    $  852
                    Unused lines of credit ..........................     5,376
                    Standby letters of credit .......................        10

Non-performing Assets

        Non-performing assets include loans classified as non-accrual, loans contractually past due 90 days or more and foreclosed real estate and other repossessed assets. The Company's policy is to classify loans as non-accrual and stop accruing interest when a loan is 90 days delinquent as to principal or interest unless collection of both is assured by collateral, guarantees or other security. Non-accruing loans are reviewed for impairment, and the Company has identified impaired loans based on estimated net realizable value and provided for possible loan loss allowances as discussed in "--Allowance for Loan Losses" and "Comparison of Operating Results for the Years Ended December 31, 2001 and 2000 --Provision for Loan Losses" below.

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

Schedule of Nonperforming Assets.

         The following table sets forth nonperforming assets at the dates indicated:

                                                                                At December 31,
                                                         ------------------------------------------------------------
                                                           2001         2000         1999         1998         1997
                                                         -------       -------     --------      -------     --------
                                                                          (Dollars in thousands)
Loans accounted for on a nonaccrual basis/1/:
  Real estate:
    1-4 unit residential...........................      $ 1,689      $  471       $    -        $  132       $    -
    Farmland ......................................            -         207            -             -            -
    Commercial ....................................        3,542         747            -             -          401
  Construction and land development ...............        3,089           -            -           782          135
  Commercial business .............................        3,796         866          683             -            -
  Consumer ........................................          102          96            -             -           25
                                                         -------      ------       ------        ------       ------
    Total .........................................       12,218       2,387          683           914          561
                                                         -------      ------       ------        ------       ------

Accruing loans which were contractually past
90 days or more:
  Real estate:
    1-4 unit residential ..........................          772       1,377          952         1,553          216
    Commercial ....................................          315           -           59           243            -
    Construction ..................................            -           -            -           112            -
  Commercial business .............................          306           -          398           432          148
  Consumer ........................................            2          23          158           105          181
                                                         -------      ------       ------        ------       ------
    Total .........................................        1,395       1,400        1,567         2,445          545
                                                         -------      ------       ------        ------       ------
    Total of nonaccrual and 90 days
    past due loans ................................       13,613       3,787        2,250         3,359        1,106

Foreclosed real estate and other assets ...........        1,234       1,070          918           710          100
                                                         -------      ------       ------        ------       ------
    Total non-performing assets ...................      $14,847      $4,857       $3,168        $4,069       $1,206
                                                         =======      ======       ======        ======       ======

Total loans delinquent 90 days or more to net
loans .............................................        15.06%       2.71%        1.44%         2.19%        0.69%
Total loans delinquent 90 days or more to total
assets ............................................        10.35%       2.26%        1.26%         1.88%        0.60%
Total non-performing assets to total assets .......        11.29%       2.90%        1.77%         2.28%        0.66%


_________________________
(1) At the dates indicated, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15. At December 31, 2001, the Bank had impaired loans within the meaning of SFAS No. 114 amounting to $12.8 million. With regard to non accrual, restructured and impaired loans, the gross interest income that would have been recorded in the year ended December 31, if the loans had been current in accordance with their terms and had both outstanding during the year or since origination, if held for part of period is estimated by management to be $684,000. The amount of interest income on those loans that was included in net income for the period is $449,000.

         Total non-performing assets increased substantially during 2001 from $4.9 million at December 31, 2000 to $14.8 million at December 31, 2001. Non-accrual loans accounted for $9.8 million of this increase. This increase in non-accruals is related to problems with ten commercial relationships each ranging from $400,000 to $2.7 million. Management continues to evaluate workout solutions and alternatives to these problem credits. Employee turnover in the first half of 2001 led to slower collection and renewal efforts. However, management has placed increased emphasis on the collection process and added a new collection officer during the second quarter 2001. Despite these efforts, the volume of non-performing assets has risen considerably. Management is concerned about the further impact the decline in the local economy may have upon the Bank's ability to improve the quality of its loan portfolio. No assurance can be given that the level of non-performing assets will not increase in future periods.

         Foreclosed real estate and other assets increased $538,000 during 2001 from $688,000 at December 31, 2000 to $1.2 million at December 31, 2001. The increase is primarily related to foreclosures of residential real estate. The Bank's real estate owned consisted of five lots of vacant land and fifteen single-family properties. The balance at December 31, 2001 also includes the Bank's Tuscumbia branch which was closed during third quarter of 2001. Repossessed assets decreased $375,000 from $383,000 at December 31, 2000 to $8,000 at December 31, 2001. The decrease in repossessed assets is primarily attributable to dispositions and charge-offs of inventory, equipment and vehicles during the year ended December 31, 2001.

         Included in non-performing assets are $12.8 million of impaired loans at December 31, 2001 compared to $3.4 million at December 31, 2000. There was approximately $2.7 million at December 31, 2001, in the allowance for loan losses specifically allocated to impaired loans versus $1.2 million at December 31, 2000.

Allowance for Loan Losses

         When determining the adequacy of the allowance for loan losses, Management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, regulatory classification of assets, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses remained relatively unchanged at December 31, 2001 in comparison to December 31, 2000, despite the increased activity during the year ended December 31, 2001. The allowance for loan losses represented 3.7% and 6.3% of net loans receivable at December 31, 2000 and December 31, 2001, respectively. (See further discussion in "Comparison of Operating Results For the Years Ended December 31, 2001 and 2000 -- Provision for Loan Losses" below.)

         In the opinion of management, the allowance for loan losses was adequate at December 31, 2001, to provide for potential loan losses in the loan portfolio at that date. While management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase the allowance in the future. Such increases could have a material adverse affect on the Bank's financial condition and results of operations. Losses ultimately confirmed will vary from original estimates and adjustments, as necessary, are made in the period in which these factors and other considerations become known.

         For a table setting forth the information with respect to the Company's allowance for loan losses for the last five years see "Item 1. Description of Business -- Lending Activities."

Deposits, FHLB Advances and Other Notes Payable

         Deposit balances decreased $12.6 million from $131.2 million at December 31, 2000 to $118.7 million at December 31, 2001. Savings certificate withdrawals account for 87.7% of the decrease in deposits. During the last six months of 2001, the Bank has set rates on savings certificates lower than much of the competition in an effort to improve the Bank's cost of funds for deposits and maximize the use of excess cash held on the FHLB overnight account. As a result, the Bank's savings certificates have decreased $11.0 million.

         At December 31, 2001, savings certificates amounted to $82.3 million, or 69.5%, of the Company's total deposits, including $71.7 million that were scheduled to mature by December 31, 2002. Management of the Company believes it has adequate resources to fund all loan commitments with savings deposits, available FHLB overnight account funds, a $2.0 million secured line of credit agreement (as discussed in "-- Investments and Mortgage-Backed Securities") and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

         The interest rate paid on the average balance of deposits decreased from 4.85% for the year ended December 31, 2000 to 4.77% for the year ended December 31, 2001. Although the prime rate decreased from 9.50% to 4.75% during the year ended December 31, 2001, the Bank's cost of funds for deposits decreased only slightly due to the cost on savings certificates which comprise the majority of the Bank's deposits. Higher interest rates were offered on 13 month and 18 month savings certificates during the last nine months of 2000 in an effort to retain and acquire new deposits. These specials were offered at higher rates and continue to impact the Bank's costs of funds as many of the accounts have not matured or repriced.

         The Company decreased its borrowings from the FHLB by $19.6 million to $5.9 million at December 31, 2001, from $25.5 million on December 31, 2000. These funds were generated by the sale of loans and proceeds from payoffs and regular payments on loans during the year ended December 31, 2001. The Bank recorded prepayment penalties during 2001 aggregating $276,000 on the payoff of a $2 million, 6.08% fixed rate advance and a $5 million reduction of a $10 million, 5.49% fixed rate advance. The FHLB advance was prepaid to reduce the impact of the negative interest rate spread between the higher cost borrowing liability and lower yielding investments and to reduce the Bank asset size in order to achieve adequate regulatory capital ratios.

         The borrowing ability of the Company (but not the Bank) is restricted under the MOU. See "Risk Factors -- The Company Is Restricted From Certain Activities Including Paying Dividends to stockholders."

Stockholders' Equity

         Total stockholders' equity decreased by $7.7 million to $1.5 million at December 31, 2001, from $9.2 million as of December 31, 2000. The decrease in stockholder's equity was the result of the $7.6 million net loss. During 2001, the Company received net proceeds of $4.5 million from the sale of preferred stock which is counted as regulatory capital for the Bank to the extent the Company contributes the proceeds to the Bank, but is not classified as a part of the Company's stockholders' equity. The Bank and the Company are subject to certain regulatory capital requirements. See "Risk Factors -- The Bank Has Entered Into a Consent Order With Regulators which Restricts Its Operations and the Expense of Compliance or Failure to Comply May Have a Material Adverse Affect on the Company." "Item 1. Description of Business -- Regulation and Supervision of the Company and the Bank" and Note 10 to "Notes to Consolidated Financial Statements" for a discussion of the Bank's regulatory capital.

         As a result of the MOU, the Company has adopted a capital restoration plan and capital and dividend policy to comply with one of the provisions of the MOU. The Company is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta. The MOU will remain in effect until modified or terminated by the Federal Reserve.

         In October 2001, the Company completed a private placement of Series A Preferred Stock raising $3.5 million in equity capital and a private placement of Series B Preferred Stock raising $1.1 million in equity capital. Bancshares used approximately $4.3 million of the net proceeds of these offerings to contribute capital to the Bank. The remaining proceeds were used for general corporate purposes. The Series A and Series B Preferred Stock are redeemable, have a 4% and 6%, respectively, cumulative dividend payable in cash or stock, subject to compliance with minimum capital requirements. For a description of the terms of the Preferred Stock, see Note 11 to the "Notes to Consolidated Financial Statements."

         The Bank also agreed with the Department to raise Tier 1 capital to average assets to 7.00%. To be categorized as well capitalized, the Bank must maintain the required capital ratios and not be subject to a capital order. At December 31, 2001, the Bank's Tier 1 capital to average assets ratio was 5.00% which was below the 7.00% required by the Department. At December 31, 2001, the Bank's capital met the FDIC regulatory requirements for "adequately capitalized."

         Subsequent to December 31, 2001, the Company contributed $1 million to the capital of the Bank with the proceeds of a loan from certain of the directors of the Company. The Bank's capital remained at a level meeting the regulatory capital requirements for "adequately capitalized," although the Bank's Tier 1 capital to average assets remains below 7.00%.

         The Order also outlines specific capital adequacy benchmarks that the Bank must satisfy. Within 60 days from the effective date of the Order, the Bank's Tier 1 capital must equal or exceed 5% of total assets. Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank's Tier 1 capital must equal or exceed 7% of total assets. The Order also requires the Bank, by March 31, 2002, to develop and adopt a plan to meet and maintain the FDIC's minimum risk-based capital requirements for each year in which the plan is in effect.

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

         Additionally, Bancshares requires cash for various operating needs including dividends to shareholders and general corporate expenses. The primary source of liquidity for Bancshares is dividends from the subsidiary Bank. As noted in the "Risk Factors" section, the Bank is restricted from paying any dividends to Bancshares and Bancshares is restricted from borrowing without special regulatory approval under the terms of the Order. As a result, liquidity at the holding company level could become insufficient to support Bancshares' need for funds.

         During the year ended December 31, 2001, the Company's FHLB credit availability program, which has a credit limit equal to 10% of the Bank's assets, was modified by the FHLB to increase the percentage of mortgage loans, which must be held in relation to the amount outstanding under the line of credit. All existing debt and any future borrowings from the FHLB require physical transfer of the requisite percentage of qualifying mortgage loans to the FHLB. Credit availability is limited to 85% of the fair value of qualifying mortgage loans held as collateral. At December 31, 2001, the Company has transferred and pledged mortgage loans aggregating $10.5 million to the FHLB to collateralize outstanding advances of $5.9 million at that date. The modification of the credit availability program and the requirement to pledge qualifying mortgages for any additional borrowings from the FHLB limits the Company's short-term liquidity.

         Subsequent to December 31, 2001, the Bank pledged investment securities with a market value of $6.8 million to the FHLB to collateralize outstanding advances of $5.9 million. Previously pledged mortgage loans were released and returned to the Bank.

         Liquid assets of the Bank increased from $11.9 million at December 31, 2000 to $27.1 million at December 31, 2001. It is Management's policy to maintain sufficient liquid assets to cover all foreseeable demands on cash. In conjunction with the written assurances given by the Bank and its Directors to the Department, Management has revised its liquidity and funds management policies in an effort to improve its liquidity position.

         In addition to the liquidity issues discussed above, as an insured institution as described in the Federal Deposit Insurance Act, the Bank is required to maintain "cash reserves" under guidelines established by the Federal Reserve. Depository institutions, as defined by the Federal Reserve, are required to maintain cash reserves for the purpose of facilitating the implementation of monetary policy of the Federal Reserve System. At December 31, 2001, the Bank's qualifying reserves of $1.3 million exceeded the required reserve of $277,000.

                     COMPARISON OF OPERATING RESULTS FOR THE
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

General

         Consolidated net income (loss) for the year ended December 31, 2001 was ($7.6 million) as compared to ($3.9 million) for the year ended December 31, 2000. Basic earnings (loss) per share for the year ended December 31, 2001, was ($6.06) as compared to ($3.09) for the year ended December 31, 2000. Diluted earnings (loss) per share for year ended December 31, 2001 was ($6.06) as compared to ($3.09) for the year ended December 31, 2000.

Net Interest Income

         Net interest loss after provision for loan losses for the year ended December 31, 2001 was $2.1 million, which was $100,000 greater than the net interest loss after provision for loan losses of $2.0 million reported for the year ended December 31, 2000. The increase in net interest loss after provision for loan losses is due primarily to the $4.0 million decrease in interest income from $14.2 million for the year ended December 31, 2000 to $10.2 million for the year ended December 31, 2001. The decrease in interest income was partially offset by a decrease in interest expense of $1.5 million from $8.0 million for the year ended December 31, 2000 to $6.5 million for the year ended December 31, 2001. A $2.3 million decrease in the provision for loan losses from $8.2 million for the year ended December 31, 2000 to $5.9 million for the year ended December 31, 2001 also offset the decrease in interest income.

         The average balance of interest-earning assets decreased from $163.1 million for the year ended December 31, 2000 to $133.1 million for the year ended December 31, 2001. The average yield on interest-earning assets decreased from 8.71% for 2000 to 7.69% for 2001. See "--Interest Income" below for further discussion.

Interest Income

         Interest income for the year ended December 31, 2000 was $14.2 million compared to $10.2 million for the year ended December 31, 2001, representing a decrease of $4.0 million or 27.9%. The decrease was primarily attributable to the $30.0 million decrease in average interest earning assets from $163.1 million for the year ended December 31, 2000 to $133.1 million for the year ended December 31, 2001. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 8.71% for the year ended December 31, 2000 to 7.69% for the year ended December 31, 2001. The lower yield is the result of lower interest rates related to the rate reductions by the Federal Reserve Bank and the increased amount of non-accruing loans. The decrease in interest-earning assets is summarized in the average balance table shown below:

                                             Year ended           Year ended
                                          December 31, 2001    December 31, 2000
                                          -----------------    -----------------
                                                  (Dollars in thousands)

Net loans                                     $ 113,484            $ 152,293
Mortgage-backed securities                        3,301                3,443
Investment securities                             4,105                4,404
FHLB overnight account                           10,301                1,163
FHLB stock                                        1,866                1,815
                                              ---------            ---------
         Total                                $ 133,057            $ 163,118
                                              =========            =========

         Interest on loans receivable decreased $4.2 million from $13.5 million for the year ended December 31, 2000 to $9.3 million for the year ended December 31, 2001. The decrease is primarily due to the $38.8 million decrease in the average balance of net loans from $152.3 million for 2000 to $113.5 million for 2001. In addition to payoffs and regular payments, $5.8 million in loans were charged off and $5.5 million in loans were sold during the year ended December 31, 2001. The average yield on loans also decreased from 8.85% for the year ended December 31, 2000 to 8.22% for the year ended December 31, 2001.

         Interest on mortgage-related securities decreased by $11,000 from $233,000 for the year ended December 31, 2000 to $222,000 for the year ended December 31, 2001 as a result of the average balance of such securities decreasing by $100,000 from $3.4 million for the year ended December 31, 2000 to $3.3 million for the year ended December 31, 2001. The average yield on these securities decreased from 6.77% for the year ended December 31, 2000 to 6.73% for the year ended December 31, 2001.

         Interest from the investment securities portfolio decreased by $64,000 from $284,000 for the year ended December 31, 2000 to $220,000 for the year ended December 31, 2001 as the result of the average balance of investment securities decreasing by $300,000 from $4.4 million for 2000 to $4.1 million for 2001. The average yield on investment securities decreased from 6.45% for the year ended December 31, 2000 to 5.36% for the year ended December 31, 2001.

         Other interest income is comprised of earnings on the overnight account and time deposits at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. Other interest income increased by $247,000 from $216,000 for the year ended December 31, 2000 compared to $463,000 for the year ended December 31, 2001. This increase is due primarily to the increased average invested balance on the FHLB overnight account from $1.2 million for the year ended December 31, 2000 to $10.3 million for the year ended December 31, 2001. FHLB dividends were $141,000 during 2000 as compared to $126,000 during 2001 due to a decrease in the average yield on FHLB stock from 7.77% for the year ended December 31, 2000 to 6.75% for the year ended December 31, 2001.

Provision for Loan Losses

         The identification of problem loans within the Bank's portfolio began with an external investigation starting in the third quarter of 2000. Adversely classified assets have increased from $18.9 million, or 11.3% of total assets at December 31, 2000 to $27.9 million, or 21.2% of total assets at December 31, 2001. Consequently, the provision for loan losses has continued to be significant. The provision for loan losses totaled $8.2 million for the year ended December 31, 2000 and $5.9 million for the year ended December 31, 2001. Additionally, known losses on non-performing unsecured loans, bankruptcies and other inadequately secured commercial/consumer loans have been charged-off. Charge-offs increased from $4.6 million for the year ended December 31, 2000 compared to $5.8 million for year ended December 31, 2001.

         New management, who joined the Bank during the first and second quarter of 2001, continues to address the increasing level of problem loans. Although the Board and Management believe that the most significant problem loans in the portfolio have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status. Management is concerned about the further impact that a decline in the local economy may have upon the Bank's ability to improve the quality of its loan portfolio.

Interest Expense

         Interest expense for the year ended December 31, 2001 was $6.5 million compared with $8.0 million for the year ended December 31, 2000, representing a decrease of $1.5 million or 18.8%. Interest on deposits decreased $300,000 from $5.9 million for the year ended December 31, 2000 to $5.6 million for the year ended December 31, 2001. The average balance of deposits decreased from $122.4 million for the year ended December 31, 2000 to $118.2 million for the year ended December 31, 2001. The average cost on deposits decreased from 4.85% during 2000 to 4.77% during 2001. Although the prime rate decreased from 9.50% to 4.75% during the year ended December 31, 2001, the Bank's cost of funds for deposits decreased only slightly as a result of the cost on savings certificates which comprise the majority of the Bank's deposits. Higher interest rates were offered on 13 month and 18 month savings certificates during the last nine months of 2000 in an effort to retain and acquire new deposits. These specials were offered at higher rates and continue to impact the Bank's costs of funds as many of the accounts have not matured or repriced.

         Other interest expense consists primarily of FHLB advances. Other interest expense decreased by $1.2 million from $2.0 million for the year ended December 31, 2000 to $818,000 for the year ended December 31, 2001. The average balance of other borrowings decreased $19.0 million from $32.9 million for the year ended December 31, 2000 to $13.9 million for the year ended December 31, 2001. The decrease in other borrowings was primarily funded by the sale of single-family mortgage loans and proceeds from payoffs and regular payments on loans as discussed in "--Interest Income" above. The average cost of borrowings decreased from 6.10% for 2000 to 5.90% for 2001.

Non-interest Income

         Non-interest loss for the year ended December 31, 2001 was $170,000, a $767,000 decrease from the $597,000 net interest income recorded for the year ended December 31, 2000. The decrease in non-interest income is primarily due to net losses on sale of real estate owned and other assets of $1.0 million during 2001 as compared to net losses of $159,000 during 2000. A decrease in loan fees and service charges of $113,000 from $626,000 during 2000 to $513,000 during 2001 also contributed to the decrease in non-interest income. The decrease in loan fees and service charges is due to a decrease in new loan originations in the commercial and installment lending areas as discussed in "--Loans." Additionally, service charges on checking accounts have decreased as many existing fee-earning accounts have transferred to a free checking product. These decreases in non-interest income were partially offset by an increase in net gains on sale of loans of $179,000 from $103,000 for the year ended December 31, 2000 to $282,000 for the year ended December 31, 2001. The net gains on sale of loans for the year ended December 31, 2001 includes $90,000 from the sale of $5.5 million in adjustable rate loans from the Bank's in-house portfolio during the first quarter 2001. (See "Financial Condition, Liquidity And Capital Resources --Loans" for further discussion.)

Non-interest Expense

         Non-interest expense increased from $5.0 million for the year ended December 31, 2000 to $5.6 million for the year ended December 31, 2001. The increase in non-interest expense results from an increase in other non-interest expenses of $765,000. Other non-interest expense totaled $875,000 for the year ended December 31, 2000 versus $1.6 million for the year ended December 31, 2001. The increase in other non-interest expense is primarily due to increases in FHLB advance prepayment penalties, professional and consulting fees and other loan expenses. FHLB advance prepayment penalties totaled $276,000 during 2001 as compared to no prepayment penalties during 2000. (See further discussion in "--Financial Condition, Liquidity And Capital Resources Deposits, FHLB Advances and Other Notes Payable".) Professional fees increased $378,000 from $300,000 for the year ended December 31, 2000 to $678,000 for the year ended December 31, 2001. The increase in professional fees is attributable to increased legal, accounting and consulting fees associated with the administration of the MOU and "Agreement" (see "--Stockholder's Equity") and the administration, collection and work-out efforts associated with the Bank's problem loan portfolio. Other loan expenses increased $109,000 from $82,000 for the year ended December 31, 2000 to $191,000 for the year ended December 31, 2001. This increase is also associated with the administration, collection and work-out efforts associated with the Bank's loan portfolio. Offsetting the increase in other non-interest expenses were decreases in compensation and employee benefits and advertising expenses.

Income Taxes

         Income tax benefit for the year ended December 31, 2001 was $239,000 as compared to an income tax benefit of $2.5 million for the year ended December 31, 2000. The net loss before income taxes for 2001 was $7.9 million as compared to a net loss before income taxes for 2000 of $6.4 million. Although the net loss before income taxes increased by $1.5 million during 2001, the income tax benefit decreased by $2.3 million. The decrease in the income tax benefit is the result of the creation of a valuation allowance for the Bank's deferred tax asset during the year ended December 31, 2001. Upon the recommendation of its independent accountants, the Bank has determined that the recognition of a valuation allowance is necessary because generally accepted accounting standards require that deferred tax assets be recognized only when it is more likely than not that the assets can be utilized. The necessity for a valuation allowance against the deferred tax asset will be reevaluated in future periods based on objective evidence and circumstances existing at that time.

Item 7. Financial Statements
-----------------------------

        The consolidated financial statements are incorporated by reference into this Form 10-KSB from the following pages of Exhibit 99 of this Form 10-KSB. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes.

        Independent Auditors' Report of Kraft Bros., Esstman, Patton & Harrell,
          PLLC
        Independent Auditors' Report of Marmann, McCrary & Associates, P.C. Consolidated Statements of Financial Condition, December 31, 2001 and
          2000
        Consolidated Statements of Operations For the Years Ended December 31,
          2001 and 2000
        Consolidated Statements of Shareholders' Equity For the Years Ended
          December 31, 2001 and 2000
        Consolidated Statements of Cash Flows For the Years Ended December 31,
          2001 and 2000
        Notes to Consolidated Financial Statements


Item 8. Changes In and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
        Financial Disclosure
        --------------------

        There have been no changes in or disagreements with accountants on accounting and financial disclosure that have not been previously reported by the Company. For information regarding the Company's change in accountants during 2001, see the Company's Form 8-K filed with the SEC on August 29, 2001.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
        Compliance with Section 16(a) of the Exchange Act
        -------------------------------------------------

        The Company's Board of Directors consists of six members. Five directors are independent and one is a member of management. The Board is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year. Information regarding the directors is provided below. Unless otherwise stated, the directors have held their current occupations for the last five years. The age indicated in each director's biography is as of December 31, 2001. The indicated period for service as a director includes service as a director of the Bank.

The following directors have terms expiring at the annual meeting in 2002:

        S. Greg Beadle is the president of an electric supply company. Age 51. Director since 1998.

        Robert Walker is a shareholder in the firm of Baker, Donelson, Bearman & Caldwell, P.C. Age 58. Director since 2001.

        The following directors have terms expiring at the annual meeting in 2003:

        James E. Bishop is owner and president of an automobile and truck dealership. Age 53. Director since 1991.

        Billy Jack Johnson was elected Executive Vice President and Senior Lending Officer of the Company and the Bank in 2001. Prior to joining First Southern, Mr. Johnson had been Vice President of Sun Trust Bank. Mr. Johnson served in various management and commercial lending positions at Sun Trust Bank from 1977 to 2001. Mr. Johnson became President and Chief Executive Officer and a director of the Company and the Bank in April, 2002. Age 50.

         The following directors have terms expiring at the annual meeting in 2004:

         J. Acker Rogers, Chairman of the Board, served as Acting President and Acting Chief Executive Officer of the Company and the Bank following the retirement of Charles L. Frederick, Jr. and prior to the election of Robert C. Redd to these positions in 2001. Mr. Rogers is the owner and president of a general insurance agency. Age 55. Director since 1991.

         Steve McKinney is the president of a fastener distribution company. Age
46. Director since 1998.

         For information concerning the executive officers of the Company who are not also directors, see "Part I, Additional Item. Executive Officers."

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

         Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that during the fiscal year ended December 31, 2001, all individuals other than Messrs. B. Jack Johnson, Brent A. Turpen and Ms. Glenda S. Young, each of whom filed a Form 3 more than ten days after being designated executive officers of the Company, complied with their reporting obligations in a timely manner.

         No reportable transactions occurred between the date Messrs. Johnson and Turpen and Ms. Young were required to file a Form 3 and the date they filed their Forms 3.

Item 10.  Executive Compensation
--------------------------------

Directors' Compensation

         Directors of the Company receive a quarterly retainer of $550. Directors of the Bank, who also serve as directors of the Company, receive a fee of $750 per month with the exception of the Chairman of the Board who receives a fee of $850 per month. Non-officer directors receive an additional $100 for committee meetings.

Executive Compensation

         Summary Compensation Table. The following information is furnished for Messrs. Redd, Rogers and Frederick. No other executive officer of the Company or its subsidiary received salary and bonus of $100,000 or more during the year ended December 31, 2001.

                                                                                     Long Term
                                                     Annual Compensation            Compensation
                                                  -------------------------   ------------------------
                                                                               Restricted                     All
                                                                                 Stock         Stock         Other
Name and Principal Position                Year      Salary         Bonus       Awards        Options     Compensation
---------------------------               ------  --------------- ---------   -------------  ---------   ---------------
Robert C. Redd .........................   2001   $  143,613/(1)/   $   --      20,000/(2)/     25,000     $  3,252/(3)/
  President and Chief Executive
  Officer

J. Acker Rogers/(4)/ ...................   2001   $   13,156            --     $    --              --     $     --
  Chairman of the Board of Directors
  Former acting Chief Executive
  Officer

Charles L. Frederick, Jr. ..............   2001   $   69,001/(5)/       --     $16,551/(6)/         --     $ 58,395/(7)/
  Former President and Chief               2000      143,497        20,917          --                       14,647
  Executive Officer                        1999      141,606            --          --                       15,337

_____________________________________________
(1) Salary for Mr. Redd in 2001 includes $5,374 for unused sick leave and $11,875 in deferred compensation.
(2) These shares were a performance-based stock award that were forfeited upon his resignation effective April 2, 2002.
(3)  Represents the Bank's matching contribution under the Bank's 401(k) Plan.
(4) Mr. Rogers served as acting Chief Executive Officer from February 1, 2001 through February 28, 2001.
(5) Mr. Frederick resigned as the Company's President and Chief Executive Officer effective January 31, 2001. As part of Mr. Frederick's termination agreement, Mr. Frederick received $57,521 in compensation.
(6) As part of Mr. Frederick's termination agreement, he received 2,623 shares of Company common stock under the Company's Management Recognition and Development Plan.
(7) As part of Mr. Frederick's termination agreement, he received unencumbered title to his former company automobile (estimated value of $27,150), safety deposit box services at the Bank, at no cost, for five years beginning February 1, 2001 (estimated value of $175), $28,320 for the value of his vacation and sick leave accumulated and unused through January 31, 2001 and $2,750 representing reimbursement of Mr. Frederick's cafeteria plan account.

         Option Exercise/Value Table. The following information is provided for Mr. Redd for the fiscal year ended December 31, 2001.

                                                                                                 Value of Unexercised
                                                                 Number of Securities          In-the -Money Options at
                                                                Underlying Unexercised                   Fiscal
                                                              Options at Fiscal Year-End             Year-End /(1)/
                                                             ----------------------------------------------------------
           Name                      Acquired
                                        on         Value
                                     Exercise     Realized   Exercisable    Unexercisable    Exercisable  Unexercisable
------------------------------       --------     --------   -----------    --------------   -----------  -------------
        Robert C. Redd ..........     $   --      $     --       0             25,000           $   0         $   0

___________________________
(1) The exercise price for Mr. Redd's options is $6.50. The closing trading price of the Company's common stock on December 31, 2001 was $3.40 per share.

         Employment Agreement and Stock Option Agreement. The Company and the Bank entered into an employment agreement with Mr. Redd effective March 1, 2001. The agreement provided for a three-year term of employment with an annual salary of $170,000 and provided for a cash bonus of up to 25% of his base salary based upon the board's review of Mr. Redd's performance.

          The employment agreement also provided for, among other things, Mr. Redd's participation in stock benefit plans and provided for Mr. Redd to receive an incentive stock bonus award of 20,000 shares of the Company's common stock if the reported closing price of the Company's stock is at least $14.00 per share for ten consecutive trading days between March 1, 2001 and March 31, 2004. The Company and Mr. Redd mutually agreed to terminate the employment agreement effective March 31, 2002 and Mr. Redd resigned effective April 2, 2002.

          The Company also entered into a stock option agreement with Mr. Redd pursuant to which Mr. Redd was granted options to purchase 25,000 shares of the Company's common stock at an exercise price of $6.50 per share. The options will vest in equal annual installments over the five year period commencing on March 1, 2002 and will expire on March 1, 2008.

          Termination Agreement. Effective January 31, 2001, Charles L. Frederick, Jr. resigned as President and Chief Executive Officer of both the Company and the Bank, in addition to resigning as a director of both entities. In accordance with a written agreement the Company and the Bank have agreed to provide Mr. Frederick with the following severance payments: (1) $62,750 in cash, payable over a 12-month period in equal monthly installments beginning February 1, 2001; (2) $30,894 in cash, payable monthly over twelve months beginning February 1, 2001, for the value of his vacation and sick leave accumulated through January 31, 2001; (3) unencumbered title to his former company automobile (estimated value of $27,150); (4) safety deposit box services at the Bank, at no cost, for five years beginning February 1, 2001 (estimated value of $175); (5) the 2,623 shares of Company common stock under the Company's Management Recognition and Development Plan that vested in April 2001, to be paid in April 2001 (estimated value of $16,551); (6) his full deferred compensation benefit in accordance with the Company's Deferred Compensation Plan, payable in February 2002 (estimated value of $44,765); and (7) $3,000 in cash, payable over a 12-month period in equal monthly installments beginning February 1, 2001, representing reimbursement of his cafeteria plan account. In exchange for the foregoing, Mr. Frederick waived any and all rights to which he was otherwise entitled under his employment agreement with the Company and the Bank, which was terminated upon his resignation.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

          The following table provides information, as of March 20, 2002, about the persons known to the Company to be the beneficial owners of more than 5% of the Company's outstanding voting stock, which includes common stock, Series A preferred stock or Series B preferred stock, and each director and executive officer of the Company. A person may be considered to beneficially own any shares of stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

                                                                                                                        Percent of
                                                                                                                          Series
                                                                        Percent of                                        A and B
                                                                       Common Stock     Shares of         Shares of      Preferred
                             Shares of                                     and          Series A          Series B         Stock
                            Common Stock         Common Stock          Common Stock     Preferred         Preferred     Outstanding
Name and Address               Owned            Equivalents(1)        Equivalents (1)  Stock Owned       Stock Owned        (2)
----------------            ------------        --------------        ---------------  -----------       -----------    -----------
First Southern Bank(3)           144,950                    --                   11.5%          --                --             --%
Employee Stock Ownership
Plan
102 South Court Street
Florence, Alabama 35630

H. M. Bobo                        75,000/(4)/               --                    5.8       11,363                --            5.5
P.O. Box 1003
Florence, Alabama 35631

James E. Bishop                   50,913                10,249/(5)/               4.7       15,910/(3)/           --            7.6
102 South Court Street
Florence, Alabama 35630

B. Jack Johnson                       --                 2,000/(7)/               0.2        8,300                --            4.0

Steve McKinney                     2,000                83,820/(8)/               6.4           --            20,455/(9)/       9.8

Robert C. Redd                     5,317                 5,000/(10)/              0.8        9,091                --            4.4

Robert Walker                      4,500                18,180/(11)/              1.8        4,546             4,545            4.4

S. Greg Beadle                     6,875/(12)/           2,000/(7)/               0.7       11,183/(13)/          --            5.4

James M. Hughes                       --                    --                     --       18,182                --            8.7

Lockwood Holmes                       --                    --                     --       13,636                --            6.6

Earl T. Holloway                      --                36,368/(11)/              2.8        4,545             9,092            6.6

J. Acker Rogers                   28,960/(14)/          10,249                    3.0        4,546                --            2.2

All directors and                118,083               141,611                   12.3       53,576            25,000           52.3
   executive officers as a
   group (9 persons)

-----------------------------
(1) Percentages with respect to each person or group of persons have been calculated based on 1,256,715 shares of Company common stock outstanding and entitled to vote as of April 1, 2002, plus the number of the Company's common stock which each person or group of persons has the right to acquire within 60 days of April 1, 2002 by the exercise of stock options or the conversion of Series B Preferred Stock assuming a conversion factor of 4 common shares for one share of Series B Preferred Stock.
(2) Series A and Series B stock each has 3 votes per share and vote together as a class.
(3) The ESOP was terminated effective February 2002. Distributions to the Company's stock held by the ESOP to the Company's employees are pending.
(4)  Based on the Company's stock transfer records.
(5) Includes 10,249 shares of the Company's common stock that may be acquired pursuant to options that are exercisable within 60 days of the record date.

(6) Shares are owned by Kilpatrick, Bishop Inc. Mr. Bishop is the president and a stockholder of Kilpatrick, Bishop Inc.
(7) Includes 2,000 shares of the Company's common stock that may be acquired pursuant to stock options that are exercisable within 60 days of the record date.
(8) Includes 2,000 and 81,820 shares of Company common stock, respectively, that may be acquired pursuant to stock options or Series B Preferred stock exercisable or convertable, respectively, within 60 days.
(9) Includes 11,364 shares owned by Southern Fastening Systems, Inc. Mr. McKinney is president of Southern Fastening Systems, Inc.
(10) Includes 5,000 shares of the Company's common stock that may be acquired pursuant to stock options that are exercisable within 60 days of the record date.
(11) Represents shares of the Company's common stock acquired upon conversion of Series B Preferred Stock.
(12) Includes 1,150 shares of the Company's common stock owned by Mr. Beadle's spouse and 585 shares held in trust for Mr. Beadle's son.
(13) Includes 4,364 shares of the Company's Series A preferred stock owned by SBS Electric Supply Company.
(14) Includes 4,364 shares of common stock owned by Mr. Rogers' spouse and 500 shares of common stock owned by Mr. Rogers' daughter.

     Changes in Control - The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, except for loans made pursuant to programs generally available to all employees, and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank, therefore, is prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made under programs generally available to all employees, and the Bank has adopted a policy to this effect. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, are in excess of the greater of $25,000 or 5% of the institution's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors. The aggregate amount of loans extended by the Bank to its executive officers and directors was approximately $2.3 million at December 31, 2001.

     J. Acker Rogers, Chairman of the Board of both the Company and the Bank, is part owner of the insurance firm of Rogers, Carlton & Associates, Inc., from which the Bank has purchased insurance for the past several years. Rogers, Carlton & Associates, Inc. received approximately $35,000 from the Bank during the fiscal year ended December 31, 2001.

     Robert Walker, director of both the Company and the Bank, is a shareholder in the law firm Baker, Donelson, Bearman & Caldwell, P.C. Mr. Walker and the firm provided legal services to both the Company and the Bank and received approximately $175,000 from the Company and the Bank during fiscal year ended December 31, 2001.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

        (a)    Exhibits

               3(i)(a)   Certificate of Incorporation of the Company/(1)/
               3(i)(b)   Certificate of Amendment of Certificate of
                         Incorporation/(2)/
               3(ii)(a)  Bylaws of the Company/(1)/
               3(ii)(b)  Amendment to Bylaws, dated September 10, 1998/(3)/
               4(a)      Certificate of Designation of the Preference and
                         Rights of the Series A Preferred Stock/(4)/
               4(b)      Certificate of Designation of the Preference and
                         Rights of the Series B Preferred Stock/(4)/
               10(a)     1996 Stock Option Plan of the Company/(5)/
               10(b)     1996 Management Recognition and Development Plan of
                         the Company/(5)/
               10(c)     Employment Agreement with Robert C. Redd/(6)/
               10(d)     Employment Agreement with Billy Jack Johnson, Jr./(7)/
               11        Statement Re: Computation of Per Share Earnings/(8)/
               21        Subsidiaries of the Registrant
               23(a)     Consent of Kraft Bros., Esstman, Patton & Harrell, PLLC
               23(b)     Consent of Marmann, McCrary & Associates, P.C.
               99        Consolidated Financial Statements and Reports of
                         Independent Accountants

               _____________
               (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 33-87384), as subsequently amended.
               (2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997.
               (3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended
                         September 30, 1998.
               (4) Incorporated by reference to the Company's Form 8-K dated August 31, 2001.
               (5) Incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.
               (6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001.
               (7) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2001.
               (8) N/A, Can be clearly determined from the financial statements.

        (b)    Report on Form 8-K

               No Forms 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

        In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST SOUTHERN BANCSHARES, INC.


Date: April 11, 2002                By:/s/ B. Jack Johnson
                                       ----------------------------------
                                           B. Jack Johnson
                                           Chief Executive Officer and President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ B. Jack Johnson                                 April 11, 2002
     -----------------------------
     B. Jack Johnson
     Chief Executive Officer, President and Director

By:  /s/ J. Acker Rogers                                 April 11, 2002
     -----------------------------
     J. Acker Rogers
     Chairman of the Board

By:  /s/ Brent Turpen                                    April 11, 2002
     -----------------------------
     Brent Turpen, Senior Vice President-Finance
     (principal accounting officer and
     principal financial officer)


By:  /s/ James E. Bishop                                 April 11, 2002
     -----------------------------
     James E. Bishop
     Director

By:  /s/ Robert Walker                                   April 11, 2002
     -----------------------------
     Robert Walker
     Director

By:  /s/ Steve McKinney                                  April 11, 2002
     -----------------------------
     Steve McKinney
     Director

By:  /s/ S. Greg Beadle                                  April 11, 2002
     -----------------------------
     S. Greg Beadle
     Director