Form 10QSB
period 2002-03-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 2002-05-16
CIK 934302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-QSB

(Mark One)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the quarterly period ended March 31, 2002

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
________________________

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,256,715 shares of $.01 par value common stock as of May 13, 2002.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
INDEX

Part I
Item 1	Financial Information
Unaudited Consolidated Statements of Financial Condition
Unaudited Consolidated Statements of Income
Unaudited Consolidated Statements of Stockholders' Equity
Unaudited Consolidated Statements of Cash Flows
Selected Notes to Consolidated Financial Statements

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II	Other Information

ITEM 1 - Legal Proceedings

ITEM 2 - Changes in Securities and Use of Proceeds

ITEM 3 - Defaults upon Senior Securities

ITEM 4 - Submission of Matters to Vote of Security Holders

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

Signatures

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)
	March 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$ 19,076	$ 14,230
Investment securities available for sale, at fair value	12,727	12,858
Mortgage-backed securities, held to maturity, at cost	3,199	3,230
Federal Home Loan Bank stock, at cost	1,866	1,866
Loans held for sale, at lower of cost or fair value	590	821
Loans receivable, net	80,674	90,420
Premises and equipment, net	2,727	2,807
Accrued interest receivable	828	976
Income taxes receivable	2,614	2,614
Other assets	473	435
Foreclosed real estate	1,761	1,226
Deferred income taxes	--	--
Total Assets	$ 126,535	$ 131,483
	========	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Demand accounts	$ 37,032	$ 36,302
Certificate accounts	76,001	82,362
Total deposits	113,033	118,664
Advances from Federal Home Loan Bank	5,824	5,862
Other notes payable	750	750
Note payable to directors	1,000	--
Other liabilities	376	218
Total liabilities	120,983	125,494
Commitments and contingencies (Note 5)	--	--
Redeemable Preferred stock, $.01 par value:
Series A - 250,000 shares authorized; 160,350 issued and outstanding; 4% cumulative dividends initially, increasing after five years (aggregate redemption value as of March 31, 2002, $3,528 plus accumulated dividends)	3,535	3,388
Series B - 56,000 shares authorized; 47,775 issued and outstanding; 6% cumulative dividends initially, increasing after five years (aggregate redemption value as of March 31, 2002, $1,283 plus accumulated dividends)	1,111	1,100
	4,646	4,488
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 4,000,000 shares authorized; 2,076,969 shares issued and 1,256,715 outstanding	21	21
Additional paid-in capital	11,407	11,407
Retained earnings-substantially restricted	1,094	1,738
Net unrealized gain (loss) on securities available for sale	(135)	(184)
Treasury stock, at cost	(11,481)	(11,481)
Total stockholders' equity	906	1,501
Total liabilities and stockholders' equity	$ 126,535	$ 131,483
	========	========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)
	Three Months Ended March 31,
	2002	2001
Interest income:
Loans	$ 1,563	$ 3,067
Investment securities	203	129
Other	78	63
Total interest income	1,844	3,259
Interest expense:
Deposits	973	1,563
Federal Home Loan Bank advances and other	105	355
Total interest expense	1,078	1,918
Net interest income	766	1,341
Provision for loan losses	170	813
Net interest income after provision for loan losses	596	528
Noninterest income:
Loan fees and service charges	204	169
Net gains on sale of loans	--	91
Gains (losses) on real estate owned and other assets	10	(68)
Loss on sale of investments	--	(7)
Other	9	14
Total noninterest income	223	199
Noninterest expenses:
Compensation and employee benefits	605	688
Building and occupancy expense	135	164
Data processing expense	118	112
Advertising	3	11
Insurance expense	74	27
Other	371	310
Total noninterest expenses	1,306	1,312
Income (loss) before income taxes	(487)	(585)
Income tax expense (benefit)	--	(236)
Net income (loss)	$ (487)	$ (349)
	=========	==========
Basic earnings (loss) per share	$ (0.39)	$ (0.28)
	=========	=========
Diluted earnings (loss) per share	$ (0.39)	$ (0.28)
	=========	=========
Dividends per share	$ --	$ --
	=========	=========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands, except share data)
(Unaudited)

	Common Stock
	Issued		In Treasury		Additional Paid-In	Retained Earnings Substantially Restricted
	Shares	Amount	Shares	Amount	Capital

Balances at January 1, 2001	2,076,969	$ 21	(817,958)	$ (11,467)	$ 11,429	$ 9,354
Net income (loss) for the year ended December 31, 2001	--	--	--	--	--	(7,616)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	--	--	--	--
Total comprehensive income	--	--	--	--	--	--
Acquisition of treasury stock	--	--	(2,296)	(14)	(22)	--
Amortization of MRDP unearned compensation	--	--	--	--	--	--
Net for the period	--	--	(2,296)	(14)	4,464	(7,616)
Balances at December 31, 2001	2,076,969	21	(820,254)	(11,481)	15,893	1,738

Net income (loss) for the three months ended March 31, 2002	--	--	--	--	--	(487)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	--	--	--	--
Total comprehensive income	--	--	--	--	--	--
Accretion of redeemable preferred stock - Series A	--	--	--	--	--	(77)
Accretion of redeemable preferred stock - Series B	--	--	--	--	--	(80)
Net for the period	--	--	--	--	--	(644)
Balances at March 31, 2002	2,076,969	$ 21	(820,254)	$ (11,481)	$ 11,407	$ 1,094
	======	======	======	=====	=====	=====

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands, except share data)
(Unaudited)

	Unearned Employee Compensation
	ESOP	MRDP	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances at January 1, 2001	$ --	$ (68)	$ (39)	$ 9,230
Net income (loss) for the year ended December 31, 2001	--	--	--	(7,616)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	(145)	(145)
Total comprehensive income	--			(7,761)
Acquisition of treasury stock	--	--	--	(36)
Amortization of MRDP unearned compensation	--	68	--	68
Net for the period	--	68	(145)	(7,729)
Balances at December 31, 2001

Net income (loss) for the three months ended March 31, 2002	--	--	(184)	1,501
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	49	49
Total comprehensive income	--	--	--	(438)
Accretion of redeemable preferred stock - Series A	--	--	--	(77)
Accretion of redeemable preferred stock - Series B	--	--	--	(80)
Net for the period	--	--	49	(595)
Balances at March 31, 2002	$ --	$ --	$ (135)	$ 906
	======	=======	=======	========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$ (487)	$ (349)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	60	82
Provision for loan losses	170	813
Provision for deferred income taxes (benefit)	--	(836)
Amortization/accretion of premiums/discounts on investment and mortgage-backed securities	5	--
Amortization of deferred loan fees	(8)	(14)
Amortization of unearned compensation - MRDP	--	51
(Gains) losses on real estate owned	(11)	8
Noncash compensation	20	--
(Increase) decrease in:
Loans held for sale	231	(144)
Accrued interest receivable	148	347
Other assets	(38)	705
Increase (decrease) in:
Income taxes currently payable	--	--
Other liabilities	158	(14)
Net cash provided by operating activities	248	649

Cash flows from investing activities:
Net decrease in total loans	8,667	15,308
Proceeds from maturity of:
Mortgage-backed securities	31	36
Investment securities	175	--
Real estate owned	394	(833)
Proceeds from sale of investments and mortgage-backed securities	--	2,039
Acquisition of premises and equipment	--	3
Net cash provided by investing activities	9,267	16,553

Cash flows from financing activities:
Net decrease in deposit accounts	(5,631)	(4,196)
Repayment of FHLB advances	(38)	(12,538)
Proceeds form directors' loan	1,000	--
Net cash used in financing activities	(4,669)	(16,734)
Increase (decrease) in cash and cash equivalents
Net change in cash and cash equivalents	4,846	468
Cash and cash equivalents at beginning of period	14,230	7,479
Cash and cash equivalents at end of period	$ 19,076	$ 7,947
	=======	=======
Supplemental Information for Cash Flow:
Noncash transactions:
Increase (decrease) in net unrealized loss on securities available for sale	$ (49)	$ (12)
Loans foreclosed and transferred to real estate owned	$ 918	$ 1,005
Automobile given as compensation	$ 20	$ --
Cash paid during the period for:
Interest	$ 1,081	$ 1,990
Income taxes	$ --	$ --

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of March 31, 2002 and for the three months then ended include the accounts of the Registrant, First Southern Bancshares, Inc. (the "Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the "Company".

The March 31, 2002 and 2001 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the March 31, 2002 and 2001 interim financial statements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year. The December 31, 2001 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001. Such Consolidated Statement of Financial condition included therein was audited but contained a disclaimer of opinion ("Disclaimer") as a result of going concern issues discussed therein.

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

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

	Three Months Ended March 31,
	2002	2001
Common shares outstanding	2,076,969	2,076,969
Treasury shares	(820,254)	(817,958)
Options (1)	--	--
Weighted Average Common Shares	1,256,715	1,259,011
Options(1)	--	--
Weighted Average Common Shares and Common Stock Equivalents	1,256,715	1,259,011
	======	======
(1) The impact of stock options are anti-dilutive for each period and accordingly are not included herein.

NOTE 3 - FHLB DEBT AND LIQUIDITY

The Bank's FHLB credit availability program, which has a credit limit of 10% of the Bank's assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB. Credit availability is limited to 85% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral. FHLB deposits may also collateralize FHLB borrowings. The modification of the credit availability program and the requirement to pledge qualifying mortgages and investment securities for any additional borrowings from the FHLB limits the Company's short-term liquidity. The Company's liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings. The Bank also has a $2.0 million repurchase agreement line of credit with another bank and has pledged an investment security with a market value of $2.0 million for collateral. At March 31, 2002, the Bank has pledged investment securities with a market value of $6.7 million to the FHLB to collateralize outstanding advances of $5.8 million.

NOTE 4 - COMMITMENTS

At March 31, 2002, the Company had $546,000 of outstanding net loan commitments and $4.7 million of unused lines of credit.

NOTE 5 - CONTINGENCIES AND SUBSEQUENT EVENTS

Bancshares and the Bank are subject to certain regulatory capital requirements. As a result of the Memorandum of Understanding ("MOU") with the Federal Reserve Bank, the Company has adopted a capital restoration plan and capital and dividend policy. The Company is required to submit quarterly progress reports to the Federal Reserve. The MOU will remain in effect until modified or terminated by the Federal Reserve. At March 31, 2002, Bancshares believes it is in material compliance with the MOU.

As a result of a Consent Order ("the Order") with the FDIC and the Alabama State Banking Department, which became effective March 25, 2002, the Bank's Tier 1 capital must equal or exceed 5.00% of total assets within 60 days from the effective date of the Order. Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank's Tier 1 capital must equal or exceed 7.00% of total assets. At March 31, 2002, the Bank's Tier 1 capital was 5.74% of total assets. The Bank has developed and adopted a plan designed to meet and maintain the FDIC's minimum risk-based capital requirements for each year in which the plan is in effect. The Bank believes it was in substantial compliance with the Order as of March 31, 2002.

While Bancshares and the Bank have taken actions to achieve compliance with the MOU and the Order in a timely manner, there are no assurances that it will be successful in fully complying with the MOU and the Order within the timeframes set forth in the agreements. Management of the Company cannot currently estimate the effects of these commitments on the financial condition, liquidity, and results of operations of the Bank or Bancshares. Noncompliance with the terms of the Order may subject the Bank or its directors to civil money penalties or the termination of deposit insurance. Although no assurances can be given, Management believes that actions presently being taken to comply with the MOU and the Order and to return the Company to profitable operations provide the opportunity for the Company to continue as a going concern.

Subsequent to March 31, 2002, Bancshares received additional loan proceeds of $125,000 from certain directors of the Company. The proceeds of the loan were for general corporate purposes.

Also subsequent to March 31, 2002, the Company received a Nasdaq Staff Determination indicating that it fails to comply with the audited financial statement requirement for continued listing set forth in Marketplace Rule 4310(c)(14), as well as the current net tangible asset requirement and the new stockholders' equity requirement for continued listing as set forth in Marketplace Rule 4450(a)(3), and, therefore, its common stock was delisted from the Nasdaq National Market effective at the opening of business on April 24, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

First Southern Bancshares, Inc. (Bancshares") is primarily engaged in the business of directing and planning the activities of its wholly owned subsidiary, First Southern Bank (the "Bank"). Bancshares' primary asset is comprised of its investment in the Bank. Bancshares and the Bank are collectively referred to herein as the "Company".

The consolidated operating results of the Company include those of the Bank and Bancshares. All significant intercompany transactions and balances have been eliminated in consolidation. The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and advances from the Federal Home Loan Bank ("FHLB") and other sources. Net earnings are also affected by non-interest income and non-interest expenses, such as loan fees, compensation and benefits, building and occupancy expense, and other expenses.

The discussion and analysis included herein covers material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2001, as well as certain material changes in results of operations during the three months ended March 31, 2002 as compared to the same period in 2001.

Forward-looking Statements Safe-Harbor Statement

This report may contain "forward looking statements" as defined under federal securities laws. These forward-looking statements are subject to numerous assumptions, risks and uncertainties because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: the ability of First Southern Bancshares, Inc. and First Southern Bank to comply with the regulatory requirements and agreements applicable to each of them; sharp and rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends, the value of investment securities and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to increase capital, reduce non-performing loans and classified assets, grow revenues and control expenses; ability to maintain sufficient liquidity and cash flow and significant changes in accounting, tax or regulatory practices or requirements. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as required by applicable law or regulation, the Company assumes no obligation to update forward-looking statements.

RISK FACTORS

As a Result of Recent Deterioration in the Company's Financial Condition and Results of Operations, the Auditors Were Unable to Render an Opinion on the December 31, 2001 Financial Statements.

The report of the independent auditors on the Company's financial statements for the year ended December 31, 2001 contained a disclaimer because of the existence of substantial doubt by the independent auditors that the Company can continue as a going concern as a result of the Company's financial condition, the regulatory restrictions imposed on the Bank's business operations and the need to meet certain regulatory capital requirements.

As a Result of the Disclaimer, the Company's Common Stock Has Been Delisted From the Nasdaq National Stock Market.

Under Marketplace Rule 4310(c)(14), annual reports filed with Nasdaq must contain audited financial statements. The Company's form 10KSB for the year ended December 31, 2001 contained a disclaimer of opinion, which does not fulfill Nasdaq's filing requirements. Accordingly, the Company's securities became delisted from the Nasdaq Stock Market at the opening of business on April 24, 2002. The Company's common stock is ineligible for quotation on the Nasdaq SmallCap Market and the OTC Bulletin Board because the Company is not deemed to be current with its periodic securities filing requirements as a result of the issuance of the disclaimer. However, the common stock is eligible upon delisting for quotation on the "Pink Sheets," a quotation service for over-the-counter securities, by participating brokers.

The Company Is Restricted from Certain Activities Including Paying Dividends to Stockholders.

Effective July 6, 2001, the Company entered into a MOU with the Federal Reserve Bank of Atlanta. The MOU prohibits the Company from incurring any additional debt without the prior written approval of the Federal Reserve Bank. The MOU also prohibits the Company from declaring or paying any dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank. The Company has adopted a capital plan and capital and dividend policy in compliance with the provisions of the MOU. The Company is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta. The MOU will remain in effect until modified or terminated by the Federal Reserve Bank. At March 31, 2002, the Company believes it was in material compliance with the MOU.

The Bank Has Entered Into a Consent Order with Regulators which Restricts Its Operations and the Expense of Compliance or Failure to Comply Could Have a Material Adverse Affect on the Company.

First Southern Bank has entered into an Order with the Federal Deposit Insurance ("FDIC") and the Alabama State Banking Department (collectively, the "Regulators"). The Order became effective March 25, 2002 and will remain in effect until modified, terminated, suspended or set aside by the Regulators. The Order requires the Bank to address various operational deficiencies, including certain violations of law and regulations identified by the Regulators, within various time periods prescribed in the Order. Among other things, the Bank must address identified deficiencies with respect to management staffing and effectiveness, earnings, asset quality, capital adequacy, allowance for loan losses, and internal policies, procedures and controls. The Order also prohibits the Bank from paying cash dividends to the Company without prior written consent from the Regulators.

The Order outlines specific capital adequacy benchmarks that the Bank must satisfy. Within 60 days from the effective date of the Order, the Bank's Tier 1 capital must equal or exceed 5.00% of total assets. Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank's Tier 1 capital must equal 7.00% of total assets. On January 31, 2002, the Company contributed $1.0 million of equity capital to the Bank with the proceeds of a loan from certain directors of the Company. At March 31, 2002, the Bank's Tier 1 capital was 5.74% of total assets. The Bank has developed and adopted a plan designed to meet the FDIC's minimum risk based capital requirements.

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

The issuance of the Order follows previously disclosed written assurances by the Bank to the Alabama State Banking Department in August 2001, which written assurances were superseded by the Order, and addressed many of the same matters contained in the Order. Although the Bank cannot assure its compliance with all of the requirements of the order within the prescribed time frames, the Bank believes it has satisfied some of the requirements and continues to seek compliance with the remaining requirements. The Order requires the Bank to submit periodic written reports to the Regulators detailing compliance with the terms of the Order. Violation of the Order may give rise to enforcement proceedings, including imposition of civil money penalties against the Bank and/or its institution-affiliated parties or removal and prohibition orders against institution-affiliated parties.

The Company Has Had a Significant Change in Operating Strategy and Management since January 1, 2001, and There Can Be No Assurance that the New Strategy or Management Will Result in Improved Financial Condition or Net Income.

From 1995 to 2000, the Bank focused its efforts in growing its commercial loan portfolio. However, as a result of a decline in the quality of the Bank's loan portfolio, related reductions in Bank capital, previously reported fraud involving certain commercial loans and other operational factors, the Board of Directors and Management have reevaluated its lending strategy. The Board of Directors and Management have actively taken steps to improve the underwriting and credit administration practices of the Bank in order to improve its overall asset quality. New policies with respect to loan originations have been formulated which should enhance the quality of future production. While it was not Management's intent to curtail the origination of new loans, primary emphasis during 2001 and the first quarter of 2002 was given to problem loan administration, and, as a result, originations decreased.

As a result of the requirement to increase regulatory capital, the Bank has received approximately $5.3 million in contributed capital from the Company as of March 31, 2002. This infusion of capital is not sufficient, however, to meet the highest capital requirements imposed in the Order and the Bank may have to further shrink income earning assets which may have a negative affect on future net income.

Effective January 31, 2001 Charles L. Frederick, Jr. resigned as Chairman, President, Chief Executive Officer and Director of both the Company and the Bank. J. Acker Rogers, Chairman of the Board, served as Acting President and Acting Chief Executive Officer of the Company and the Bank until Robert C. Redd was elected President and Chief Executive Officer of the Company and the Bank effective March 5, 2001. He was also appointed to the Boards of Directors of the Company and the Bank. The Company and Mr. Redd mutually agreed to terminate the employment agreement effective March 31, 2002, and Mr. Redd resigned as the President, Chief Executive Officer and Director of the Company and the Bank effective April 2, 2002. During the second quarter of 2001, the Board hired B. Jack Johnson as Executive Vice President and Senior Lending Officer to oversee the administration of the Bank's loan portfolio with primary emphasis on improving overall credit quality of the portfolio.

On April 2, 2002, B. Jack Johnson became President and Chief Executive Officer of the Company and the Bank, subject to regulatory approval. Also, in the latter half of April 2002, the Board hired Rod Schlosser as Chief Financial Officer of the Company and the Bank and Dennis Morgan as Executive Vice President and Senior Lending Officer. Schlosser and Morgan's appointments are also subject to regulatory approval.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

Total assets decreased $5.0 million from $131.5 million at December 31, 2001 to $126.5 million at March 31, 2002. The decrease in total assets is primarily the result of a $9.7 million decrease in net loans and was partially offset by a $4.8 million increase in cash and cash equivalents and a $535,000 increase in real estate owned.

Average earning assets decreased $38.8 million from $149.7 for the three months ended March 31, 2001 to $110.9 million for the three months ended March 31, 2002. As a financial institution, the Bank's primary earning asset is loans. Average net accruing loans were $80.3 million for the three months ended March 31, 2002 as compared to $138.3 million for the three months ended March 31, 2001. Average net accruing loans represented 72% of average earning assets for the three months ended March 31, 2002.

Total liabilities decreased $4.5 million from $125.5 million at December 31, 2001 to $121.0 million at March 31, 2002. The decrease in liabilities is primarily the result of a $5.6 million decrease in total deposits, partially offset by a $1.0 million loan from certain of the Company's directors.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Condition.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2002 of $19.1 million increased $4.8 million from $14.2 million at December 31, 2001. The primary source of this increase was from $8.7 million provided from payoffs and regular payments on loans and $1.0 million provided through a loan from certain of the Company's directors. These increases in cash provided were partially offset by the $5.6 million used to fund decreases in deposits.

The Bank's interest bearing balances of cash and cash equivalents have increased by $4.6 million during the quarter ended March 31, 2002, from $9.8 million at December 31, 2001 to $14.4 million at March 31, 2002. Interest bearing balances consist of FHLB overnight account balances.

The changes in the sources and uses of cash related to operating, investing and financing activities are reflected in the Company's "Consolidated Statement of Cash Flows".

Investments and Mortgage-Backed Securities

Investment securities available for sale decreased $131,000 from $12.9 million at December 31, 2001 to $12.7 million at March 31, 2002. Mortgage-backed securities held to maturity remained constant at $3.2 million during the quarter ended March 31, 2002.

Loans

The primary investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama.

As discussed in "Risk Factors," the Company has had a significant change in operating strategy and management since January 1, 2001. Primary emphasis was given to problem loan administration during 2001, which has continued into 2002. As a result of declining capital ratios, it has been Management's intent to reduce the overall size of the Bank, raise additional capital and bring required capital ratios into compliance with regulatory guidelines. Therefore, the Bank's loan portfolio decreased significantly during 2001 to $90.4 million at December 31, 2001 from $139.7 million at December 31, 2000.

The size of the loan portfolio has continued to decrease during the first quarter of 2002 to $80.7 million at March 31, 2002 from $90.4 million at December 31, 2001. A comparison of the Bank's loan portfolio at March 31, 2002 and December 31, 2001 is shown below.
	At March 31, 2002		At December 31, 2001
	Amount	Percent	Amount	Percent
Mortgage loans:	(Dollars in thousands)
Residential	$ 34,885	43.24%	$ 38,693	42.79%
Commerical	22,999	28.51	26,458	29.26
Total mortgage loans	57,884	71.75	65,151	72.05
Commercial business loans	15,178	18.81	18,059	19.97
Consumer loans	13,299	16.48	13,743	15.20
Total loans	86,361	107.05	96,953	107.23
Less:
Undisbursed loans	403	0.50	852	0.94
Unamortized loan fees	29	0.04	31	0.03
Allowance for possible loan losses	5,255	6.51	5,650	6.25
Net loans receivable	$ 80,674	100.00%	$ 90,420	100.00%
	======	=======	======	=======

Total mortgage loans have declined $7.3 million to $57.9 million at March 31, 2002 from $65.2 million at December 31, 2001 as a result of payoffs, regular payments, charge-offs and transfers to real estate owned. The decline in residential mortgage loans continues to be impacted by refinances due to low market rates. Although the Bank directly originates residential mortgage loans, the majority of these loans have been sold in the secondary mortgage market as they are low, fixed rate, long-term loans. In managing the interest rate risk of the Bank, these loans are generally not desirable for the Bank's portfolio. The Bank does consider adjustable rate residential mortgage loans desirable; however, current market conditions have not generated a demand in the origination of this type of loan. The Bank recorded charge-offs or transfers to real estate owned of $1.4 million during the first quarter of 2002.

The Bank's combined commercial and consumer loan portfolio declined $3.3 million to $28.5 million at March 31, 2002 from $31.8 million at December 31, 2001. This decline is primarily the result of increased emphasis on collection efforts and credit quality on commercial business loans and consumer loans resulting in repayments, payoffs as a result of refinancing at other institutions and problem loan charge-offs. As noted previously, it is not Management's intention to curtail lending to the commercial business and consumer market sectors, however, the focus since January 1, 2001 has been on improving credit quality, granting primary attention to the existing portfolio and reevaluating policies and procedures rather than soliciting new business. As a result, new loan business has been minimal and has not offset the level of repayments.

As discussed in "Risk Factors," the Board has hired an Executive Vice President and Senior Lending Officer and the Bank expects to increase loan originations and business development.

At March 31, 2002, the Company has no significant commitments to originate fixed-rate loans. At March 31, 2002 the Company had commitments to originate variable rate loans, including unused commercial business and consumer lines of credit, and standby letters of credit as follows (dollars in thousands):
Commitments to extend credit	$ 546
Unused lines of credit	$ 4,670
Standby letters of credit	$ --

 Non-performing Assets

Non-performing assets include loans classified as non-accrual, loans contractually past due 90 days or more and foreclosed real estate and other repossessed assets. The Company's policy is to classify loans as non-accrual and stop accruing interest when a loan is 90 days delinquent as to principal or interest unless collection of both is assured by collateral, guarantees or other security. Non-accruing loans are reviewed for impairment, and the Company has identified impaired loans based on the loan's estimated net realizable value and provided for possible loan loss allowances as discussed in "Allowance for Loan Losses and Provision for Loan Losses" below.

Accruing loans contractually past due 90 days or more are primarily comprised of residential and non-residential mortgage loans. The collateral on such loans is generally based on 75% to 90% of appraised or estimated fair value, and collection efforts are ongoing. Management participates in the monitoring of these loans and at such time as full collection of principal and interest is in doubt, the loans are classified as non-accrual and evaluated for impairment.

The following table sets forth non-performing assets as of March 31, 2002 and December 31, 2001 (dollars in thousands):
	As of March 31, 2002	As of December 31, 2001
Loans accounted for on a non-accrual basis	$ 10,103	$ 12,218
Accruing loans which are contractually past due 90 days or more	394	1,395
Total of non-accrual and 90 days past due loans	10,497	13,613
Foreclosed real estate and other assets	1,761	1,226
Total non-performing assets	$ 12,258	$ 14,839
	=======	=======

Total non-performing assets decreased by $2.6 million during the three months ended March 31, 2002 from $14.8 million at December 31, 2001 to $12.3 at March 31, 2002. Non-accrual loans accounted for $2.1 million of this decrease while accruing loans which are contractually past due 90 days or more accounted for $1.0 million of the decrease. Foreclosed real estate and other assets increased $535,000 during the three months ended March 31, 2002 from $1.2 million at December 31, 2001 to $1.8 million at March 31, 2002. The increase in foreclosed real estate is the result of foreclosure on twelve parcels of residential real estate and one parcel of commercial real estate and is offset by the sale of five residential properties. The decrease in repossessed assets is primarily attributable to dispositions and charge-offs of inventory, equipment and inventory during the three months ended March 31, 2002.

Included in non-performing assets are $10.1 million of impaired loans at March 31, 2002 compared to $12.8 million at December 31, 2001. There was approximately $2.2 million at March 31, 2002 in the allowance for loan losses specifically allocated to impaired loans versus $2.7 million at December 31, 2001.

Allowance for Loan Losses

When determining the adequacy of the allowance for loan losses, Management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, regulatory classification of assets, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses decreased $395,000 during the three months ended March 31, 2002 to $5.3 million at March 31, 2002 from $5.7 million at December 31, 2001. The allowance for loan losses represented 6.5% and 6.3% of net loans receivable at March 31, 2002 and December 31, 2001, respectively. (See further discussion in "Provision for Loan Losses" below.)

In the opinion of management, the allowance for loan losses was adequate at March 31, 2002, to provide for potential loan losses in the loan portfolio at that date. Management is concerned about the further impact a decline in the local economy could have upon the Bank's ability to improve the quality of its loan portfolio. While management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase the allowance in the future. Such increases could have a material adverse affect on the Bank's financial condition and results of operations. Losses ultimately confirmed will vary from original estimates and adjustments, as necessary, are made in the period in which these factors and other considerations become known.

Deposits, FHLB Advances and Other Notes Payable

Deposit balances decreased $5.6 million from $118.7 million at December 31, 2001 to $113.0 million at March 31, 2002. Management has set rates on savings certificates lower than much of the competition in an effort to reduce the size of the Bank, improve the Bank's cost of funds for deposits and maximize the use of excess cash held on the FHLB overnight account. As a result, the Bank's savings certificates have decreased $6.4 million from $82.4 million at December 31, 2001 to $76.0 million at March 31, 2002. Demand accounts increased by $730,000 from $36.3 million at December 31, 2001 to $37.0 million at March 31, 2002. The interest rate paid on the average balance of deposits decreased from 5.12% for the three months ended March 31, 2001 to 3.54% for the three months ended March 31, 2002.

At March 31, 2002, savings certificates amounted to $76.0 million, or 67.2% of the Company's total deposits, including $65.7 million that were scheduled to mature by March 31, 2003. Management of the Company believes it has adequate resources to funds all loan commitments with savings deposits, available FHLB overnight account funds, a $2.0 million secured repurchase line of credit agreement and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company's borrowings from the FHLB decreased $38,000 from $5.9 million at December 31, 2001 to $5.8 million at March 31, 2002. Other bank notes payable remained constant at $750,000 for the three months ended March 31, 2002. During the first quarter of 2002, the Company recorded a $1.0 million note payable as a result of a loan to the Company from certain directors of the Company. The proceeds of the loan were contributed to the capital of the Bank.

Subsequent to March 31, 2002, Bancshares recorded additional loan proceeds of $125,000 from certain directors of the Company. The proceeds of the loan were for general corporate purposes.

Stockholder's Equity

The stockholders' equity decreased by $595,000 from $1.5 million at December 31, 2001 to $906,000 at March 31, 2002. The decrease in stockholders' equity was primarily the result of a $487,000 net loss for the three-month period ended March 31, 2002 and the $157,000 transfer from retained earnings to preferred stock to record redemption accretion, including cumulative but unpaid dividends.

Capital is the primary tool used by regulators to monitor the financial health of insured banks and savings institutions. The Federal Reserve Board and the Federal Deposit Insurance Corporation have historically had similar capital adequacy guidelines involving minimum leverage capital and risk-based capital requirements. Federal Reserve Board regulations evaluate Bancshares capital compliance on a bank-only basis because Bancshares has total consolidated assets of less than $150.0 million. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Based on the risk-based capital rules and definitions prescribed by the banking regulators, should an institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions.

The Company and the Bank are subject to certain regulatory capital requirements. As a result of the MOU with the Federal Reserve Bank, the Company has adopted a capital restoration plan and capital and dividend policy. The Company is required to submit quarterly progress reports to the Federal Reserve. The MOU will remain in effect until modified or terminated by the Federal Reserve. As a result of the Consent Order with the FDIC and the Alabama State Banking Department, which became effective March 25, 2002, the Bank's Tier 1 capital must equal or exceed 5.00% of total assets within 60 days from the effective date of the Order. Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank's Tier 1 capital must equal or exceed 7.00% of total assets. The Bank has developed and adopted a plan designed to meet and maintain the FDIC's minimum risk-based capital requirements for each year in which the plan is in effect.

At March 31, 2002, the Bank's regulatory capital ratios were as follows:

	Amount	Percentage of Adjusted Total Assets
	(Dollars in thousands)
First Southern Bank:
Total capital to risk-weighted assets	$ 8,544	9.98%
To be well capitalized under the FDICIA prompt corrective action provisions	8,558	10.00
Excess (Deficit)	$ (14)	(0.02%)
	========	========
Tier 1 Capital to risk-weighted assets	$ 7,423	8.67%
To be well capitalized under the FDICIA prompt corrective action provisions	5,135	6.00
Excess	$ 2,288	2.67%
	========	========
Tier 1 Capital to average assets	$ 7,423	5.74%
To be well capitalized under the FDICIA prompt corrective action provisions	6,469	5.00
Excess	$ 954	0.74%
	========	========

To be well capitalized, the Bank must maintain the capital ratios as set forth in the preceding table and not be subject to a capital order. As of March 31, 2002, the Bank was categorized as "adequately capitalized" under applicable regulatory capital guidelines.

Liquidity

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage backed securities and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Additionally, Bancshares requires cash for various operating needs including general corporate expenses. The primary source of liquidity for Bancshares is borrowings from various sources. As discussed in "Risk Factors" section, the Bank is restricted from paying any dividends to Bancshares and Bancshares is restricted from borrowing without special regulatory approval under terms of the Order. As a result, liquidity at the holding company level could become insufficient to support Bancshares' need for funds.

Subsequent to March 31, 2002, Bancshares received additional loan proceeds of $125,000 from certain directors of the Company. The proceeds of the loan were for general corporate purposes.

The Bank's FHLB credit availability program, which has a credit limit of 10% of the Bank's assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB. Credit availability is limited to 85% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral. FHLB deposits may also secure FHLB borrowings. The modification of the credit availability program and the requirement to pledge qualifying mortgages for any additional borrowings from the FHLB limits the Company's short-term liquidity. The Company's liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings. The Bank also has a $2.0 million repurchase agreement line of credit with another bank and has pledged an investment security with a market value of $2.0 million for collateral. At March 31, 2002, the Bank has pledged investment securities with a market value of $6.7 million to the FHLB to collateralize outstanding advances of $5.8 million.

The Company's liquid assets, excluding pledged securities, decreased from $24.1 million at December 31, 2001 to $22.1 million at March 31, 2002. It is Management's intent to maintain sufficient liquid assets to cover all foreseeable demands on cash.

In addition to the liquidity issues discussed above, as an insured institution as described in the Federal Deposit Insurance Act, the Bank is required to maintain "cash reserves" under guidelines established by the Federal Reserve. Depository institutions, as defined by the Federal Reserve, are required to maintain cash reserves for the purpose of facilitating the implementation of monetary policy of the Federal Reserve System. At March 31, 2002, the Bank's qualifying funds of $1.5 million exceeded the required reserve of $222,000.

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

General

Consolidated net loss for the three months ended March 31, 2002 was $487,000 as compared to a net loss of $349,000 for the three months ended March 31, 2001. Basic loss per share for the three months ended March 31, 2002 was $.39 as compared to $.28 for the three months ended March 31, 2001. Diluted loss per share for the three months ended March 31, 2002 was $.39 as compared to $.28 for the three months ended March 31, 2001.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Income.

Net Interest Income

Net interest income for the three months ended March 31, 2002 was $766,000, a $575,000 decrease as compared to the three months ended March 31, 2001. The decrease in interest income on earning assets of $1.4 million exceeded the benefit of the $840,000 decrease in interest expense on deposits and borrowings for the period. The net interest margin decreased from 3.54% for the three months ended March 31, 2001 to 2.50% for the three months ended March 31, 2002.

Interest Income

Interest income for the three months ended March 31, 2002 was $1.8 million compared to $3.3 million for the three months ended March 31, 2001, representing a decrease of $1.4 million or 43.4%. The decrease was primarily attributable to the $38.8 million decrease in average interest-earning assets from $149.7 million for first quarter 2001 to $110.9 million for first quarter 2002. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 8.71% for first quarter 2001 to 6.65% for first quarter 2002. The lower yield is the result of lower interest rates related to the rate reductions by the Federal Reserve Bank in the last half of 2001 and a reduction in earning loans as a percentage of total earning assets. The decrease in interest-earning assets is summarized in the average balance table shown below.

	Quarter Ended
	March 31, 2002	March 31, 2001
Net loans	$ 91,674	$ 140,188
Non-accruing loans	(11,326)	(1,880)
Net accruing loans	80,348	138,308

Investment securities	16,186	7,777
FHLB overnight account	12,527	1,704
FHLB stock	1,866	1,866
Total	$ 110,927	$ 149,655
	========	========

Interest on loans receivable decreased $1.5 million from $3.1 million for first quarter 2001 to $1.6 million for first quarter 2002. The decrease is primarily due to the $58.0 million decrease in the average balance of net accruing loans from $138.3 million for the quarter ended March 31, 2001 to $80.3 million for the quarter ended March 31, 2002. The average balance of non-accruing loans increased from $1.9 million for the quarter ended March 31, 2001 to $11.3 million for the quarter ended March 31, 2002. In addition to an increase in the average balance of non-accruing loans, payoffs and regular payments, $5.8 million in loans were charged off between the first quarter of 2001 and the first quarter of 2002. The average yield on net loans decreased from 8.75% for first quarter 2001 to 6.82% for first quarter 2002.

Interest on investment securities increased $74,000 from $129,000 for first quarter 2001 to $203,000 for first quarter 2002 as a result of the average balance of investment securities increasing $8.4 million from $7.8 million for first quarter 2001 to $16.2 million for first quarter 2002. The average yield on investment securities decreased from 6.63% for first quarter 2001 to 5.02% for first quarter 2002.

Other interest income includes earnings on the overnight account at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. The $15,000 increase in other interest income from $63,000 for first quarter 2001 to $78,000 for first quarter 2002 is due primarily to the increase of funds in the FHLB overnight account. The average FHLB overnight account balance increased from $1.7 million for first quarter 2001 to $12.5 million for first quarter 2002. These funds were generated primarily through proceeds from loan payoffs and regular payments as discussed above. The impact of this increase was partially offset by a significant decrease in the overnight rate. The average balance of FHLB stock remained constant at $1.8 million for first quarter 2001 and first quarter 2002. The average yield on FHLB stock decreased from 7.15% for first quarter 2001 to 5.67% for first quarter 2002.

Interest Expense

Interest expense for the three months ended March 31, 2002 was $1.1 million compared to $1.9 million for the three months ended March 31, 2001, representing a decrease of $840,000 or 43.8%.

Interest on deposits decreased $590,000 from $1.6 million for first quarter 2001 to $973,000 for first quarter 2002. The average balance of interest-bearing deposits decreased by $12.0 million from $122.0 million for first quarter 2001 to $110.0 million for first quarter 2002. The average cost of interest-bearing deposits decreased from 5.12% for first quarter 2001 to 3.54% for first quarter 2002.

Other interest expense consists primarily of interest on FHLB advances. Other interest expense decreased $250,000 to $105,000 for first quarter 2002 as compared to $355,000 for first quarter 2001. The average balance of other borrowings decreased $16.8 million from $24.1 million for first quarter 2001 to $7.3 million for first quarter 2002. The average cost of borrowings decreased from 5.89% for first quarter 2001 to 5.79% for first quarter 2002.

Provision for Loan Losses

The provision for loan losses is the cost of providing for anticipated future losses on loans. The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, Management's assessment of loan portfolio quality, the value of collateral and general economic factors.

The identification of problem loans within the Bank's portfolio began with an internal investigation starting in the third quarter of 2000. Adversely classified assets have decreased from $27.9 million, or 21.2% of total assets at December 31, 2001 to $25.3 million, or 20.0% of total assets at March 31, 2002. Management continues to address the significant amount of problem loans. Although the Board and Management believe that the most significant problems have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to non-accrual status. Management is concerned about the further impact that a decline in the local economy may have upon the Bank's ability to improve the quality of its loan portfolio.

The following table sets forth an analysis of the Bank's allowance for loan loss activity for the periods indicated (dollars in thousands).
	As of and for the three months ended March 31, 2002	As of and for the three months ended March 31, 2001
Balance - beginning of period	$ 5,650	$ 5,152
Add:
Provision for loan losses	170	813
Recoveries	242	109
Less:
Charge-offs	807	222
Balance - end of period	$ 5,255	$ 5,852
	=======	=======

Management recorded a provision for loan losses of $170,000 for the three months ended March 31, 2002 as compared to $813,000 for the three months ended March 31, 2001. The first quarter 2001 provision of $813,000 was the result of a significant increase in classified assets during the same period. The first quarter 2002 provision of $170,000 provided an allowance for any future potential problems in the performing loan portfolio in an effort to increase the allowance for performing loans to a level equivalent to the industry standard. Additionally, known losses on non-performing unsecured loans, bankruptcies and other inadequately secured commercial/consumer loans have been charged off. Charge-offs increased from $222,000 for the three months ended March 31, 2001 to $807,000 for the three months ended March 31, 2002.

Non-interest Income

Non-interest income increased $24,000 from $199,000 for first quarter 2001 to $223,000 for first quarter 2002. The increase in non-interest income is primarily attributable to a $35,000 increase in loan fees and service charges from $169,000 for first quarter 2001 to $204,000 for first quarter 2002 and a $78,000 increase in the net gain on the sale of real estate owned and other assets from ($68,000) for first quarter 2001 to $10,000 for first quarter 2002. These increases in non-interest income were offset by a $91,000 decrease on net gains on sale of loans. The net gain on the sale of loans for first quarter 2001 includes $91,000 from the sale of $5.5 million in adjustable rate loans from the Bank's in-house portfolio.

Non-interest Expense

Non-interest expense decreased $6,000 from $1.3 million for first quarter 2001 to $1.3 million for first quarter 2002. Decreases in compensation and employee benefits, building and occupancy expense, and advertising expense were partially offset by increases in insurance expense, data processing expense and other non-interest expense. Insurance expense increased $47,000 from $27,000 for first quarter 2001 to $74,000 for first quarter 2002 due to increased FDIC insurance premiums. The FDIC assesses premiums to each institution based both on the balance of insured deposits held during the previous two quarters as well as on the degree of risk the institution poses to the insurance fund. FDIC insurance premiums totaled $57,000 for first quarter 2002 as compared to $6,000 for the same period 2001. Other non-interest expenses increased $61,000 from $310,000 for first quarter 2001 to $371,000 for first quarter 2002 primarily as a result of increased professional fees. The increase in professional fees is attributable to increased legal, accounting and consulting fees associated with the administration of the MOU and the Order.

Income Taxes

IThe Company, upon the recommendation of its independent accountants, established a valuation allowance for its deferred tax asset during the third quarter of 2001. The recognition of a valuation allowance is necessary because generally accepted accounting standards require that deferred tax assets be recognized only when it is more likely than not that the assets can be utilized. The necessity for a valuation allowance against the deferred tax asset will be reevaluated in future periods based on objective evidence and circumstances existing at that time. As a result of the valuation allowance, the Company did not record an income tax benefit on the $487,000 loss before income taxes for the three months ended March 31, 2002. The income tax benefit for the three months ended March 31, 2001 was $236,000.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Neither Bancshares nor the Bank is a party to any material legal proceedings at this time. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2.     Changes in Securities and Use of Proceeds

Not applicable

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters To a Vote of Security Holders

Not applicable

Item 5.     Other Information

Not applicable

Item 6A.     Exhibits and Reports on Form 8K

(a)	Exhibit Number	Identification of Exhibit
	3(i)(a)	Certificate of Incorporation of the Company*
	3(i)(b)	Certificate of Amendment of Certificate of Incorporation**
	3(ii)(a)	Bylaws of the Company*
	3(ii)(b)	Amendment to Bylaws dated September 10, 1998***
	4(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock****
	4(b)	Certificate of Designation of the Preference and Rights of the Series B Preferred Stock****
	10(a)	1996 Stock Option Plan of the Company*****
	10(b)	1996 Management Recognition and Development Plan of the Company*****
	10(c)	Employment Agreement with Robert C. Redd******
	10(d)	Employment Agreement with Billy Jack Johnson*******

_____________________________________________________

* - Incorporated by reference to the Company's Registration Statement on Form S-1, (SEC File No. 33-87384), as subsequently amended.
** - Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997.
***- Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997.
**** - Incorporated by reference to the Company's Form 8-K dated August 31, 2001.
***** - Incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.
****** - Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001.
*******- Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2001

Item 6B.     The following reports on Form 8-k were filed during the quarter ended March 31, 2002.

  On March 18, 2002, the Company filed a Form 8-K to report that the Company had consented and stipulated to the entry of a Consent Order (the "Order") with the Federal Deposit Insurance Corporation and the Alabama State Banking Department. The Order became effective on March 25, 2002.

  On March 19, 2002, the Company filed a Form 8-K to report revisions to its previously announced financial results for the fourth quarter and the year ended December 31, 2001, as a result of a recently enacted tax law.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTHERN BANCSHARES, INC.
                             Registrant

Date: May 15, 2002	By: /s/ J. ACKER ROGERS
Mr. J. Acker Rogers
Chairman of the Board

Date: May 15, 2002	By: /s/ BRENT A. TURPEN
Mr. Brent A. Turpen
Senior Vice President - Finance
(Acting Chief Financial Officer and Chief Accounting Officer)