Form 10QSB
period 2002-06-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 2002-08-15
CIK 934302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-QSB

(Mark One)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the quarterly period ended June 30, 2002

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
________________________

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,256,715 shares of $.01 par value common stock as of August 14, 2002.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)
	June 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$ 22,346	$ 14,230
Investment securities available for sale, at market	9,547	12,858
Mortgage-backed securities, held to maturity, at cost	3,173	3,230
Loans held for sale	180	821
Loans receivable, net	77,823	90,420
Premises and equipment, net	2,683	2,807
Federal Home Loan Bank stock, at cost	1,866	1,866
Accrued interest receivable	621	976
Income taxes receivable	336	2,614
Other assets	1,735	435
Foreclosed real estate	950	1,226
Total assets	$ 121,260	$ 131,483
	========	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Demand accounts	$ 36,488	$ 36,302
Certificate accounts	71,285	82,362
Total deposits	107,773	118,664
Advances from Federal Home Loan Bank	5,786	5,862
Notes payable to banks	750	750
Note payable to directors	1,250	--
Other liabilities	246	218
Total liabilities	115,805	125,494
Commitments and contingencies
Redeemable Preferred stock, $.01 par value:
Series A - 250,000 shares authorized; 160,350 issued and outstanding; 4% cumulative dividends initially, increasing after five years (aggregate redemption value $3,528 plus accumulated dividends)	3,573	3,388
Series B - 56,000 shares authorized; 47,775 issued and outstanding; 6% cumulative dividends initially, increasing after three years (aggregate redemption value $1,283 plus accumulated dividends)	1,148	1,100
	4,721	4,488
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 4,000,000 shares authorized; 2,076,969 shares issued and 1,256,715 outstanding	21	21
Additional paid-in capital	11,407	11,407
Retained earnings-substantially restricted	777	1,738
Net unrealized gain (loss) on securities available for sale	10	(184)
Treasury stock, at cost	(11,481)	(11,481)
Total stockholders' equity	734	1,501
Total liabilities and stockholders' equity	$ 121,260	$ 131,483
	========	========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
INTEREST INCOME:
Loans	$ 1,458	$ 2,540	$ 3,021	$ 5,607
Investment securities	195	92	398	221
Other	76	107	154	170
Total interest income	1,729	2,739	3,573	5,998
INTEREST EXPENSE:
Deposits	802	1,477	1,775	3,040
Federal Home Loan Bank advances and other	105	202	217	557
Total interest expense	914	1,679	1,992	3,597
NET INTEREST INCOME	815	1,060	1,581	2,401
PROVISION FOR LOAN LOSSES	113	2,092	283	2,905
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	702	(1,032)	1,298	(504)
NONINTEREST INCOME:
Loan fees and service charges	176	189	380	358
Net gains on sale of loans	--	--	--	91
Net gains (losses) on sale of real estate owned and other assets	(4)	(193)	6	(260)
Net gains (losses) on sale of investments	59	1	59	(6)
Other	14	10	23	24
Total noninterest income	245	7	468	207
NONINTEREST EXPENSES:
Compensation and employee benefits	555	596	1,160	1,284
Building and occupancy expense	117	168	252	332
Data processing expense	126	127	244	239
Advertising	6	13	9	24
Insurance expense	71	25	145	52
Other	373	409	744	720
Total noninterest expenses	1,248	1,338	2,554	2,651
INCOME (LOSS) BEFORE INCOME TAXES	(301)	(2,363)	(788)	(2,948)
INCOME TAX EXPENSE (BENEFIT)	(60)	(933)	(60)	(1,169)
NET INCOME (LOSS)	$ (241)	$ (1,430)	$ (728)	$ (1,779)
	=========	==========	=========	==========
BASIC EARNINGS (LOSS) PER SHARE	$ (0.19)	$ (1.14)	$ (0.58)	$ (1.41)
	=========	=========	=========	=========
DILUTED EARNINGS (LOSS) PER SHARE	$ (0.19)	$ (1.14)	$ (0.58)	$ (1.41)
	=========	=========	=========	=========
DIVIDENDS PER SHARE	$ --	$ --	$ --	$ --
	=========	=========	=========	=========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands, except share data)
(Unaudited)

	Common Stock
	Issued		In Treasury		Additional Paid-In	Retained Earnings Substantially Restricted
	Shares	Amount	Shares	Amount	Capital

Balances at January 1, 2001	2,076,969	$ 21	(817,958)	$ (11,467)	$ 11,429	$ 9,354
Net income (loss) for the year ended December 31, 2001	--	--	--	--	--	(7,616)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	--	--	--	--
Total comprehensive income	--	--	--	--	--	--
Acquisition of treasury stock	--	--	(2,296)	(14)	(22)	--
Amortization of MRDP unearned compensation	--	--	--	--	--	--
Net for the period	--	--	(2,296)	(14)	4,464	(7,616)
Balances at December 31, 2001	2,076,969	21	(820,254)	(11,481)	15,893	1,738

Net income (loss) for the six months ended June 30, 2002	--	--	--	--	--	(728)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	--	--	--	--
Total comprehensive income	--	--	--	--	--	--
Accretion of redeemable preferred stock - Series A	--	--	--	--	--	(115)
Accretion of redeemable preferred stock - Series B	--	--	--	--	--	(118)
Net for the period	--	--	--	--	--	(961)
Balances at June 30, 2002	2,076,969	$ 21	(820,254)	$ (11,481)	$ 11,407	$ 777
	======	======	======	========	=====	=====

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands, except share data)
(Unaudited)

	Unearned Employee Compensation
	ESOP	MRDP	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances at January 1, 2001	$ --	$ (68)	$ (39)	$ 9,230
Net income (loss) for the year ended December 31, 2001	--	--	--	(7,616)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	(145)	(145)
Total comprehensive income	--			(7,761)
Acquisition of treasury stock	--	--	--	(36)
Amortization of MRDP unearned compensation	--	68	--	68
Net for the period	--	68	(145)	(7,729)
Balances at December 31, 2001

Net income (loss) for the six months ended June 30, 2002	--	--	(184)	1,501
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	194	194
Total comprehensive income	--	--	--	(534)
Accretion of redeemable preferred stock - Series A	--	--	--	(115)
Accretion of redeemable preferred stock - Series B	--	--	--	(118)
Net for the period	--	--	194	(767)
Balances at June 30, 2002	$ --	$ --	$ 10	$ 734
	======	=======	=======	========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$ (728)	$ (1,779)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	110	161
Provision for loan losses	283	2,905
Provision for deferred income taxes (benefit)	--	(1,810)
Amortization/accretion of premiums/discounts on investment and mortgage-backed securities	10	--
Amortization of deferred loan fees	(12)	(34)
Amortization of unearned compensation - MRDP	--	68
(Gains) loss on sale of investments	(59)	6
(Gains) losses on real estate owned	(6)	260
Noncash compensation	21	--
(Increase) decrease in:
Loans held for sale	641	--
Accrued interest receivable	355	598
Income tax receivable	2,278	--
Other assets	(247)	1,599
Increase (decrease) in:
Other liabilities	28	(83)
Net cash provided by operating activities	2,674	1,891

Cash flows from investing activities:
Net decrease in total loans	11,402	27,885
Proceeds from maturity of:
Mortgage-backed securities	57	67
Investment securities	484	--
Proceeds from sale of real estate owned	1,206	(1,219)
Proceeds from sale of investments	2,017	1,526
Acquisition of premises and equipment	(7)	(10)
Net cash provided by investing activities	15,159	28,249

Cash flows from financing activities:
Net decrease in deposit accounts	(10,891)	(7,878)
Repayment of FHLB advances	(76)	(12,576)
Proceeds from directors' loans	1,250	--
Acquisition of treasury stock, net	--	(36)
Net cash used in financing activities	(9,717)	(20,490)
Net change in cash and cash equivalents	8,116	9,650
Cash and cash equivalents at beginning of period	14,230	7,479
Cash and cash equivalents at end of period	$ 22,346	$ 17,129
	=======	=======
Supplemental Information for Cash Flow:
Noncash transactions:
Decrease in net unrealized loss on securities available for sale	$ (194)	$ (30)
Loans foreclosed and transferred to real estate owned	$ 924	$ 1,407
Automobile given as compensation	$ 21	$ --
Investment sale in process	$ 1,053	$ --
Cash paid (received) during the period for:
Interest expense	$ 1,995	$ 3,639
Income taxes	$ (2,338)	$ --

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of June 30, 2002 and for the quarter and six months ended June 30, 2002 include the accounts of the Registrant, First Southern Bancshares, Inc. ("Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the "Company".

The June 30, 2002 and 2001 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the June 30, 2002 and 2001 interim financial statements. The results of operations for the quarter and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year. The December 31, 2001 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001. Such Consolidated Statement of Financial Condition included therein was audited but contained a disclaimer of opinion ("Disclaimer") as a result of going concern issues discussed therein.

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

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

	Six Months Ended June 30,
	2002	2001
Common shares outstanding	2,076,969	2,076,969
Treasury shares	(820,254)	(819,106)
Options	--	--
Weighted Average Common Shares	1,256,715	1,257,863
Options(1)	--	--
Weighted Average Common Shares and Common Stock Equivalents	1,256,715	1,257,863
	======	======
(1) The impact of stock options are anti-dilutive for each period and accordingly are not included herein.

NOTE 3 - FHLB DEBT AND LIQUIDITY

The Bank's FHLB credit availability program, which has a credit limit of 10% of the Bank's assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB. Credit availability is limited to 85% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral. FHLB deposits may also collateralize FHLB borrowings. The modification of the credit availability program and the requirement to pledge qualifying mortgages and investment securities for any additional borrowings from the FHLB limits the Company's short-term liquidity. The Company's liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings. At June 30, 2002, the Bank has pledged investment securities with a market value of $6.5 million to the FHLB to collateralize outstanding advances of $5.8 million.

NOTE 4 - COMMITMENTS

At June 30, 2002, the Company had $337,000 of outstanding net loan commitments and $4.2 million of unused lines of credit.

NOTE 5 - CONTINGENCIES AND SUBSEQUENT EVENTS

Bancshares and the Bank are subject to certain regulatory capital requirements. As a result of the Memorandum of Understanding ("the MOU") with the Federal Reserve Bank, the Company has adopted a capital restoration plan and capital and dividend policy. The Company is required to submit quarterly progress reports to the Federal Reserve. The MOU will remain in effect until modified or terminated by the Federal Reserve. At June 30, 2002, Bancshares believes it is in material compliance with the MOU.

As a result of a Consent Order ("the Order") with the FDIC and the Alabama State Banking Department, which became effective March 25, 2002, the Bank's Tier 1 capital must equal or exceed 5.00% of total assets within 60 days from the effective date of the Order. Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank's Tier 1 capital must equal or exceed 7.00% of total assets. At June 30, 2002, the Bank's Tier 1 capital was 5.97% of total assets. The Bank has developed and adopted a plan designed to meet and maintain the FDIC's minimum risk-based capital requirements for each year in which the plan is in effect.

On June 24, 2002, the Bank entered into an agreement with Bank Independent, Sheffield, Alabama to sell the assets and certain related liabilities of its branch offices located at 2727 Mall Drive, Florence, Alabama and 102 Bank Street, Rogersville, Alabama. The transaction is subject to regulatory approvals and is expected to occur in September 2002. The closing of the transaction is expected to result in an estimated pre-tax gain of approximately $1.5 million, which estimated gain would only be recognized upon closing of the transaction. Upon closing of this transaction, the Bank will have assets of approximately $100 million and anticipates having capital in excess of $8 million. The Bank also expects to be in compliance with the Order's requirement of Tier 1 capital equal to or in excess of 7.00% following the transaction.

While Bancshares and the Bank have taken actions to achieve compliance with the MOU and the Order in a timely manner, there are no assurances that they will be successful in fully complying with the MOU and the Order within the timeframes set forth in the agreements. Management of the Company cannot currently estimate the effects of these commitments on the financial condition, liquidity, and results of operations of the Bank or Bancshares. Noncompliance with the terms of the Order may subject the Bank or its directors to civil money penalties or the termination of deposit insurance. Although no assurances can be given, management believes that actions presently being taken to comply with the MOU and the Order and to return the Company to profitable operations provide the opportunity for the Company to continue as a going concern.

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

The discussion and analysis included herein covers material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2001, as well as certain material changes in results of operations during the six months ended June 30, 2002 as compared to the same period in 2001.

On June 24, 2002, the Bank entered into an agreement with Bank Independent, Sheffield, Alabama to sell the assets and certain related liabilities of its branch offices located at 2727 Mall Drive, Florence, Alabama and 102 Bank Street, Rogersville, Alabama. The transaction is subject to regulatory approvals and is expected to occur in September 2002. The closing of the transaction is expected to result in an estimated pre-tax gain of approximately $1.5 million, which estimated gain would only be recognized upon closing of the transaction. The transaction would include the sale of $9.7 million in loans and the assumption of $22.2 million in deposits based on balances at May 31, 2002. Upon closing of this transaction, the Bank will have assets of approximately $100 million and anticipates having capital in excess of $8 million.

Forward-looking Statements Safe-Harbor Statement

This report may contain "forward looking statements" as defined under federal securities laws. Such forward-looking statements may be identified by the use of such words as "believe", "expect", "anticipate", "should", "planned", "estimated", and "potential". These forward-looking statements are subject to numerous assumptions, risks and uncertainties because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: the ability of First Southern Bancshares, Inc. and First Southern Bank to comply with the regulatory requirements and agreements applicable to each of them; sharp and rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends, the value of investment securities and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to increase capital, reduce non-performing loans and classified assets, grow revenues and control expenses; ability to maintain sufficient liquidity and cash flow and significant changes in accounting, tax or regulatory practices or requirements. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as required by applicable law or regulation, the Company assumes no obligation to update forward-looking statements.

RISK FACTORS

As a Result of Deterioration During 2000 and 2001 in the Company's Financial Condition and Results of Operations, the Auditors Were Unable to Render an Opinion on the December 31, 2001 Financial Statements.

The report of the independent auditors on the Company's financial statements for the year ended December 31, 2001 contained a disclaimer because of the existence at that time of substantial doubt, by the independent auditors, that the Company can continue as a going concern as a result of the Company's financial condition, the regulatory restrictions imposed on the Bank's business operations and the need to meet certain regulatory capital requirements.

As a Result of the Disclaimer, the Company's Common Stock Has Been Delisted From the Nasdaq National Stock Market.

Under Marketplace Rule 4310(c)(14), annual reports filed with Nasdaq must contain certified financial statements. The Company's form 10KSB for the year ended December 31, 2001 contained a disclaimer opinion, which does not fulfill Nasdaq's filing requirements. Accordingly, the Company's securities became delisted from the Nasdaq Stock Market at the opening of business on April 24, 2002. The Company's common stock is ineligible for quotation on the Nasdaq SmallCap Market and the OTC Bulletin Board because the Company is not deemed to be current with its periodic securities filing requirements as a result of the issuance of the disclaimer. However, the common stock is eligible for quotation on the "Pink Sheets," a quotation service for over-the-counter securities, by participating brokers.

The Company Is Restricted from Certain Activities Including Paying Dividends to Stockholders.

Effective July 6, 2001, the Company entered into a MOU with the Federal Reserve Bank of Atlanta. The MOU prohibits the Company from incurring any additional debt without the prior written approval of the Federal Reserve Bank. The MOU also prohibits the Company from declaring or paying any dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank. The Company has adopted a capital plan and capital and dividend policy in compliance with the provisions of the MOU. The Company is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta. The MOU will remain in effect until modified or terminated by the Federal Reserve Bank. At June 30, 2002, the Company believes it was in material compliance with the MOU.

The Bank Has Entered Into a Consent Order with Regulators which Restricts Its Operations and the Expense of Compliance or Failure to Comply Could Have a Material Adverse Affect on the Company.

First Southern Bank has entered into an Order with the Federal Deposit Insurance Corporation ("FDIC") and the Alabama State Banking Department (collectively, the "Regulators"). The Order became effective March 25, 2002 and will remain in effect until modified, terminated, suspended or set aside by the Regulators. The Order requires the Bank to address various operational deficiencies, including certain violations of law and regulations identified by the Regulators, within various time periods prescribed in the Order. Among other things, the Bank must address identified deficiencies with respect to management staffing and effectiveness, earnings, asset quality, capital adequacy, allowance for loan losses, and internal policies, procedures and controls. The Order also prohibits the Bank from paying cash dividends to the Company without prior written consent from the Regulators.

The Order outlines specific capital adequacy benchmarks that the Bank must satisfy. Within 60 days from the effective date of the Order, the Bank's Tier 1 capital was required to equal or exceed 5.00% of total assets. Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank's Tier 1 capital must equal 7.00% of total assets. Since December 31, 2001, the Company has contributed $1.0 million of equity capital to the Bank with the proceeds of a loan from certain directors of the Company. At June 30, 2002, the Bank's Tier 1 capital was 5.97% of total assets. The Bank has developed and adopted a plan designed to meet the FDIC's minimum risk based capital requirements.

On June 24, 2002, the Bank entered into an agreement with Bank Independent, Sheffield, Alabama to sell the assets and certain related liabilities of its branch offices located at 2727 Mall Drive, Florence, Alabama and 102 Bank Street, Rogersville, Alabama. The transaction is subject to regulatory approvals and is expected to occur in September 2002. The closing of the transaction is expected to result in an estimated pre-tax gain of approximately $1.5 million, which estimated gain would only be recognized upon closing of the transaction. Upon closing of this transaction, the Bank will have assets of approximately $100 million and anticipates having capital in excess of $8 million. The Bank also expects to be in compliance with the Order's requirement of Tier 1 capital equal to or in excess of 7.00% following the transaction.

The Order also imposes specific asset quality measures on the Bank. Among these is the requirement to reduce (by charge-off, collection or removal from adverse classification with the consent of the Regulators) the level of assets classified "substandard" and "doubtful" by the Regulators to not more than $20 million by August 31, 2002, to not more than $15 million by February 28, 2003, and to not more than $6 million by August 31, 2003. At June 30, 2002, the balance of assets classified "substandard" and "doubtful" by the Regulators was $20.2 million which represents a reduction of $5.9 million from the balance of such classified assets as of the date of the last examination, October 31, 2001.

The issuance of the Order followed previously disclosed written assurances by the Bank to the Alabama State Banking Department in August 2001, which written assurances were superseded by the Order, and addressed many of the same matters contained in the Order. Although the Bank cannot assure its compliance with all of the requirements of the Order within the prescribed time frames, the Bank believes it has satisfied some of the requirements and continues to seek compliance with the remaining requirements. The Order requires the Bank to submit periodic written reports to the Regulators detailing compliance with the terms of the Order. Violation of the Order may give rise to enforcement proceedings, including imposition of civil money penalties against the Bank and/or its institution-affiliated parties or removal and prohibition orders against institution-affiliated parties.

The Company Has Had a Significant Change in Operating Strategy and Management since January 1, 2001, and There Can Be No Assurance that the New Strategy or Management Will Result in Improved Financial Condition or Net Income.

From 1995 to 2000, the Bank focused its efforts in growing its commercial loan portfolio. However, as a result of a decline in the quality of the Bank's loan portfolio, related reductions in Bank capital, the previously reported fraud involving certain commercial loans and other operational factors, the Board of Directors and Management have reevaluated its lending strategy. The Board of Directors and Management have actively taken steps to improve the underwriting and credit administration practices of the Bank in order to improve its overall asset quality. New policies with respect to loan originations have been formulated which should enhance the quality of future production. While it was not Management's intent to curtail the origination of new loans, primary emphasis during 2001 and through the first six months of 2002 was given to problem loan administration and as a result originations decreased.

As a result of the requirement to increase regulatory capital, the Bank has received approximately $5.3 million in contributed capital from the Company as of June 30, 2002. This infusion of capital is not sufficient, however, to meet the highest capital requirements imposed by the Order, and the Bank anticipates further reduction of income earning assets, which may have a negative affect on future net income.

On June 24, 2002, the Bank entered into an agreement with Bank Independent, Sheffield, Alabama to sell the assets and certain related liabilities of its branch offices located at 2727 Mall Drive, Florence, Alabama and 102 Bank Street, Rogersville, Alabama. The transaction is subject to regulatory approvals and is expected to occur in September 2002. The closing of the transaction is expected to result in an estimated pre-tax gain of approximately $1.5 million, which estimated gain would only be recognized upon closing of the transaction. Upon closing of this transaction, the Bank will have assets of approximately $100 million and anticipates having capital in excess of $8 million.

Effective, January 31, 2001 Charles L. Frederick, Jr. resigned as Chairman, President, Chief Executive Officer and Director of both the Company and the Bank. J. Acker Rogers, Chairman of the Board, served as Acting President and Acting Chief Executive Officer of the Company and the Bank until Robert C. Redd was elected President and Chief Executive Officer of the Company and the Bank effective March 5, 2001. He was also appointed to the Boards of Directors of the Company and the Bank. The Company and Mr. Redd mutually agreed to terminate the employment agreement effective March 31, 2002, and Mr. Redd resigned as the President, Chief Executive Officer and Director of the Company and the Bank effective April 2, 2002.

During the second quarter of 2001, the Board hired B. Jack Johnson as Executive Vice President and Senior Lending Officer to oversee the administration of the Bank's loan portfolio with primary emphasis on improving overall credit quality of the portfolio.

On April 2, 2002, B. Jack Johnson became President and Chief Executive Officer of the Company and the Bank. He was also appointed to the Board of Directors of the Company and the Bank. Also in April 2002, the Board hired Rod Schlosser as Chief Financial Officer of the Company and the Bank in a consulting capacity, and Dennis Morgan as Executive Vice President and Senior Lending Officer of the Company and the Bank. Effective July 1, 2002, Mr. Schlosser became Executive Vice President and Chief Financial Officer of the Company and the Bank.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

Total assets decreased $10.2 million from $131.5 million at December 31, 2001 to $121.3 million at June 30, 2002. The decrease in total assets is primarily the result of a $12.6 million decrease in net loans, a $3.4 million decrease in investment securities, and a $2.3 million decrease in income tax receivable. These decreases were partially offset by a $8.1 million increase in cash and cash equivalents and a $1.3 million increase in other assets.

Average earning assets decreased $35.1 million from $142.8 million for the six months ended June 30, 2001 to $107.7 million for the six months ended June 30, 2002. As a financial institution, the Bank's primary earning asset is loans. Average accruing loans were $77.9 million for the six months ended June 30, 2002 as compared to $129.6 million for the six months ended June 30, 2001. Average accruing loans represented 72% of average earning assets for the six months ended June 30, 2002.

Total liabilities decreased $9.7 million from $125.5 million at December 31, 2001 to $115.8 million at June 30, 2002. The decrease in liabilities is primarily the result of a $10.9 million decrease in total deposits, partially offset by loans of approximately $1.3 million from certain of the Company's directors.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Condition.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2002 of $22.3 million increased $8.1 million from $14.2 million at December 31, 2001. The primary sources of this increase were from $11.4 million provided from the net payoffs and regular payments on loans, $2.3 million in income tax refunds, $2.0 million provided from the sale of investment securities, $1.2 million provided from the sale of real estate owned and $1.3 million provided through loans from certain of the Company's directors. These increases in cash provided were offset by the $10.9 million used to fund decreases in deposits.

The Bank's interest bearing balances of cash and cash equivalents have increased by $2.5 million during the six months ended June 30, 2002, from $9.8 million at December 31, 2001 to $12.3 million at June 30, 2002. Interest bearing balances consist of FHLB overnight account balances.

The changes in the sources and uses of cash related to operating, investing and financing activities are reflected in the Company's "Consolidated Statement of Cash Flows".

Investments and Mortgage-Backed Securities

Investment securities available for sale decreased $3.4 million from $12.9 million at December 31, 2001 to $9.5 million at June 30, 2002. The decrease in investment securities available for sale includes the sale of two securities with a par value of $3.0 million, which resulted in a gain on sale of investments of $59,000. Mortgage-backed securities held to maturity remained constant at $3.2 million during the six months ended June 30, 2002.

Loans

The primary investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama.

As discussed in "Risk Factors," the Company has had a significant change in operating strategy and management since January 1, 2001. Primary emphasis was given to problem loan administration during 2001, which has continued into 2002. As a result of declining capital ratios during 2000 and 2001, it has been management's intent to reduce the overall size of the Bank, raise additional capital and bring capital ratios into compliance with regulatory guidelines. Therefore, the Bank's loan portfolio decreased significantly during 2001 to $90.4 million at December 31, 2001 from $139.7 million at December 31, 2000.

The size of the loan portfolio has continued to decrease during the six months ended June 30, 2002. Net loans decreased $12.6 million from $90.4 million at December 31, 2001 to $77.8 million at June 30, 2002. A comparison of the Bank's loan portfolio at June 30, 2002 and December 31, 2001 is shown below.
	At June 30, 2002		At December 31, 2001
	Amount	Percent	Amount	Percent
Mortgage loans:	(Dollars in thousands)
Residential	$ 34,836	44.76%	$ 38,693	42.79%
Commerical	21,462	27.58	26,458	29.26
Total mortgage loans	56,298	72.34	65,151	72.05
Commercial business loans	14,250	18.31	18,059	19.97
Consumer loans	12,277	15.78	13,743	15.20
Total loans	82,825	106.43	96,953	107.23
Less:
Undisbursed loans	337	0.43	852	0.94
Unamortized loan fees	40	0.05	31	0.03
Allowance for possible loan losses	4,625	5.94	5,650	6.25
Net loans receivable	$ 77,823	100.00%	$ 90,420	100.00%
	=======	=======	======	=======

Total mortgage loans have declined $8.9 million to $56.3 million at June 30, 2002 from $65.2 million at December 31, 2001 as a result of net payoffs, regular payments, charge-offs and transfers to real estate owned. The decline in residential mortgage loans continues to be impacted by refinances due to low market rates. Although the Bank directly originates residential mortgage loans, the majority of these loans have been sold in the secondary mortgage market as they are low, fixed rate, long-term loans. In managing the interest rate risk of the Bank, these loans are generally not desirable for the Bank's portfolio. The Bank does consider adjustable rate residential mortgage loans desirable; however, current market conditions have not generated a demand in the origination of this type of loan. The Bank recorded charge-offs or transfers to real estate owned of $2.7 million during the six months ended June 30, 2002.

The Bank's combined commercial and consumer loan portfolio declined $5.3 million to $26.5 million at June 30, 2002 from $31.8 million at December 31, 2001. This decline is primarily the result of increased emphasis on collection efforts and credit quality on commercial business loans and consumer loans resulting in repayments, payoffs as a result of refinancing at other institutions and problem loan charge-offs. As noted previously, it is not management's intention to curtail lending to the commercial business and consumer market sectors. However, the focus since January 1, 2001 has been on improving credit quality, granting primary attention to the existing portfolio and reevaluating policies and procedures rather than soliciting new business. As a result, new loan business has been minimal and has not offset the level of repayments.

As discussed in "Risk Factors," the Board has hired an Executive Vice President and Senior Lending Officer and the Bank expects to increase loan originations and business development.

On June 24, 2002, the Bank entered into an agreement with Bank Independent, Sheffield, Alabama to sell the assets and certain related liabilities of its branch offices located at 2727 Mall Drive, Florence, Alabama and 102 Bank Street, Rogersville, Alabama. The transaction is subject to regulatory approvals and is expected to occur in September 2002. The transaction would include the sale of $9.7 million in loans based on balances at May 31, 2002.

At June 30, 2002, the Company has no significant commitments to originate fixed-rate loans. At June 30, 2002 the Company had commitments to originate variable rate loans, including unused commercial business and consumer lines of credit, and standby letters of credit as follows (dollars in thousands):
Commitments to extend credit	$ 337
Unused lines of credit	$ 4,170
Standby letters of credit	$ --

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

The following table sets forth non-performing assets as of June 30, 2002 and December 31, 2001 (dollars in thousands):
	June 30, 2002	December 31, 2001
Loans accounted for on a non-accrual basis	$ 7,928	$ 12,218
Accruing loans which are contractually past due 90 days or more	216	1,395
Total of non-accrual and 90 days past due loans	8,144	13,613
Foreclosed real estate and other assets	950	1,234
Total non-performing assets	$ 9,094	$ 14,847
	=======	=======

Total non-performing assets decreased by $5.7 million during the six months ended June 30, 2002 from $14.8 million at December 31, 2001 to $9.1 million at June 30, 2002. Non-accrual loans accounted for $4.3 million of this decrease while accruing loans which are contractually past due 90 days or more accounted for $1.2 million of the decrease. Foreclosed real estate and other assets decreased $284,000 during the six months ended June 30, 2002 from $1.2 million at December 31, 2001 to $950,000 at June 30, 2002. This decrease is primarily attributable to a net decrease in foreclosed real estate of $276,000 and a decrease in repossessed assets of $8,000 during the six months ended June 30, 2002.  At June 30, 2002, foreclosed real estate of $950,000 consists of 19 parcels of residential property and one parcel of commercial real estate. At June 30, 2002, the Company did not have any repossessed assets.

Included in non-performing assets are $7.9 million of impaired loans at June 30, 2002 compared to $12.8 million at December 31, 2001. The reduction is primarily the result of significant payments on six different credit relationships that totaled $3.0 million. The reduction is also attributable to several loans being foreclosed and transferred to real estate owned. Impaired loans that were foreclosed totaled $695,000. Two commercial relationships totaling $751,000 that were considered impaired at December 31, 2001 were charged off during the second quarter of 2002. Specific reserves totaling $491,000 were offset directly against the related impaired loans during the first quarter of 2002, which also contributed to the decrease. There was approximately $1.7 million at June 30, 2002 in the allowance for loan losses specifically allocated to impaired loans versus $2.7 million at December 31, 2001.

Allowance for Loan Losses

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, regulatory classification of assets, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses decreased $1.1 million during the six months ended June 30, 2002 to $4.6 million at June 30, 2002 from $5.7 million at December 31, 2001. The allowance for loan losses represented 5.9% and 6.3% of net loans receivable at June 30, 2002 and December 31, 2001, respectively. (See further discussion in "Provision for Loan Losses" below.)

In the opinion of management, the allowance for loan losses was adequate at June 30, 2002, to provide for potential loan losses in the loan portfolio at that date. Management is concerned about the further impact a decline in the local economy could have upon the Bank's ability to improve the quality of its loan portfolio. While management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase the allowance in the future. Such increases could have a material adverse affect on the Bank's financial condition and results of operations. Losses ultimately confirmed will vary from original estimates and adjustments, as necessary, are made in the period in which these factors and other considerations become known.

Deposits, FHLB Advances and Other Notes Payable

Deposit balances decreased $10.9 million from $118.7 million at December 31, 2001 to $107.8 million at June 30, 2002. Prior to May of 2002, management set rates on savings certificates lower than much of the competition in an effort to reduce the size of the Bank, improve the Bank's cost of funds for deposits and maximize the use of excess cash held on the FHLB overnight account. As a result, the Bank's savings certificates have decreased $11.1 million from $82.4 million at December 31, 2001 to $71.3 million at June 30, 2002. Beginning in May of 2002, management has set more competitive rates and offered special term certificates to stabilize the deposit base. Demand accounts increased by $186,000 from $36.3 million at December 31, 2001 to $36.5 million at June 30, 2002. The interest rate paid on the average balance of deposits decreased from 4.88% for the six months ended June 30, 2001 to 3.23% for the six months ended June 30, 2002.

At June 30, 2002, savings certificates amounted to $71.3 million, or 66.1% of the Bank's total deposits, including $60.1 million that were scheduled to mature by June 30, 2003. Management believes it has adequate resources to funds all loan commitments with savings deposits, available FHLB overnight account fund and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

On June 24, 2002, the Bank entered into an agreement with Bank Independent, Sheffield, Alabama to sell the assets and certain related liabilities of its branch offices located at 2727 Mall Drive, Florence, Alabama and 102 Bank Street, Rogersville, Alabama. The transaction is subject to regulatory approvals and is expected to occur in September 2002. The transaction would include the sale of $7.5 million in demand deposits and $14.7 million in certificates based on balances at May 31, 2002.

The Bank's borrowings from the FHLB decreased $76,000 from $5.9 million at December 31, 2001 to $5.8 million at June 30, 2002. Notes payable to banks remained constant at $750,000 for the six months ended June 30, 2002. During the six months ended June 30, 2002, the Company recorded $1.3 million in notes payable as a result of loans to the Company from certain directors of the Company. The Company contributed $1.0 million of the loan proceeds to the capital of the Bank and the remainder was used for general corporate purposes.

Stockholder's Equity

Stockholders' equity decreased by $767,000 from $1.5 million at December 31, 2001 to $734,000 at June 30, 2002. The decrease in stockholders' equity was primarily the result of a $728,000 net loss for the six-months ended June 30, 2002 and the $233,000 transfer from retained earnings to preferred stock to record redemption accretion, including cumulative but unpaid dividends. These decreases in stockholders' equity were offset by a $194,000 net unrealized gain on securities available for sale.

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

The Company and the Bank are subject to certain regulatory capital requirements. As a result of the MOU with the Federal Reserve Bank, the Company has adopted a capital restoration plan and capital and dividend policy. The Company is required to submit quarterly progress reports to the Federal Reserve. The MOU will remain in effect until modified or terminated by the Federal Reserve. As a result of the Consent Order with the FDIC and the Alabama State Banking Department, which became effective March 25, 2002, the Bank's Tier 1 capital was required to equal or exceed 5.00% of total assets within 60 days from the effective date of the Order. Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank's Tier 1 capital must equal or exceed 7.00% of total assets. The Bank has developed and adopted a plan designed to meet and maintain the FDIC's minimum risk-based capital requirements for each year in which the plan is in effect.

On June 24, 2002, the Bank entered into an agreement with Bank Independent, Sheffield, Alabama to sell the assets and certain related liabilities of its branch offices located at 2727 Mall Drive, Florence, Alabama and 102 Bank Street, Rogersville, Alabama. The transaction is subject to regulatory approvals and is expected to occur in September 2002. The closing of the transaction is expected to result in an estimated pre-tax gain of approximately $1.5 million, which estimated gain would only be recognized upon closing of the transaction. Upon closing of this transaction, the Bank expects to be in compliance with the Order's requirement of Tier 1 capital equal to or in excess of 7.00%.

At June 30, 2002, the Bank's regulatory capital ratios were as follows:

	Amount	Percentage of Adjusted Total Assets
	(Dollars in thousands)
First Southern Bank:
Total capital to risk-weighted assets	$ 8,281	10.37%
To be well capitalized under the FDICIA prompt corrective action provisions	7,989	10.00
Excess (Deficit)	$ 292	0.37%
	========	========
Tier 1 Capital to risk-weighted assets	$ 7,238	9.06%
To be well capitalized under the FDICIA prompt corrective action provisions	4,793	6.00
Excess	$ 2,445	3.06%
	========	========
Tier 1 Capital to average assets	$ 7,238	5.97%
To be well capitalized under the FDICIA prompt corrective action provisions	6,059	5.00
Excess	$ 1,179	0.97%
	========	========

To be well capitalized, the Bank must maintain the capital ratios as set forth in the preceding table and not be subject to a capital order. As of June 30, 2002, the Bank was categorized as "well capitalized" under applicable regulatory guidelines, but is subject to the Order as previously discussed.

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

The Bank's FHLB credit availability program, which has a credit limit of 10% of the Bank's assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB. Credit availability is limited to 85% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral. FHLB deposits may also secure FHLB borrowings. The modification of the credit availability program and the requirement to pledge qualifying mortgages for any additional borrowings from the FHLB limits the Company's short-term liquidity. The Company's liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings. At June 30, 2002, the Bank has pledged investment securities with a market value of $6.5 million to the FHLB to collateralize outstanding advances of $5.8 million.

The Company's liquid assets, excluding pledged securities, increased from $24.1 million at December 31, 2001 to $24.4 million at June 30, 2002. It is management's policy to maintain sufficient liquid assets to cover all foreseeable demands on cash.

On June 24, 2002, the Bank entered into an agreement with Bank Independent, Sheffield, Alabama to sell the assets and certain related liabilities of its branch offices located at 2727 Mall Drive, Florence, Alabama and 102 Bank Street, Rogersville, Alabama. The transaction is subject to regulatory approvals and is expected to occur in September 2002. The Bank expects to use approximately $10 to $11 million from its FHLB overnight account to settle this transaction.

In addition to the liquidity issues discussed above, as an insured institution as described in the Federal Deposit Insurance Act, the Bank is required to maintain "cash reserves" under guidelines established by the Federal Reserve. Depository institutions, as defined by the Federal Reserve, are required to maintain cash reserves for the purpose of facilitating the implementation of monetary policy of the Federal Reserve System. At June 30, 2002, the Bank's qualifying funds of $1.5 million exceeded the required reserve of $193,000.

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED JUNE 30, 2002 AND 2001

General

Consolidated net loss for the three months ended June 30, 2002 was $241,000 as compared to a net loss of $1.4 million for the three months ended June 30, 2001. Basic loss per share for the three months ended June 30, 2002 was $0.19 as compared to basic loss per share of $1.14 for the three months ended June 30, 2001. Diluted loss per share for the three months ended June 30, 2002 was $0.19 as compared to diluted loss per share of $1.14 for the three months ended June 30, 2001.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Income.

Net Interest Income

Net interest income for the three months ended June 30, 2002 was $815,000, a $245,000 decrease as compared to $1.1 million for the three months ended June 30, 2001. The decrease in interest income on earning assets of $1.0 million exceeded the benefit of the $765,000 decrease in interest expense on deposits and borrowings for the period. The net interest margin decreased from 3.12% for the three months ended June 30, 2001 to 3.10% for the three months ended June 30, 2002.

Interest Income

Interest income for the three months ended June 30, 2002 was $1.7 million compared to $2.7 million for the three months ended June 30, 2001, representing a decrease of $1.0 million or 36.9%. The decrease was primarily attributable to the $30.9 million decrease in average interest-earning assets from $135.5 million for the three months ended June 30, 2001 to $104.6 million for the three months ended June 30, 2002. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 8.11% for the three months ended June 30, 2001 to 6.63% for the three months ended June 30, 2002. The lower yield is the result of lower interest rates related to the rate reductions by the Federal Reserve Bank in the last half of 2001 and a reduction in earning loans as a percentage of total earning assets. The decrease in interest-earning assets is summarized in the average balance table shown below.

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
Net loans	$ 84,356	$ 123,699
Non-accruing loans	(8,855)	(2,720)
Net accruing loans	75,501	120,979

Investment securities	15,769	5,685
FHLB overnight account	11,447	6,978
FHLB stock	1,866	1,866
Total	$ 104,583	$ 135,508
	========	========

Interest on loans receivable decreased $1.1 million from $2.5 million for the three months ended June 30, 2001 to $1.4 million for the three months ended June 30, 2002. The decrease is primarily due to the $45.5 million decrease in the average balance of accruing loans from $121.0 million for the three months ended June 30, 2001 to $75.5 million for the three months ended June 30, 2002. The average balance of non-accruing loans increased from $2.7 million for the three months ended June 30, 2001 to $8.9 million for the three months ended June 30, 2002. In addition to an increase in the average balance of non-accruing loans, payoffs and regular payments, $5.5 million in loans were charged off between the first half of 2001 and the first half of 2002. The average yield on total loans decreased from 8.42% for the three months ended June 30, 2001 to 7.74% for the three months ended June 30, 2002.

Interest on investment securities increased $103,000 from $92,000 for the three months ended June 30, 2001 to $195,000 for the three months ended June 30, 2002 as a result of the average balance of investment securities increasing $10.1 million from $5.7 million for the second quarter of 2001 to $15.8 million for the second quarter of 2002. The average yield on investment securities decreased from 6.49% for three months ended June 30, 2001 to 4.96% for the three months ended June 30, 2002.

Other interest income includes earnings on the overnight account at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. The $31,000 decrease in other interest income from $107,000 for the second quarter of 2001 to $76,000 for the second quarter of 2002 is due primarily to decreases in the average yields on FHLB stock and FHLB overnight account balances. Although the balance of FHLB stock remained constant at $1.9 million for the three months ended June 30, 2001 and for the same period in 2002, the average yield decreased from 6.75% to 5.25%. The average FHLB overnight account balance increased from $7.0 million for the three months ended June 30, 2001 to $11.4 million for the three months ended June 30, 2002. However, the average yield decreased significantly. The average yield on FHLB overnight account balances decreased from 4.33% for the three months ended June 30, 2001 to 1.80% for the three months ended June 30, 2002.

Interest Expense

Interest expense for the three months ended June 30, 2002 was $914,000 compared to $1.7 million for the three months ended June 30, 2001, representing a decrease of $765,000 or 45.6%.

Interest on deposits decreased $675,000 from $1.5 million for the three months ended June 30, 2001 to $802,000 for the three months ended June 30, 2002. The average balance of deposits decreased by $16.9 million from $124.5 million for the three months ended June 30, 2001 to $107.6 million for the same period in 2002. The average cost of deposits decreased from 4.78% for the three months ended June 30, 2001 to 3.02% for the three months ended June 30, 2002.

Other interest expense consists primarily of interest on FHLB advances. Other interest expense decreased $90,000 to $112,000 for the three months ended June 30, 2002 as compared to $202,000 for the three months ended June 30, 2001. The average balance of other borrowings decreased $6.1 million from $13.8 million for the second quarter 2001 to $7.7 million for the second quarter 2002. The average cost of borrowings remained constant for the comparable periods.

Provision for Loan Losses

The provision for loan losses is the cost of providing for anticipated future losses on loans. The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors.

The identification of problem loans within the Bank's portfolio began with an internal investigation starting in the third quarter of 2000. Adversely classified assets have decreased from $27.9 million, or 21.2% of total assets at December 31, 2001 to $20.5 million, or 17.7% of total assets at June 30, 2002. Management continues to address the significant amount of problem loans. Although management believes that the most significant problems have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status. Management is concerned about the further impact that a decline in the local economy may have upon the Bank's ability to improve the quality of its loan portfolio.

The following table sets forth an analysis of the Bank's allowance for loan loss activity for the periods indicated (dollars in thousands).
	As of and for the three months ended June 30, 2002	As of and for the three months ended June 30, 2001
Balance - beginning of period	$ 5,255	$ 5,852
Add:
Provision for loan losses	113	2,092
Recoveries	201	15
Less:
Charge-offs	944	973
Balance - end of period	$ 4,625	$ 6,986
	=======	=======

Management recorded a provision for loan losses of $113,000 for the three months ended June 30, 2002 as compared to $2.1 million for the three months ended June 30, 2001. Additionally, known losses on non-performing unsecured loans, bankruptcies and other inadequately secured commercial/consumer loans have been charged off. Charge-offs decreased from $973,000 for the three months ended June 30, 2001 to $944,000 for the three months ended June 30, 2002.

Non-interest Income

Non-interest income increased $238,000 from $7,000 for the three months ended June 30, 2001 to $245,000 for the three months ended June 30, 2002. The increase in non-interest income is primarily attributable to a $189,000 decrease in losses on sale of real estate owned and other assets. Losses on sale of real estate owned were $4,000 for the three months ended June 30, 2002 as compared to $193,000 for the same period 2001. Increases in net gains on sales of investments and other non-interest income also contributed to the increase in non-interest income. Net gains on sale of investments increased $58,000 from $1,000 for the three months ended June 30, 2001 to $59,000 for the three months ended June 30, 2002. Other non-interest income increased $4,000 from $10,000 for the three months ended June 30, 2001 to $14,000 for the three months ended June 30, 2002. These increases in non-interest income were offset by a $13,000 decrease in loan fees and service charges from $189,000 for the three months ended June 30, 2001 to $176,000 for the three months ended June 30, 2002.

Non-interest Expense

Non-interest expense decreased $90,000 from $1.3 million for the three months ended June 30, 2001 to $1.2 million for the three months ended June 30, 2002. Decreases in compensation and employee benefits, building and occupancy expense, advertising expense and other non-interest income were partially offset by an increase in insurance expense. Insurance expense increased $46,000 from $25,000 for the three months ended June 30, 2001 to $71,000 for the three months ended June 30, 2002 due to increased FDIC insurance premiums. The FDIC assesses premiums to each institution based both on the balance of insured deposits held during the previous two quarters as well as on the degree of risk the institution poses to the insurance fund. FDIC insurance premiums totaled $55,000 for the three months ended June 30, 2002 as compared to $6,000 for the same period in 2001.

Income Taxes

The Company recorded a $60,000 income tax benefit for the three months ended June 30, 2002, as compared to a $933,000 income tax benefit recorded for the three months ended June 30, 2001. The $873,000 decrease was primarily the result of a $2.1 million decrease in the loss before income taxes together with a decrease in the effective tax rate from 39.5% to 19.9%.

COMPARISON OF OPERATING RESULTS FOR THE
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

General

Consolidated net loss for the six months ended June 30, 2002 was $728,000 as compared to a net loss of $1.8 million for the six months ended June 30, 2001. Basic loss per share for the six months ended June 30, 2002 was $0.58 as compared to $1.41 for the six months ended June 30, 2001. Diluted loss per share for the six months ended June 30, 2002 was $0.58 as compared to $1.41 for the six months ended June 30, 2001.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Income.

Net Interest Income

Net interest income for the six months ended June 30, 2002 was $1.6 million, an $820,000 decrease as compared to the six months ended June 30, 2001. The decrease in interest income on earning assets of $2.4 million exceeded the benefit of the $1.6 million decrease in interest expense on deposits and borrowings for the period. The net interest margin decreased from 3.38% for the six months ended June 30, 2001 to 2.94% for the six months ended June 30, 2002.

Interest Income

Interest income for the six months ended June 30, 2002 was $3.6 million compared to $6.0 million for the six months ended June 30, 2001, representing a decrease of $2.4 million or 40.4%. The decrease was primarily attributable to the $35.1 million decrease in average interest-earning assets from $142.8 million for the first six months of 2001 to $107.7 million for the first six months of 2002. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 8.47% for the first six months of 2001 to 6.69% for the first six months of 2002. The lower yield is the result of lower interest rates related to the rate reductions by the Federal Reserve Bank in the last half of 2001 and a reduction in earning loans as a percentage of total earning assets. The decrease in interest-earning assets is summarized in the average balance table shown below.

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Net loans	$ 87,995	$ 131,898
Non-accruing loans	(10,062)	(2,301)
Net accruing loans	77,933	129,597

Investment securities	15,889	6,725
FHLB overnight account	11,984	4,614
FHLB stock	1,866	1,866
Total	$ 107,672	$ 142,802
	========	========

Interest on loans receivable decreased $2.6 million from $5.6 million for the first six months of 2001 to $3.0 million for first six months of 2002. The decrease is primarily due to the $51.7 million decrease in the average balance of total accruing loans from $129.6 million for the six months ended June 30, 2001 to $77.9 million for the six months ended June 30, 2002. The average balance of non-accruing loans increased from $2.3 million for the six months ended June 30, 2001 to $10.1 million for the six months ended June 30, 2002. In addition to an increase in the average balance of non-accruing loans, payoffs and regular payments, $5.5 million in loans were charged off between June 30, 2001 and June 30, 2002. The average yield on net loans decreased from 8.73% for the six months ended June 30, 2001 to 7.82% for the six months ended June 30, 2002.

Interest on investment securities increased $177,000 from $221,000 for the first six months of 2001 to $398,000 for the first six months of 2002 as a result of the average balance of investment securities increasing $9.2 million from $6.7 million for the first six months of 2001 to $15.9 million for the first six months of 2002. The average yield on investment securities decreased from 6.63% for first six months of 2001 to 5.05% for first six months of 2002.

Other interest income includes earnings on the overnight account at the FHLB of Atlanta, FHLB stock dividends, and earnings on money market funds. The $16,000 decrease in other interest income from $170,000 for the six months ended June 30, 2001 to $154,000 for the six months ended June 30, 2002 is due primarily to decreases in the average yields on FHLB stock and FHLB overnight account balances. Although the balance of FHLB stock remained constant at $1.9 million for the six months ended June 30, 2001 and for the same period in 2002, the average yield decreased from 7.00% to 5.50%. The average FHLB overnight account balance increased from $4.6 million for the six months ended June 30, 2001 to $12.0 million for the six months ended June 30, 2002. However, the average yield decreased significantly. The average yield on FHLB overnight account balances decreased from 4.59% for the six months ended June 30, 2001 to 1.73% for the six months ended June 30, 2002.

Interest Expense

Interest expense for the six months ended June 30, 2002 was $2.0 million compared to $3.6 million for the six months ended June 30, 2001, representing a decrease of $1.6 million or 44.6%.

Interest on deposits decreased $1.2 million from $3.0 million for the six months ended June 30, 2001 to $1.8 million for first six months ended June 30, 2002. The average balance of deposits decreased by $14.5 million from $126.1 million for the first six months of 2001 to $111.6 million for the first six months of 2002. The average cost of deposits decreased from 4.88% for the first six months of 2001 to 3.23% for the first six months of 2002.

Other interest expense consists primarily of interest on FHLB advances. Other interest expense decreased $340,000 to $217,000 for the six months ended June 30, 2002 as compared to $557,000 for the six months ended June 30, 2001. The average balance of other borrowings decreased $11.4 million from $18.9 million for the six months ended June 30, 2001 to $7.5 million for the six months ended June 30, 2002. The average cost of borrowings decreased from 5.94% for the first half of 2001 to 5.87% for the first half of 2002.

Provision for Loan Losses

The provision for loan losses is the cost of providing for anticipated future losses on loans. The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, Management's assessment of loan portfolio quality, the value of collateral and general economic factors.

The identification of problem loans within the Bank's portfolio began with an internal investigation starting in the third quarter of 2000. Adversely classified assets have decreased from $27.9 million, or 21.2% of total assets at December 31, 2001 to $20.5 million, or 21.2% of total assets at June 30, 2002. Management continues to address the significant amount of problem loans. Although the Board and management believe that the most significant problems have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status. Management is concerned about the further impact that a decline in the local economy may have upon the Bank's ability to improve the quality of its loan portfolio.

The following table sets forth an analysis of the Bank's allowance for loan loss activity for the periods indicated (dollars in thousands).
	As of and for the six months ended June 30, 2002	As of and for the six months ended June 30, 2001
Balance - beginning of period	$ 5,650	$ 5,152
Add:
Provision for loan losses	283	2,905
Recoveries	443	124
Less:
Charge-offs	1,751	1,195
Balance - end of period	$ 4,625	$ 6,986
	=======	=======

Management recorded a provision for loan losses of $283,000 for the six months ended June 30, 2002 as compared to $2.9 million for the six months ended June 30, 2001. The provision for the 2001 period was the result of a significant increase in classified assets during the 2001 period. Classified assets decreased during the 2002 period as discussed above. Additionally, known losses on non-performing unsecured loans, bankruptcies and other inadequately secured commercial/consumer loans have been charged off. Charge-offs increased from $1.2 million for the six months ended June 30, 2001 to $1.8 million for the six months ended June 30, 2002.

Non-interest Income

Non-interest income increased $261,000 from $207,000 for the six months ended June 30, 2001 to $468,000 for the six months ended June 30, 2002. The increase in non-interest income is primarily attributable to a $266,000 increase in the net gain on the sale of real estate owned and other assets from ($260,000) for the six months ended June 30, 2001 to $6,000 for the six months ended June 30, 2002. Increases in loan fees, service charges and a gain on the sale of investments were offset by a $91,000 decrease in the net gain on sale of loans. The net gain on the sale of loans for the six months ended June 30, 2001 resulted from the sale of $5.5 million in adjustable rate loans from the Bank's in-house portfolio.

Non-interest Expense

Non-interest expense decreased $97,000 from $2.7 million for the six months ended June 30, 2001 to $2.6 million for the six months ended June 30, 2002. Decreases in compensation and employee benefits, building and occupancy expense, and advertising expense were partially offset by increases in insurance expense, data processing expense and other non-interest expense. Insurance expense increased $93,000 from $52,000 for the six months end June 30, 2001 to $145,000 for the six months ended June 30, 2002 due to increased FDIC insurance premiums. The FDIC assesses premiums to each institution based both on the balance of insured deposits held during the previous two quarters as well as on the degree of risk the institution poses to the insurance fund. FDIC insurance premiums totaled $112,000 for the six months ended June 30, 2002 as compared to $12,000 for the same period 2001. Other non-interest expenses increased $24,000 from $720,000 for the six months ended June 30, 2001 to $744,000 for the six months ended June 30, 2002 primarily as a result of increased professional fees. The increase in professional fees is attributable to increased legal, accounting and consulting fees associated with the administration of the Order.

Income Taxes

The Company recorded a $60,000 income tax benefit for the six months ended June 30, 2002, as compared to a $1.2 million income tax benefit recorded for the six months ended June 30, 2001. The $1.1 million decrease was the result of a $2.2 million decrease in the loss before income taxes and a decrease in the effective tax rate from 39.7% for the six months ended June 30, 2001, to 7.6% for the six months ended June 30, 2002. The decrease in the effective tax rate is the result of the Company recognizing income tax benefits only to the extent of the Federal loss carryback benefits available, which were limited for the 2002 period. Full loss carryback benefits were available for the 2001 period. The Company's $2.3 million in deferred tax assets and loss carryforward benefits have not been recognized due to the uncertainty of future realization at this time.

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

Not applicable

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters To a Vote of Security Holders

Not applicable

Item 5.     Other Information

Not applicable

Item 6A.     Exhibits and Reports on Form 8K

(a)	Exhibit Number	Identification of Exhibit
	3(i)(a)	Certificate of Incorporation of the Company(1)
	3(i)(b)	Certificate of Amendment of Certificate of Incorporation(2)
	3(ii)(a)	Bylaws of the Company(1)
	3(ii)(b)	Amendment to Bylaws dated September 10, 1998(3)
	4(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock(4)
	4(b)	Certificate of Designation of the Preference and Rights of the Series B Preferred Stock(4)
	10(a)	1996 Stock Option Plan of the Company(5)
	10(b)	1996 Management Recognition and Development Plan of the Company(5)
	10(c)	Employment Agreement with Billy Jack Johnson(6)
	99(a)	Certification by B. Jack Johnson, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99(b)	Certification by Roderick V. Schlosser, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________________________________________
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, (SEC File No. 33-87384), as subsequently amended.
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
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.
(4) Incorporated by reference to the Company's Form 8-K dated August 31, 2001.
(5) Incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2001

Item 6B.     Reports on Form 8-K

  On April 2, 2002, the Company filed a Form 8-K to report that Robert C. Redd has resigned as President, Chief Executive Officer and a Director of the Company and the Bank effective April 2, 2002, to be succeeded by Jack Johnson, and that Roderick Schlosser has been appointed as Chief Financial Officer of the Company and the Bank effective April 15, 2002.

  On April 15, 2002, the Company filed a Form 8-K to report that the Company expects that its common stock will be delisted from quotation on the Nasdaq National Market in the near future because its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 is expected to include a disclaimer opinion by the Company's independent auditors on the Company's 2001 financial statements.

  On April 17, 2002, the Company filed a Form 8-K to report that the Company received a Nasdaq Staff Determination that its common stock is subject to delisting from the Nasdaq National Market effective at the opening of business on April 24, 2002.

  On June 27, 2002, the Company filed a Form 8-K to report that the Company executed an agreement to sell the assets and certain related liabilities of its Rogersville and Regency Mall branch offices to Bank Independent, subject to regulatory approval.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOUTHERN BANCSHARES, INC.
                             Registrant

Date: August 14, 2002	By: /s/ B. JACK JOHNSON
Mr. B. Jack Johnson
President and Chief Executive Officer

Date: August 14, 2002	By: /s/ RODERICK V. SCHLOSSER
Mr. Roderick V. Schlosser
Executive Vice President and
Chief Financial Officer