Form 10QSB
period 2002-09-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 2002-11-20
CIK 934302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-QSB

(Mark One)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the quarterly period ended September 30, 2002

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
________________________

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,256,715 shares of $.01 par value common stock as of November 15, 2002.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)
	September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$ 13,020	$ 14,230
Investment securities available for sale, at market	9,207	12,858
Securities, held to maturity, at cost	3,146	3,230
Loans held for sale	229	821
Loans receivable, net	67,326	90,420
Premises and equipment, net	2,373	2,807
Federal Home Loan Bank stock, at cost	1,866	1,866
Accrued interest receivable	606	976
Income taxes receivable	256	2,614
Other assets	434	435
Foreclosed real estate and other assets	826	1,226
Total Assets	$ 99,289	$ 131,483
	========	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Demand accounts	$ 28,063	$ 36,302
Certificate accounts	56,591	82,362
Total deposits	84,654	118,664
Advances from Federal Home Loan Bank	5,762	5,862
Notes payable to banks	750	750
Notes payable to directors	1,250	--
Other liabilities	467	218
Total liabilities	92,883	125,494
Commitments and contingencies	--	--
Redeemable Preferred stock, $.01 par value:
Series A - 250,000 shares authorized; 160,350 issued and outstanding; 4% cumulative dividends initially, increasing after five years (aggregate redemption value $3,528 plus accumulated dividends and incentive payment)	3,867	3,388
Series B - 56,000 shares authorized; 47,775 issued and outstanding; 6% cumulative dividends initially, increasing after three years (aggregate redemption value $1,283 plus accumulated dividends)	1,184	1,100
Total redeemable preferred stock	5,051	4,488
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 4,000,000 shares authorized; 2,076,969 shares issued and 1,256,715 outstanding	21	21
Additional paid-in capital	11,407	11,407
Retained earnings-substantially restricted	1,323	1,738
Net unrealized gain (loss) on securities available for sale	85	(184)
Treasury stock, at cost	(11,481)	(11,481)
Total stockholders' equity	1,355	1,501
Total liabilities and stockholders' equity	$ 99,289	$ 131,483
	========	========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
INTEREST INCOME:
Loans	$ 1,329	$ 2,039	$ 4,350	$ 7,646
Investment securities	154	88	552	309
Other	94	168	248	338
Total interest income	1,577	2,295	5,150	8,293
INTEREST EXPENSE:
Deposits	671	1,402	2,446	4,442
Federal Home Loan Bank advances and other	115	161	332	718
Total interest expense	786	1,563	2,778	5,160
NET INTEREST INCOME	791	732	2,372	3,133
PROVISION FOR LOAN LOSSES	350	599	633	3,504
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	441	133	1,739	(371)
NONINTEREST INCOME:
Loan fees and service charges	204	137	584	495
Net gains on sale of loans	10	--	10	91
Net losses on sale of real estate owned and other assets	(49)	(103)	(43)	(363)
Net gains (losses) on sale of investments	--	--	59	(6)
Net premium on transfer of deposits	1,378	--	1,378	--
Net gains on sale of fixed assets	255	--	255	--
Other	8	13	31	37
Total noninterest income	1,806	47	2,274	254
NONINTEREST EXPENSES:
Compensation and employee benefits	736	570	1,896	1,854
Building and occupancy expense	161	195	413	527
Data processing expense	121	132	365	371
Advertising	17	17	26	41
Insurance expense	85	97	230	149
Other	171	612	915	1,332
Total noninterest expenses	1,291	1,623	3,845	4,274
INCOME (LOSS) BEFORE INCOME TAXES	956	(1,443)	168	(4,391)
INCOME TAX EXPENSE	80	2,592	20	1,423
NET INCOME (LOSS) BEFORE EFFECT OF CUMULATIVE DIVIDENDS AND PREMIUM ACCRETION ON PREFERRED STOCK	876	(4,035)	148	(5,814)

CUMULATIVE DIVIDENDS AND PREMIUM ACCRETION ON PREFERRED STOCK	139	--	563	--

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$ 737	$ (4,035)	$ (415)	$ (5,814)
	=========	==========	=========	==========
BASIC EARNINGS (LOSS) PER SHARE	$ 0.59	$ (3.21)	$ (0.33)	$ (4.63)
	=========	=========	=========	=========
DILUTED EARNINGS (LOSS) PER SHARE	$ 0.53	$ (3.21)	$ (0.33)	$ (4.63)
	=========	=========	=========	=========
DIVIDENDS PER SHARE
Regular cash dividends	$ --	$ --	$ --	$ --
Total dividends per share	$ --	$ --	$ --	$ --
	=========	=========	=========	=========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands, except share data)
(Unaudited)

	Common Stock
	Issued		In Treasury		Additional Paid-In	Retained Earnings Substantially Restricted
	Shares	Amount	Shares	Amount	Capital

Balances at January 1, 2001	2,076,969	$ 21	(817,958)	$ (11,467)	$ 11,429	$ 9,354
Net income (loss) for the year ended December 31, 2001	--	--	--	--	--	(7,616)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	--	--	--	--
Total comprehensive income	--	--	--	--	--	--
Acquisition of treasury stock	--	--	(2,296)	(14)	(22)	--
Amortization of MRDP unearned compensation	--	--	--	--	--	--
Net for the period	--	--	(2,296)	(14)	(22)	(7,616)
Balances at December 31, 2001	2,076,969	21	(820,254)	(11,481)	11,407	1,738

Net income for the nine months ended September 30, 2002	--	--	--	--	--	148
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	--	--	--	--
Total comprehensive income	--	--	--	--	--	--
Accretion of redeemable preferred stock - Series A	--	--	--	--	--	(409)
Accretion of redeemable preferred stock - Series B	--	--	--	--	--	(154)
Net for the period	--	--	--	--	--	(415)
Balances at September 30, 2002	2,076,969	$ 21	(820,254)	$ (11,481)	$ 11,407	$ 1,323
	======	======	======	========	=====	=====

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands, except share data)
(Unaudited)

	Unearned Employee Compensation
	ESOP	MRDP	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances at January 1, 2001	$ --	$ (68)	$ (39)	$ 9,230
Net income (loss) for the year ended December 31, 2001	--	--	--	(7,616)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	(145)	(145)
Total comprehensive income	--			(7,761)
Acquisition of treasury stock	--	--	--	(36)
Amortization of MRDP unearned compensation	--	68	--	68
Net for the period	--	68	(145)	(7,729)
Balances at December 31, 2001			(184)	1,501

Net income (loss) for the nine months ended September 30, 2002	--	--	--	148
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	269	269
Total comprehensive income	--	--	--	417
Accretion of redeemable preferred stock - Series A	--	--	--	(409)
Accretion of redeemable preferred stock - Series B	--	--	--	(154)
Net for the period	--	--	269	(146)
Balances at September 30, 2002	$ --	$ --	$ 85	$ 1,355
	======	=======	=======	========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)
	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 148	$ (5,814)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	161	230
Provision for loan losses	633	3,504
Provision for deferred income taxes	--	1,728
Amortization/accretion of premiums/discounts on investments	15	(16)
Amortization of deferred loan fees	(14)	(46)
Amortization of unearned compensation - MRDP	--	68
(Gains) losses on sale of investments	(59)	6
Losses on sale of real estate owned	43	363
Premium on transfer of deposits	(1,378)	--
Gains on sale of loans	(10)	(91)
Gains on sale of fixed assets	(255)	--
Noncash compensation	24	--
(Increase) decrease in:
Loans held for sale	592	(224)
Accrued interest receivable	370	753
Income tax receivable	2,358	--
Other assets	1	1,260
Increase (decrease) in:
Other liabilities	249	(88)
Net cash provided by operating activities	2,878	1,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in total loans, excluding effects of loans sold in disposition of branches	12,383	30,551
Net decrease in cash related to disposition of branches	(9,674)	--
Proceeds from repayments on mortgage-backed securities	1,023	106
Proceeds from sale or call of investments	5,070	7,496
Proceeds from sale of real estate owned	1,341	874
Proceeds from sale of loans, excluding effects of loans sold in disposition of branches	--	5,636
Acquisition of investment securities	(2,045)	(6,032)
Acquisition of premises and equipment	(16)	(79)
Net cash provided by investing activities	8,082	38,552

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit accounts, excluding effect of deposits transferred in disposition of branches	(13,320)	(8,124)
Repayment of FHLB advances	(100)	(19,614)
Proceeds from directors' loans	1,250	--
Proceeds from issuance of preferred stock, net	--	4,488
Acquisition of treasury stock, net	--	(36)
Net cash used in financing activities	(12,170)	(23,286)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,210)	16,899
Cash and cash equivalents at beginning of period	14,230	7,479
Cash and cash equivalents at end of period	$ 13,020	$ 24,378
	=======	=======
Supplemental Information for Cash Flow:
Noncash transactions:
Decrease in net unrealized loss on securities available for sale	$ (269)	$ (46)
Loans foreclosed and transferred to real estate owned	$ 984	$ 1,731
Fixed assets given as compensation	$ 24	$ --
Net book value of assets (liabilities) transferred in disposition of branches -
Loans	$ 9,108	$ --
Fixed assets	$ 265	$ --
Deposits	$ (20,690)	$ --
Cash paid during the period for:
Interest	$ 2,769	$ 5,290
Income taxes	$ (2,338)	$ 75

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of September 30, 2002 and for the quarter and nine months ended September 30, 2002 and 2001 include the accounts of the Registrant, First Southern Bancshares, Inc. ("Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank").  All significant intercompany balances and transactions have been eliminated in consolidation.  Bancshares and the Bank are collectively referred to herein as the "Company".

The September 30, 2002 and 2001 interim financial statements included in this report have been prepared by the Company without audit.  In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the September 30, 2002 and 2001 interim financial statements.  The results of operations for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.  The December 31, 2001 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.  Such Consolidated Statement of Financial Condition included therein was audited but contained a disclaimer of opinion ("Disclaimer") as a result of going concern issues discussed therein.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period adjusted for the effect of dilutive convertible securities.  A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

	For the quarter ended September 30, 2002			For the quarter ended September 30, 2001
	Numerator	Denominator	EPS	Numerator	Denominator	EPS
Basic earnings (loss) per share, income (loss) applicable to common shareholders	737,437	1,256,715	$ 0.59	(4,035,353)	1,256,715	$ (3.21)
			====			====
Effective of dilutive securities:
Options (1)	--	--		--	--
Convertible preferred stock	36,825	201,033		--	--
Diluted earnings (loss) per share, income (loss) applicable to common shareholders	774,262	1,457,748	$ 0.53	(4,035,353)	1,256,715	$ (3.21)
	======	=====	=====	=====	=====	====

	For the nine months ended September 30, 2002			For the nine months ended September 30, 2001
	Numerator	Denominator	EPS	Numerator	Denominator	EPS
Basic loss per share, loss applicable to common shareholders	(414,711)	1,256,715	$ (0.33)	(5,814,058)	1,256,715	$ (4.63)
			====			====
Effective of dilutive securities:
Options (1)	--	--		--	--
Convertible preferred stock(2)	--	--		--	--
Diluted loss per share, loss applicable to common shareholders	(414,711)	1,256,715	$ (0.33)	(5,814,058)	1,256,715	$ (4.63)
	======	=====	=====	=====	=====	====
(1) The impact of stock options are anti-dilutive and accordingly are not included herein.
(2) The impact of convertible preferred stock for the nine-month period in 2002 was anti-dilutive and accordingly not included herein.

NOTE 3 - FHLB DEBT AND LIQUIDITY

The Bank's FHLB credit availability program, which has a credit limit of 10% of the Bank's assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB.  Credit availability is limited to 85% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral. FHLB deposits may also collateralize FHLB borrowings.  The requirement to pledge qualifying mortgages and investment securities for any additional borrowings from the FHLB limits the Company's short-term liquidity.  The Company's liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings.  At September 30, 2002, the Bank has pledged investment securities with a market value of  $6.1 million to the FHLB to collateralize outstanding advances of $5.8 million.

NOTE 4 - COMMITMENTS

At September 30, 2002, the Company had $495,000 of outstanding net loan commitments and $3.9 million of unused lines of credit.

NOTE 5 - CONTINGENCIES AND SUBSEQUENT EVENTS

Bancshares and the Bank are subject to certain regulatory capital requirements.  As a result of the Memorandum of Understanding ("the MOU") with the Federal Reserve Bank, Bancshares has adopted a capital restoration plan and capital and dividend policy.  Bancshares is required to submit quarterly progress reports to the Federal Reserve. The MOU will remain in effect until modified or terminated by the Federal Reserve.   At September 30, 2002, Bancshares believes it is in material compliance with the MOU.

As a result of a Consent Order ("the Order") with the FDIC and the Alabama State Banking Department, which became effective March 25, 2002, the Bank's Tier 1 capital must equal or exceed 5.00% of total assets within 60 days from the effective date of the Order.  Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank's Tier 1 capital must equal or exceed 7.00% of total assets.  At September 30, 2002, the Bank's Tier 1 capital was 7.17% of total assets and in compliance with the Order.   The Bank has developed and adopted a plan designed to meet and maintain the FDIC's minimum risk-based capital requirements for each year in which the plan is in effect.

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

The Company has received a Nasdaq Staff Determination which indicated that it fails to comply with the audited financial statement requirement for continued listing set forth in Marketplace Rule 4310(c)(14), as well as the current net tangible asset requirement and the new stockholders' equity requirement for continued listing as set forth in Marketplace Rule 4450(a)(3), and, therefore, its common stock was delisted from the Nasdaq National Market effective at the opening of business on April 24, 2002.

Subsequent to September 30, 2002, the Company failed to repay existing debt to certain directors totaling $250,000 that was due on October 31, 2002. As a result, the terms of the agreement require the Company to issue these directors warrants to purchase a total of 50,000 shares of common stock of the Company for $1 per share, which warrants will not expire until November 1, 2005. The fair value of the warrants on the date of grant was approximately $7,500.

Subsequent to September 30, 2002, the Bank received written consent from the Regulators to pay a $200,000 dividend to Bancshares.  Bancshares expects to use the proceeds for interest payments on debt and other corporate expenses.

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

The discussion and analysis included herein covers material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2001, as well as certain material changes in results of operations during the quarter and the nine months ended September 30, 2002 as compared to the same periods in 2001.

On June 24, 2002, the Company entered into an agreement with Bank Independent, Sheffield, Alabama to sell the assets and certain related liabilities of its branch offices located at 2727 Mall Drive, Florence, Alabama and 102 Bank Street, Rogersville, Alabama.  The closing of this transaction occurred on September 20, 2002, and resulted in a pre-tax gain of approximately $1.6 million.  The transaction included the sale of $9.1 million in loans and the transfer of  $20.7 million in deposits.

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

The report of the independent auditors on the Company's financial statements for the year ending December 31, 2001 contained a Disclaimer because of the existence of substantial doubt, by the independent auditors, that the Company can continue as a going concern as a result of the Company's financial condition, the regulatory restrictions imposed on the Bank's business operations and the need to meet certain regulatory capital requirements.

As a Result of the Disclaimer, the Company's Common Stock Has Been Delisted From the Nasdaq National Stock Market.

Under Marketplace Rule 4310(c)(14), annual reports filed with Nasdaq must contain certified financial statements.  The Company's form 10-KSB for the year ended December 31, 2001 contained a disclaimer opinion, which does not fulfill Nasdaq's filing requirements.  Accordingly, the Company's securities became delisted from the Nasdaq Stock Market at the opening of business on April 24, 2002.  The Company's common stock is ineligible for quotation on the Nasdaq SmallCap Market and the OTC Bulletin Board because the Company is not deemed to be current with its periodic securities filing requirements as a result of the issuance of the disclaimer.  However, the common stock is eligible for quotation on the "Pink Sheets," a quotation service for over-the-counter securities, by participating brokers.

The Company Is Restricted from Certain Activities Including Paying Dividends to Stockholders.

Effective July 6, 2001, the Company entered into a MOU with the Federal Reserve Bank of Atlanta.  The MOU prohibits the Company from incurring any additional debt without the prior written approval of the Federal Reserve Bank.  The MOU also prohibits the Company from declaring or paying any dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank.  The Company has adopted a capital plan and capital and dividend policy in compliance with the provisions of the MOU.  The Company is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta.  The MOU will remain in effect until modified or terminated by the Federal Reserve Bank.  At September 30, 2002, the Company believes it was in material compliance with the MOU.

The Bank Has Entered Into a Consent Order with Regulators which Restricts Its Operations and the Expense of Compliance or Failure to Comply Could Have a Material Adverse Affect on the Company.

First Southern Bank has entered into an Order with the Federal Deposit Insurance Corporation ("FDIC") and the Alabama State Banking Department (collectively, the "Regulators").  The Order became effective March 25, 2002 and will remain in effect until modified, terminated, suspended or set aside by the Regulators.  The Order requires the Bank to address various operational deficiencies, including certain violations of law and regulations identified by the Regulators, within various time periods prescribed in the Order.  Among other things, the Bank must address identified deficiencies with respect to management staffing and effectiveness, earnings, asset quality, capital adequacy, allowance for loan losses, and internal policies, procedures and controls.  The Order also prohibits the Bank from paying cash dividends to Bancshares without prior written consent from the Regulators.

The Order outlines specific capital adequacy benchmarks that the Bank must satisfy.  Within 60 days from the effective date of the Order, the Bank's Tier 1 capital was required to equal or exceed 5.00% of total assets.  Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank's Tier 1 capital must equal 7.00% of total assets.  Since December 31, 2001, the Company has contributed $1.0 million of equity capital to the Bank with the proceeds of a loan from certain directors of the Company and the Bank has improved its capital ratios by reducing total assets while increasing capital primarily through the sale of two branches in September 2002.  At September 30, 2002, the Bank's Tier 1 capital was 7.17% of total assets and in compliance with the Order.  The Bank has developed and adopted a plan designed to meet and maintain the FDIC's minimum risk based capital requirements.

The Order also imposes specific asset quality measures on the Bank.  Among these is the requirement to reduce (by charge-off, collection or removal from adverse classification with the consent of the Regulators) the level of assets classified "substandard" and "doubtful" by the Regulators to not more than $20 million by August 31, 2002, to not more than $15 million by February 28, 2003, and to not more than $6 million by August 31, 2003.  At September 30, 2002, the balance of assets classified "substandard" and "doubtful" by the Regulators was $17.4 million and in compliance with the Order.

The issuance of the Order follows previously disclosed written assurances by the Bank to the Alabama State Banking Department in August 2001, which written assurances were superseded by the Order, and addressed many of the same matters contained in the Order.  Although the Bank cannot assure its compliance with all of the requirements of the order within the prescribed time frames, the Bank believes it has satisfied a majority of the requirements and continues to seek compliance with the remaining requirements.  The Order requires the Bank to submit periodic written reports to the Regulators detailing compliance with the terms of the Order.  Violation of the Order may give rise to enforcement proceedings, including imposition of civil money penalties against the Bank and/or its institution-affiliated parties or removal and prohibition orders against institution-affiliated parties.

The Company Has Had a Significant Change in Operating Strategy and Management since January 1, 2001, and There Can Be No Assurance that the New Strategy or Management Will Result in Improved Financial Condition or Net Income.

From 1995 to 2000, the Bank focused its efforts in growing its commercial loan portfolio.  However, as a result of a decline in the quality of the Bank's loan portfolio, related reductions in Bank capital, the previously reported fraud involving certain commercial loans and other operational factors, the Board of Directors and management have reevaluated its lending strategy.  The Board of Directors and management have actively taken steps to improve the underwriting and credit administration practices of the Bank in order to improve its overall asset quality.  New policies with respect to loan originations have been adopted and implemented , which Management believes has enhanced the quality of loan production in 2002, and should enhance the quality of future production.  While it was not Management's intent to curtail the origination of new loans, primary emphasis during 2001 and through the first nine months of 2002 was given to problem loan administration and as a result originations decreased.

On June 24, 2002, the Company entered into an agreement with Bank Independent, Sheffield, Alabama to sell the assets and certain related liabilities of its branch offices located at 2727 Mall Drive, Florence, Alabama and 102 Bank Street, Rogersville, Alabama.  The closing of this transaction on September 20, 2002, resulted in a pre-tax gain of approximately $1.6 million.  The reduction of income earning assets resulting from the transaction may have a negative affect on future net income.

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

Decline in the Economy in the Company's Market Area Could Further Adversely Affect the Quality of the Bank's Loan Portfolio.

The Bank's primary lending area is Lauderdale and Colbert counties, and surrounding counties located in Northwest Alabama.  This area has substantially weaker demographics than Alabama as a whole.  Management is concerned about the further impact a decline in the local economy could have on the quality of the Bank's loan portfolio. If the quality of the Bank's loan portfolio declines materially, the Bank would likely be required to materially increase its allowance for loan losses through additional provisions which would  have a material adverse effect on its financial condition and operating results.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

Total assets decreased $32.2 million from $131.5 million at December 31, 2001 to $99.3 million at September 30, 2002.  The decrease in total assets is primarily the result of the sale of the assets and the transfer of certain liabilities of branch offices located at 2727 Mall Drive, Florence, Alabama and 102 Bank Street, Rogersville, Alabama.  The transaction included the sale of $9.1 million in loans and the transfer of $9.7 million in cash and cash equivalents.  During the nine months ended September 30, 2002 net loans decreased $23.1 million, investment securities decreased  $3.7 million, income tax receivable decreased $2.4 million, and cash and cash equivalents decreased $1.2 million.

Average earning assets decreased $31.1 million from $137.2 million for the nine months ended September 30, 2001 to $106.1 million for the nine months ended September 30, 2002.  As a financial institution, the Bank's primary earning asset is loans.  Average accruing loans were $76.5 million for the nine months ended September 30, 2002 as compared to $120.4 million for the nine months ended September 30, 2001.  Average accruing loans represented 72% of average earning assets for the nine months ended September 30, 2002.

Total liabilities decreased $32.6 million from $125.5 million at December 31, 2001 to $92.9 million at September 30, 2002.  The sale of the branch offices included the transfer of $20.7 million in deposits.   During the nine months ended September 30, 2002, deposits decreased $34.0 million.  The decrease in deposits was partially offset by borrowings of approximately $1.3 million from certain of the Company's directors.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Condition.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2002 of $13.0 million, or 13.1% of total assets, decreased from $14.2 million, or 10.8% of total assets, at December 31, 2001.  The Bank's interest bearing balances of cash and cash equivalents decreased by $3.6 million during the nine months ended September 30, 2002, from $9.8 million at December 31, 2001 to $6.2 million at September 30, 2002, primarily attributable to the branch sales.  Interest bearing balances consist of FHLB overnight account balances.

The changes in the sources and uses of cash related to operating, investing and financing activities are reflected in the Company's "Consolidated Statements of Cash Flows".

Investment Securities

Investment securities available for sale decreased $3.7 million from $12.9 million at December 31, 2001 to $9.2 million at September 30, 2002.  The decrease in investment securities available for sale includes the sale of two securities with a par value of $3.0 million, which resulted in a gain on sale of investments of $59,000. Investment securities held to maturity decreased $84,000 from $3.2 million at December 31, 2001 to $3.1 million at September 30, 2002.

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

The size of the loan portfolio has continued to decrease during the nine months ended September 30, 2002.  Net loans decreased $23.1 million from $90.4 million at December 31, 2001 to $67.3 million at September 30, 2002.  The decrease of $23.1 million during the nine months ended September 30, 2002 includes loans totaling $9.1 million sold as a result of the sale of the assets and the transfer of certain liabilities of two branch offices during third quarter 2002. A comparison of the Bank's loan portfolio at September 30, 2002 and December 31, 2001 is shown below.
	At September 30, 2002		At December 31, 2001
	Amount	Percent	Amount	Percent
Mortgage loans:	(Dollars in thousands)
Residential	$ 29,312	43.54%	$ 38,693	42.79%
Commerical	19,457	28.90	26,458	29.26
Total mortgage loans	48,769	72.44	65,151	72.05
Commercial business loans	12,396	18.41	18,059	19.97
Consumer loans	10,797	16.04	13,743	15.20
Total loans	71,962	106.89	96,953	107.22
Less:
Undisbursed loans in process	495	0.74	852	0.94
Unamortized loan fees	33	0.05	31	0.03
Allowance for loan losses	4,108	6.10	5,650	6.25
Net loans receivable	$ 67,326	100.00%	$ 90,420	100.00%
	=======	=======	======	=======

Total mortgage loans have declined $16.4 million to $48.8 million at September 30, 2002 from $65.2 million at December 31, 2001 as a result of payoffs, regular payments, charge-offs, transfers to real estate owned, and loan sales in connection with the sale of two branch offices.  The decline in residential mortgage loans continues to be impacted by refinances due to low market interest rates.  Although the Bank directly originates residential mortgage loans, the majority of these loans have been sold in the secondary mortgage market as they are low, fixed rate, long-term loans.  In managing the interest rate risk of the Bank, these loans are generally not desirable for the Bank's portfolio.  The Bank does consider adjustable rate residential mortgage loans desirable; however, current market conditions have not generated a demand in the origination of this type of loan.

The Bank's combined commercial and consumer loan portfolio declined $8.6 million to $23.2 million at September 30, 2002 from $31.8 million at December 31, 2001.  This decline is primarily the result of increased emphasis on collection efforts and credit quality on commercial business loans and consumer loans resulting in repayments, payoffs as a result of refinancing at other institutions and problem loan charge-offs.    Loan sales in connection with the sale of two branch offices also contributed to the decrease.  As noted previously, it is not management's intention to curtail lending to the commercial business and consumer market sectors.  However, the focus since January 1, 2001 has been on improving credit quality, granting primary attention to the existing portfolio and re-evaluating policies and procedures rather than soliciting new business.   As a result, new loan business has been minimal and has not offset the level of repayments.

As discussed in "Risk Factors,"the Board has hired an Executive Vice President and Senior Lending Officer and the Bank expects to increase loan originations and business development in future periods.

At September 30, 2002, the Company has no significant commitments to originate fixed-rate, portfolio loans.  At September 30, 2002 the Company had commitments to originate variable rate loans, including unused commercial business and consumer lines of credit, and standby letters of credit as follows (dollars in thousands):
Commitments to extend credit	$ 495
Unused lines of credit	$ 3,883
Standby letters of credit	$ --

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

The following table sets forth non-performing assets as of September 30, 2002 and December 31, 2001 (dollars in thousands):
	September 30, 2002	December 31, 2001
Loans accounted for on a non-accrual basis	$ 7,465	$ 12,218
Accruing loans which are contractually past due 90 days or more	318	1,395
Total of non-accrual and 90 days past due loans	7,783	13,613
Foreclosed real estate and other assets	826	1,234
Total non-performing assets	$ 8,609	$ 14,847
	=======	=======

Total non-performing assets decreased by $6.2 million, or 42.0%, during the nine months ended September 30, 2002 from $14.8 million at December 31, 2001 to $8.6 million at September 30, 2002.  Non-accrual loans accounted for $4.8 million of this decrease while accruing loans which are contractually past due 90 days or more accounted for $1.1 million of the decrease.  Foreclosed real estate and other assets decreased $408,000 during the nine months ended September 30, 2002 from $1.2 million at December 31, 2001 to $826,000 at September 30, 2002.  This decrease is primarily attributable to a net decrease in foreclosed real estate of $400,000 and a decrease in repossessed assets of $8,000 during the nine months ended September 30, 2002.  At September 30, 2002, foreclosed real estate of $826,000 consists of 20 parcels of residential property and two parcels of commercial real estate.  At September 30, 2002, the Company did not have any repossessed assets.

Included in non-performing assets are $7.5 million of impaired loans at September 30, 2002 compared to $12.8 million at December 31, 2001.  The reduction is primarily the result of significant payments on eight different relationships that totaled $3.2 million.  The reduction is also attributable to several loans being foreclosed and transferred to real estate owned.  Impaired loans that were foreclosed totaled $755,000.  In addition, three commercial relationships totaling $1.6 million that were considered impaired at December 31, 2001 were charged off during the second and third quarter of 2002.  There was approximately $1.7 million at September 30, 2002 in the allowance for loan losses specifically allocated to impaired loans versus $2.7 million at December 31, 2001.

Allowance for Loan Losses

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, regulatory classification of assets, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors.  The allowance for loan losses decreased $1.5 million during the nine months ended September 30, 2002 to $4.1 million at September 30, 2002 from $5.6 million at December 31, 2001.  The allowance for loan losses represented 6.1% and 6.3% of net loans receivable at September 30, 2002 and December 31, 2001, respectively. (See further discussion in "Provision for Loan Losses" below.)

In the opinion of management, the allowance for loan losses was adequate at September 30, 2002, to provide for potential loan losses in the loan portfolio at that date. Management is concerned about the further impact a decline in the local economy could have upon the Bank's ability to improve the quality of its loan portfolio.  While management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase the allowance in the future. Such increases could have a material adverse affect on the Bank's financial condition and results of operations. Losses ultimately confirmed will vary from original estimates and adjustments, as necessary, are made in the period in which these factors and other considerations become known.

Deposits, FHLB Advances and Other Notes Payable

Deposit balances decreased $34.0 million from $118.7 million at December 31, 2001 to $84.7 million at September 30, 2002.  The $34.0 million decrease during the nine months ended September 30, 2002 includes $20.7 million in deposits transferred as the result of the sale of the assets and the transfer of certain related liabilities of two branch offices during the third quarter of 2002.  Prior to May 2002, management set rates on savings certificates lower than much of the competition in an effort to reduce the size of the Bank, improve the Bank's cost of funds for deposits and maximize the use of excess cash held in the FHLB overnight account.  As a result, the Bank's savings certificates decreased $11.1 million during the six months ended June 30, 2002 from $82.4 million at December 31, 2001 to $71.3 million at June 30, 2002.  Beginning in May of 2002, management set more competitive rates and offered special term certificates to stabilize the deposit base.  As a result, the Bank's savings certificates decreased $368,000, net of the $14.3 million transferred as a result of the sale of two branches, from $71.3 million at June 30, 2002 to $56.6 million at September 30, 2002.   Demand accounts decreased $8.2 million from $36.3 million at December 31, 2001 to $28.1 million at September 30, 2002.   The $8.2 million decrease includes $6.4 million transferred as a result of the sale of two branches.  The interest rate paid on the average balance of deposits decreased from 4.77% for the nine months ended September 30, 2001 to 3.04% for the nine months ended September 30, 2002.

At September 30, 2002, savings certificates amounted to $56.6 million, or 66.8% of the Company's total deposits, including  $36.5 million that were scheduled to mature by September 30, 2003.  Management  believes it has adequate resources to fund all loan commitments with savings deposits, available FHLB overnight account funds and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Bank's borrowings from the FHLB decreased $100,000 from $5.9 million at December 31, 2001 to $5.8 million at June 30, 2002.  Notes payable to banks remained constant at $750,000 for the nine months ended September 30, 2002.   During the nine months ended September 30, 2002, the Company recorded $1.3 million in notes payable as a result of loans to the Company from certain directors of the Company.  The Company contributed $1.0 million of the loan proceeds to the capital of the Bank and the remainder was used for general corporate purposes.

Stockholder's Equity

Stockholders' equity decreased $146,000 from $1.5 million at December 31, 2001 to $1.4 million at September 30, 2002.  The decrease in stockholders' equity was the result of the $564,000 non-cash charge to retained earnings to record the accretion of redeemable preferred stock, including cumulative but unpaid dividends and incentive payments.  This decrease in stockholders' equity was primarily offset by net income for the nine months ended September 30, 2002 of $148,000 and a $269,000 net unrealized gain on securities available for sale.

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

The Company and the Bank are subject to certain regulatory capital requirements.  As a result of the MOU with the Federal Reserve Bank, the Company has adopted a capital restoration plan and capital and dividend policy.  The Company is required to submit quarterly progress reports to the Federal Reserve. The MOU will remain in effect until modified or terminated by the Federal Reserve.   As a result of the Consent Order with the FDIC and the Alabama State Banking Department, which became effective March 25, 2002, the Bank's Tier 1 capital was required to equal or exceed 5.00% of total assets within 60 days from the effective date of the Order.  Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank's Tier 1 capital was required to equal or exceed 7.00% of total assets.  The Bank has developed and adopted a plan designed to meet and maintain the FDIC's minimum risk-based capital requirements for each year in which the plan is in effect.

At September 30, 2002, the Bank's regulatory capital ratios were as follows:

	Amount	Percentage of Adjusted Total Assets
	(Dollars in thousands)
First Southern Bank:
Total capital to risk-weighted assets	$ 9,231	13.59%
To be well capitalized under the FDICIA prompt corrective action provisions	6,795	10.00
Excess (Deficit)	$ 2,436	3.59%
	========	========
Tier 1 Capital to risk-weighted assets	$ 8,341	12.28%
To be well capitalized under the FDICIA prompt corrective action provisions	4,077	6.00
Excess	$ 4,264	6.28%
	========	========
Tier 1 Capital to average assets	$ 8,341	7.17%
To be well capitalized under the FDICIA prompt corrective action provisions	5,813	5.00
Excess	$ 2,528	2.17%
	========	========

To be well capitalized, the Bank must maintain the capital ratios as set forth in the preceding table and not be subject to a capital order.  As of September 30, 2002, the Bank was categorized as "well capitalized" under applicable regulatory guidelines, but is subject to the Order as previously discussed.  However, as of September 30, 2002, the Bank is in compliance with the Order's requirement that the Bank's Tier 1 capital equal or exceed 7.00%.

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

Additionally, Bancshares requires cash for various operating needs including general corporate expenses.  The primary source of liquidity for Bancshares is borrowings from various sources.  As discussed in "Risk Factors" section, the Bank is restricted from paying any dividends to Bancshares without prior written consent from the Regulators under terms of the Order. Additionally, Bancshares is restricted from borrowing without special regulatory approval under terms of the MOU.  As a result, liquidity at the holding company level could become insufficient to support Bancshares' need for funds.

Subsequent to September 30, 2002, the Bank received written consent from the Regulators to pay a $200,000 dividend to Bancshares.  Bancshares expects to use the proceeds for interest payments on debt and other corporate expenses through the first quarter and into the second quarter of 2003.

The Bank's FHLB credit availability program, which has a credit limit of 10% of the Bank's assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB.  Credit availability is limited to 85% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral.  FHLB deposits may also secure FHLB borrowings.   The requirement to pledge qualifying mortgages or investment securities for any additional borrowings from the FHLB limits the Company's short-term liquidity.  The Company's liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings.   At September 30, 2002, the Bank has pledged investment securities with a market value of $6.1 million to the FHLB to collateralize outstanding advances of $5.8 million.

The Company's liquid assets, excluding pledged securities, decreased from $24.1 million, or 18.3% of total assets, at December 31, 2001 to $15.1 million, or 15.2% of total assets, at September 30, 2002.  It is Management's policy to maintain sufficient liquid assets to cover all foreseeable demands on cash.

In addition to the liquidity issues discussed above, as an insured institution as described in the Federal Deposit Insurance Act, the Bank is required to maintain "cash reserves" under guidelines established by the Federal Reserve.  Depository institutions, as defined by the Federal Reserve, are required to maintain cash reserves for the purpose of facilitating the implementation of monetary policy of the Federal Reserve System.  At June 30, 2002, the Bank's qualifying funds of $1.4 million exceeded the required reserve of $172,000.

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

General

Consolidated net income before effect of cumulative dividends and premium accretion on preferred stock for the three months ended September 30, 2002 was $876,000 as compared to a net loss of $4.0 million for the three months ended September 30, 2001.  Consolidated net income applicable to common shareholders for the three months ended September 30, 2002 was $737,000 as compared to a net loss of $4.0 million for the three months ended September 30, 2001.  Basic earnings per share for the three months ended September 30, 2002 was $0.59 as compared to basic loss per share of  $3.21 for the three months ended September 30, 2001.  Diluted earnings per share for the three months ended September 30, 2002 was $0.53 as compared to diluted loss per share of  $3.21 for the three months ended September 30, 2001.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Income.

Net Interest Income

Net interest income for the three months ended September 30, 2002 was $791,000; a $59,000 increase as compared to $732,000 for the three months ended September 30, 2001.  The $777,000 decrease in interest expense on deposits and borrowings for the quarter ended September 30, 2002 exceeded the $718,000 decrease in interest income on earning assets for the same period during 2001.  The net interest margin increased from 2.29% for the three months ended September 30, 2001 to 3.02% for the three months ended September 30, 2002.

Interest Income

Interest income for the three months ended September 30, 2002 was $1.6 million compared to $2.3 million for the three months ended September 30, 2001, representing a decrease of $718,000 or 31.3%.  The decrease was primarily attributable to the $23.3 million decrease in average interest-earning assets from $126.3 million for the three months ended September 30, 2001 to $103.0 million for the three months ended September 30, 2002.  Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 7.21% for the three months ended September 30, 2001 to 6.08% for the three months ended September 30, 2002.  The lower yield is the result of lower market interest rates related to the rate reductions by the Federal Reserve Bank and a reduction in earning loans as a percentage of total earning assets.  The decrease in interest-earning assets is summarized in the average balance table shown below (dollars in thousands).

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Total loans	$ 81,509	$ 111,031
Non-accruing loans	(7,718)	(8,675)
Accruing loans	73,791	102,356

Investment securities	12,213	6,297
Fed funds sold	4,349	--
FHLB overnight account	10,771	15,745
FHLB stock	1,866	1,866
Total	$ 102,990	$ 126,264
	========	========

Interest on loans receivable decreased $710,000 from $2.0 million for the three months ended September 30, 2001 to $1.3 million for the three months ended September 30, 2002.  The decrease is primarily due to the $28.6 million decrease in the average balance of accruing loans from $102.4 million for the three months ended September 30, 2001 to $73.8 million for the three months ended September 30, 2002. In addition to payoffs and regular payments, $5.3 million in loans were charged off between the third quarter of 2001 and the third quarter of 2002.  These decreases in total loans were partially offset by a $957,000 decrease in non-accruing loans.  The average yield on total loans decreased from 7.90% for the three months ended September 30, 2001 to 7.15% for the three months ended September 30, 2002.

Interest on investment securities increased $66,000 from $88,000 for the three months ended September 30, 2001 to $154,000 for the three months ended September 30, 2002 as a result of the average balance of investment securities increasing $5.9 million from $6.3 million for the third quarter of 2001 to $12.2 million for the third quarter of 2002.  The average yield on investment securities decreased from 5.46% for the three months ended September 30, 2001 to 5.03% for the three months ended September 30, 2002.

Other interest income includes earnings on the overnight account at the FHLB of Atlanta, FHLB stock dividends, and earnings on fed funds sold.  The $74,000 decrease in other interest income from $168,000 for the third quarter of 2001 to $94,000 for the third quarter of 2002 is due primarily to decreases in the average yields on FHLB stock and FHLB overnight account balances.   Although the balance of FHLB stock remained constant at $1.9 million for the three months ended September 30, 2001 and for the same period in 2002, the average yield decreased from 6.75% to 5.25%.  The average FHLB overnight account balance and average fed funds sold balance decreased from $15.7 million for the three months ended September 30, 2001 to $15.1 million for the three months ended September 30, 2002. The average yield decreased significantly.  The average yield on FHLB overnight account balances and fed funds sold decreased from 3.43% for the three months ended September 30, 2001 to 1.82% for the three months ended September 30, 2002.

Interest Expense

Interest expense for the three months ended September 30, 2002 was $786,000 compared to $1.6 million for the three months ended September 30, 2001, representing a decrease of $777,000 or 49.7%.

Interest on deposits decreased $731,000 from $1.4 million for the three months ended September 30, 2001 to $671,000 for the three months ended September 30, 2002.  The average balance of deposits decreased by $20.1 million from $122.6 million for the three months ended September 30, 2001 to $102.5 million for the same period 2002.  The average cost of deposits decreased from 4.55% for the three months ended September 30, 2001 to 2.63% for the three months ended September 30, 2002.

Other interest expense consists primarily of interest on FHLB advances.  Other interest expense decreased $46,000 to $115,000 for the three months ended September 30, 2002 as compared to $161,000 for the three months ended September 30, 2001.  The average balance of other borrowings decreased $3.1 million from $10.9 million for the third quarter of 2001 to $7.8 million for the third quarter of 2002.  The average cost of borrowings remained constant at 5.85% for the comparable periods.

Provision for Loan Losses

The provision for loan losses is the cost of providing for anticipated future losses on loans.  The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors.

The identification of problem loans within the Bank's portfolio began with the previously disclosed  internal investigation starting in the third quarter of 2000.  Adversely classified assets have decreased from $27.9 million, or 21.2% of total assets at December 31, 2001 to $18.8 million, or 18.9% of total assets at September 30, 2002.  Management continues to address the significant amount of problem loans.  Although management believes that the most significant problems have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status.  Management is concerned about the further impact that a decline in the local economy may have upon the Bank's ability to improve the quality of its loan portfolio.

The following table sets forth an analysis of the Bank's allowance for loan loss activity for the periods indicated (dollars in thousands).
	As of and for the three months ended September 30, 2002	As of and for the three months ended September 30, 2001
Balance - beginning of period	$ 4,625	$ 6,986
Add:
Provision for loan losses	350	599
Recoveries	248	77
Less:
Charge-offs	1,115	1,270
Balance - end of period	$ 4,108	$ 6,392
	=======	=======

Management recorded a provision for loan losses of  $350,000 for the three months ended September 30, 2002 as compared to $599,000 for the three months ended September 30, 2001.  Additionally, known losses on non-performing unsecured loans, bankruptcies and other inadequately secured commercial/consumer loans have been charged off.   Net charge-offs decreased from $1.2 million for the three months ended September 30, 2001 to $867,000 for the three months ended September 30, 2002.

Non-interest Income

Non-interest income increased $1.8 million from $47,000 for the three months ended September 30, 2001 to $1.8 million for the three months ended September 30, 2002.  The increase in non-interest income was primarily attributable to the sale of the assets and the transfer of certain liabilities of two branch offices in 2002.  The sale resulted in a premium on transfer of deposits of $1.4 million, a net gain on the sale of fixed assets of $255,000, and a net gain on sale of loans of $10,000. Additionally, loan fees increased $67,000 from $137,000 for the three months ended September 30, 2001 to $204,000 for the three months ended September 30, 2002.  A $54,000 decrease in net losses on sale of real estate owned from a net loss of $103,000 for the three months ended September 30, 2001 to a net loss of $49,000 for the three months ended September 30, 2002 also contributed to the increase in non-interest income.

Non-interest Expense

Non-interest expense decreased $332,000 from $1.6 million for the three months ended September 30, 2001 to $1.3 million for the three months ended September 30, 2002.  Compensation and employee benefits increased $166,000 from $570,000 for the three months ended September 30, 2001 to $736,000 for the three months ended September 30, 2002 as a result of the provision of severance benefits for terminated employees during the period of $146,000. The increase in compensation and employee benefits were offset by decreases in building and occupancy expense, data processing expense, insurance expense and other non-interest expenses.  Other non-interest expenses decreased $441,000 from $612,000 for the quarter ended September 30, 2001 to $171,000 for the quarter ended September 30, 2002.  Other non-interest expense decreased as a result of decreases in FHLB advance prepayment penalties, professional fees and other loan expenses. Other non-interest expense for the third quarter of 2001 includes $276,000 in FHLB advance prepayment penalties as compared to no prepayment penalties for the comparable period in 2002.

Income Taxes

The Company recorded an $80,000 income tax provision for the three months ended September 30, 2002 as compared to a provision of $2.6 million resulting from the creation of a valuation allowance for the Bank's net deferred tax assets for the comparable period in 2001.   The effective tax rate for the three months ended September 30, 2002, was 8.4% as compared to the Federal statutory rate of 34%.  The 25.6% difference reflects the exclusion of the effect of deferred items on the income tax provision for the period.  A valuation allowance was provided in 2001 for all of the Company's net deferred tax assets and remains in place as of September 30, 2002.  As a result, the income tax expense for the three months ended September 30, 2002, reflects the net decrease for the quarter in the cumulative Federal loss carryback benefit available for the 2002 period.

Cumulative Dividends and Premium Accretion

The Company recorded $139,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding during the quarter ended September 30, 2002.  The $139,000 charge to retained earnings for the third quarter of 2002 included cumulative but unpaid dividends of $51,000, premium accretion of $24,000, and accrued incentive payments of $64,000.

COMPARISON OF OPERATING RESULTS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

General

Net income before effect of cumulative dividends and premium accretion on preferred stock for the nine months ended September 30, 2002 was $148,000 as compared to a net loss of $5.8 million for the nine months ended September 30, 2001.  Net loss applicable to common shareholders for the nine months ended September 30, 2002 was $415,000 as compared to a net loss of $5.8 million for the comparable period 2001.  Basic and diluted loss per share for the nine months ended September 30, 2002 was $0.33 as compared to a basic and diluted loss per share of  $4.63 for the nine months ended September 30, 2001.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Income.

Net Interest Income

Net interest income for the nine months ended September 30, 2002 was $2.4 million; a $761,000 decrease as compared to $3.1 million for the nine months ended September 30, 2001.  The decrease in interest income on earning assets of $3.1 million exceeded the benefit of the $2.4 million decrease in interest expense on deposits and borrowings for the period.

The net interest margin decreased from 3.07% for the nine months ended September 30, 2001 to 2.96% for the nine months ended September 30, 2002.

Interest Income

Interest income for the nine months ended September 30, 2002 was $5.2 million compared to $8.3 million for the nine months ended September 30, 2001, representing a decrease of $3.1 million or 37.9%.  The decrease was primarily attributable to the $31.1 million decrease in average interest-earning assets from $137.2 million for the nine months ended September 30, 2001 to $106.1 million for the comparable period in 2002.  Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 8.08% for the nine months ended September 30, 2001 to 6.49% for the nine months ended September 30, 2002.  The lower yield is the result of lower market interest rates related to the rate reductions by the Federal Reserve Bank and a reduction in earning loans as a percentage of total earning assets.  The decrease in interest-earning assets is summarized in the average balance table shown below (dollars in thousands):

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Total loans	$ 85,809	$ 124,866
Non-accruing loans	(9,272)	(4,449)
Total accruing loans	76,537	120,417

Investment securities	14,650	6,581
Fed funds sold	1,466	--
FHLB overnight account	11,575	8,370
FHLB stock	1,866	1,866
Total	$ 106,094	$ 137,234
	========	========

Interest on loans receivable decreased $3.3 million from $7.6 million for the nine months ended September 30, 2001 to $4.3 million for the nine months ended September 30, 2002.  The decrease is primarily due to the $43.9 million decrease in the average balance of total accruing loans from $120.4 million for the nine months ended September 30, 2001 to $76.5 million for the nine months ended September 30, 2002.  The average balance of non-accruing loans increased from $4.4 million for the nine months ended September 30, 2001 to $9.3 million for the nine months ended September 30, 2002.  In addition to an increase in the average balance of non-accruing loans, payoffs and regular payments, $5.3 million in loans were charged off between September 30, 2001 and September 30, 2002.  The average yield on total loans decreased from 8.49% for the nine months ended September 30, 2001 to 7.60% for the nine months ended September 30, 2002.

Interest on investment securities increased $243,000 from $309,000 for the nine months ended September 30, 2001 to $552,000 for the nine months ended September 30, 2002.  The increase is the result of the average balance of investment securities increasing $8.1 million from $6.6 million for the nine months ended September 30, 2001 to $14.7 million for the comparable period 2002.  The average yield on investment securities decreased from 6.26% for the nine months ended September 30, 2001 to 5.03% for the comparable period in 2002.

Other interest income includes earnings on the overnight account at the FHLB of Atlanta, FHLB stock dividends, and earnings on fed funds sold.  The $90,000 decrease in other interest income from $338,000 for the nine months ended September 30, 2001 to $248,000 for the nine months ended September 30, 2002 is due primarily to decreases in the average yields on FHLB stock and FHLB overnight account balances.   Although the balance of FHLB stock remained constant at $1.9 million for the nine months ended September 30, 2001 and for the same period in 2002, the average yield decreased from 6.91% to 5.42%.  The average FHLB overnight account balance and average fed funds sold balance increased from $8.4 million for the nine months ended September 30, 2001 to $13.0 million for the comparable period 2002. However, the average yield decreased significantly.  The average yield on FHLB overnight account balances and fed funds sold decreased from 3.85% for the nine months ended September 30, 2001 to 1.77% for the nine months ended September 30, 2002.

Interest Expense

Interest expense for the nine months ended September 30, 2002 was $2.8 million compared to $5.2 million for the nine months ended September 30, 2001, representing a decrease of $2.4 million or 46.2%.

Interest on deposits decreased $2.0 million from $4.4 million for the nine months ended September 30, 2001 to $2.4 million for the nine months ended September 30, 2002.  The average balance of deposits decreased $16.4 million from $124.9 million for the nine months ended September 30, 2001 to $108.5 million for the comparable period 2002.  The average cost of deposits decreased from 4.77% for the nine months ended September 30, 2001 to 3.04% for the comparable period in 2002.

Interest expense on FHLB advances and other borrowings decreased $386,000 to $332,000 for the nine months ended September 30, 2002 as compared to $718,000 for the nine months ended September 30, 2001.  The average balance of borrowed money decreased $8.6 million from $16.2 million for the nine months ended September 30, 2001 to $7.6 million for the nine months ended September 30, 2002.  The average cost of borrowings decreased from 5.92% for the nine months ended September 30, 2001 to 5.86% for the nine months ended September 30, 2002.

Provision for Loan Losses

The provision for loan losses is the cost of providing for anticipated future losses on loans.  The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors.

The identification of problem loans within the Bank's portfolio began with an internal investigation starting in the third quarter of 2000.  Adversely classified assets have decreased from $27.9 million, or 21.2% of total assets at December 31, 2001 to $18.8 million, or 18.9% of total assets at September 30, 2002.  Management continues to address the significant amount of problem loans.  Although the Board and Management believe that the most significant problems have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status.  Management is concerned about the further impact that a decline in the local economy may have upon the Bank's ability to improve the quality of its loan portfolio.

The following table sets forth an analysis of the Bank's allowance for loan loss activity for the periods indicated (dollars in thousands).

	As of and for the nine months ended September 30, 2002	As of and for the nine months ended September 30, 2001
Balance - beginning of period	$ 5,650	$ 5,152
Add:
Provision for loan losses	633	3,504
Recoveries	691	204
Less:
Charge-offs	2,866	2,468
Balance - end of period	$ 4,108	$ 6,392
	=======	=======

Management recorded a provision for loan losses of $633,000 for the nine months ended September 30, 2002 as compared to $3.5 million for the nine months ended September 30, 2001.  The $2.9 million decrease in the provision for the 2002 period is directly attributable to the significant decrease in adversely classified assets in 2002 and the decrease in net charge-offs.  Net charge-offs decreased from $2.3 million for the nine months ended September 30, 2001 to $2.2 million for the comparable period in 2002.

Non-interest Income

Non-interest income increased $2.0 million from $254,000 for the nine months ended September 30, 2001 to $2.3 million for the nine months ended September 30, 2002.  The increase in non-interest income was primarily attributable to the sale of the assets and the transfer of certain liabilities of two branch offices.  The sale resulted in a premium on transfer of deposits of $1.4 million, a net gain on the sale of fixed assets of $255,000, and a net gain on the sale of loans of $10,000.  Loan fees and service charges increased $89,000 from $495,000 for the nine months ended September 30, 2001 to $584,000 for the comparable period in 2002.  Net gains on sale of investments increased $65,000 from a net loss of $6,000 for the nine months ended September 30, 2001 to a net gain of $59,000 for the comparable period in 2002.  A $320,000 decrease in net losses on the sale of real estate owned from a net loss of $363,000 for the nine months ended September 30, 2001 to a net loss of $43,000 for the nine months ended September 30, 2002 also contributed to the increase in non-interest income.  These increases in non-interest income were offset by a $6,000 decrease in other non-interest income and a $81,000 decrease in net gains on sale of loans.

Non-interest Expense

Non-interest expense decreased $429,000 from $4.3 million for the nine months ended September 30, 2001 to $3.8 million for the nine months ended September 30, 2002.  Compensation and employee benefits increased $42,000 from $1.9 million for the nine months ended September 30, 2001 to $1.9 for the comparable period in 2002.  Insurance expense increased $81,000 from $149,000 for the nine months ended September 30, 2001 to $230,000 for the comparable period in 2002 due to increased FDIC insurance premiums. The FDIC assesses insurance premiums to each institution based both on the balance of insured deposits held during the previous two quarters as well as on the degree of risk the institution poses to the insurance fund.   FDIC insurance premiums totaled $183,000 for the nine months ended September 30, 2002 as compared to $93,000 for the same period in 2001. These increases in non-interest expense were more than absorbed by decreases in building and occupancy expense, data processing expense, advertising expense, and other non-interest expense.  Other non-interest expenses decreased $417,000 from $1.3 million for the nine months ended September 30, 2001 to $915,000 for the comparable period in 2002.  Other non-interest expense decreased as a result of decreases in FHLB advance prepayment penalties, professional fees and other loan expenses.  Other non-interest expense for the nine months ended September 30, 2001 included $276,000 in FHLB advance prepayment penalties as compared to no prepayment penalties for the comparable period in 2002.

Income Taxes

The Company recorded an income tax provision for the nine months ended September 30, 2002 of $20,000 as compared to an income tax provision of $1.4 million for the nine months ended September 30, 2001.  The income tax provision for the nine months ended September 30, 2001 results primarily from the creation of a valuation allowance for the Bank's net deferred tax assets.  The effective tax rate for the nine months ended September 30, 2002, was 11.9% as compared to the Federal statutory rate of 34%.  The 22.1% difference reflects the effect of permanent book/tax differences and the exclusion of the effect of deferred items on the income tax provision for the period.  As previously discussed, a valuation allowance for all of the Company's net deferred tax assets remains in place as of September 30, 2002.   As a result, the income tax expense for the nine-months ended September 30, 2002, reflects the net decrease for the nine-month period in the cumulative Federal loss carryback benefit available.

Cumulative Dividends and Premium Accretion

The Company recorded $563,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding during the nine months ended September 30, 2002.  The $563,000 charge to retained earnings for the nine-month period ended September 30, 2002 included cumulative but unpaid dividends of $204,000, premium accretion of $102,000, and accrued incentive payments of $257,000.

Item 3. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company's disclosure controls and procedures (as defined on Section 13(a) - 14(c) of the Securities and Exchange Act of 1934 (the "Act)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's management team within the 90-day period preceding the filing date of this quarterly report.  The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)     Changes in Internal Controls:  Since the evaluation date referred to in subsection (a), the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Not applicable

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters To a Vote of Security Holders

The Company's Annual Meeting of Stockholders ("Meeting") was held on September 19, 2002. The results of the vote on the matters presented at the Meeting were as follows:

The appointment of the following company was ratified as independent auditors for the fiscal year ending December 31, 2002:

	Votes For	Votes Withheld	Votes Abstained
Kraft Bros., Esstman, Patton & Harrell, PLLC	1,175,377	37,545	9,644

The following individual was elected as director for the term expiring in 2003:

	Votes For	Votes Withheld
Robert Walker	1,207,315	15,251

The following individuals were elected as director for the term expiring in 2005::

	Votes For	Votes Withheld
B. Jack Johnson	1,204,952	17,614
S. Gregory Beadle	1,197,640	24,926

The directors whose terms continued at the Annual meeting are:

J. Acker Rogers
Steve McKinney

Item 5.     Other Information

Not applicable

Item 6A.     Exhibits and Reports on Form 8K

(a)	Exhibit Number	Identification of Exhibit
	3(i)(a)	Certificate of Incorporation of the Company(1)
	3(i)(b)	Certificate of Amendment of Certificate of Incorporation(2)
	3(ii)(a)	Bylaws of the Company(1)
	3(ii)(b)	Amendment to Bylaws dated September 10, 1998(3)
	4(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock(4)
	4(b)	Certificate of Designation of the Preference and Rights of the Series B Preferred Stock(4)
	10(a)	1996 Stock Option Plan of the Company(5)
	10(b)	1996 Management Recognition and Development Plan of the Company(5)
	10(c)	Employment Agreement with Billy Jack Johnson(6)
	99(a)	Certification by B. Jack Johnson, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
	99(b)	Certification by Roderick V. Schlosser, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

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
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.
(4) Incorporated by reference to the Company's Form 8-K dated August 31, 2001.
(5) Incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2001

Item 6B.     Reports on Form 8-K

  On August 15, 2002, the Company filed a Form 8-K to announce its second quarter earnings results.

  On September 25, 2002, the Company filed a Form 8-K to announce the completion of the sale of assets and certain related liabilities of its Rogersville and Regency Mall branch offices to Bank Independent.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTHERN BANCSHARES, INC.
          Registrant

Date: November 19, 2002	By: /s/ B. JACK JOHNSON
Mr. B. Jack Johnson
President and Chief Executive Officer

Date: November 19, 2002	By: /s/ RODERICK V. SCHLOSSER
Mr. Roderick V. Schlosser
Executive Vice President and
Chief Financial Officer