Form 10QSB/A
period 2002-03-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 2002-12-18
CIK 934302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-QSB/A

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

Explanatory Note

First Southern Bancshares, Inc. ("Bancshares") is restating its previously reported financial condition and results of operations for the quarter ended March 31, 2002. The restatement relates to the effects on the statement of financial condition, net loss applicable to common shareholders and loss per share amounts of the cumulative dividend, incentive payment and redemption features of Bancshares' Series A and Series B redeemable preferred stock, such effects having been inadvertently excluded from Bancshares' previously reported financial condition and results of operations.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)
	March 31, 2002 "Restated"	December 31, 2001
ASSETS
Cash and cash equivalents	$ 19,076	$ 14,230
Investment securities available for sale, at fair value	12,727	12,858
Mortgage-backed securities, held to maturity, at cost	3,199	3,230
Federal Home Loan Bank stock, at cost	1,866	1,866
Loans held for sale, at lower of cost or fair value	590	821
Loans receivable, net	80,624	90,420
Premises and equipment, net	2,727	2,807
Accrued interest receivable	828	976
Income taxes receivable	2,614	2,614
Other assets	473	435
Foreclosed real estate	1,761	1,226
Total Assets	$ 126,535	$ 131,483
	========	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Demand accounts	$ 37,302	$ 36,302
Certificate accounts	76,001	82,362
Total deposits	113,033	118,664
Advances from Federal Home Loan Bank	5,824	5,862
Other notes payable	750	750
Note payable to directors	1,000	--
Other liabilities	376	218
Total liabilities	120,983	125,494
Commitments and contingencies (Note 5)	--	--
Redeemable Preferred stock, $.01 par value:
Series A - 250,000 shares authorized; 160,350 issued and outstanding; 4% cumulative dividends initially, increasing after five years (aggregate redemption value as of March 31, 2002 $3,528 plus accumulated dividends and incentive payment)	3,663	3,388
Series B - 56,000 shares authorized; 47,775 issued and outstanding; 6% cumulative dividends initially, increasing after three years (aggregate redemption value as of March 31, 2002 $1,283 plus accumulated dividends)	1,111	1,100
	4,774	4,488
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 4,000,000 shares authorized; 2,076,969 shares issued and 1,256,715 outstanding	21	21
Additional paid-in capital	11,407	11,407
Retained earnings-substantially restricted	966	1,738
Net unrealized gain (loss) on securities available for sale	(135)	(184)
Treasury stock, at cost	(11,481)	(11,481)
Total stockholders' equity	778	1,501
Total liabilities and stockholders' equity	$ 126,535	$ 131,483
	========	========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)
	Three Months Ended March 31,
	2002 "Restated"	2001
Interest income:
Loans	$ 1,563	$ 3,067
Investment securities	203	129
Other	78	63
Total interest income	1,844	3,259
Interest expense:
Deposits	973	1,563
Federal Home Loan Bank advances and other	105	355
Total interest expense	1,078	1,918
Net interest income	766	1,341
Provision for loan losses	170	813
Net interest income after provision for loan losses	596	528
Noninterest income:
Loan fees and service charges	204	169
Net gains on sale of loans	--	91
Gains (losses) on real estate owned and other assets	10	(68)
Loss on sale of investments	--	(7)
Other	9	14
Total noninterest income	223	199
Noninterest expenses:
Compensation and employee benefits	605	688
Building and occupancy expense	135	164
Data processing expense	118	112
Advertising	3	11
Insurance expense	74	27
Other	371	310
Total noninterest expenses	1,306	1,312
Loss before income taxes	(487)	(585)
Income tax benefit	--	(236)
Net loss before effect of cumulative dividends and premium accretion on preferred stock	(487)	(349)
Cumulative dividends and premium accretion on preferred stock	285	--
Net loss applicable to common shareholders	$ (772)	$ (349)
	=========	==========
Basic loss per share	$ (0.61)	$ (0.28)
	=========	=========
Diluted loss per share	$ (0.61)	$ (0.28)
	=========	=========
Dividends per share	$ --	$ --
	=========	=========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands, except share data)
(Unaudited)
"Restated"

	Common Stock
	Issued		In Treasury		Additional Paid-In	Retained Earnings Substantially Restricted
	Shares	Amount	Shares	Amount	Capital

Balances at January 1, 2001	2,076,969	$ 21	(817,958)	$ (11,467)	$ 11,429	$ 9,354
Net income (loss) for the year ended December 31, 2001	--	--	--	--	--	(7,616)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	--	--	--	--
Total comprehensive income	--	--	--	--	--	--
Acquisition of treasury stock	--	--	(2,296)	(14)	(22)	--
Amortization of MRDP unearned compensation	--	--	--	--	--	--
Net for the period	--	--	(2,296)	(14)	4,464	(7,616)
Balances at December 31, 2001	2,076,969	21	(820,254)	(11,481)	15,893	1,738

Net income (loss) for the three months ended March 31, 2002	--	--	--	--	--	(487)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	--	--	--	--
Total comprehensive income	--	--	--	--	--	--
Accretion of redeemable preferred stock - Series A	--	--	--	--	--	(205)
Accretion of redeemable preferred stock - Series B	--	--	--	--	--	(80)
Net for the period	--	--	--	--	--	(772)
Balances at March 31, 2002	2,076,969	$ 21	(820,254)	$ (11,481)	$ 11,407	$ 966
	======	======	======	=====	=====	=====

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands, except share data)
(Unaudited)
"Restated"

	Unearned Employee Compensation
	ESOP	MRDP	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances at January 1, 2001	$ --	$ (68)	$ (39)	$ 9,230
Net income (loss) for the year ended December 31, 2001	--	--	--	(7,616)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	(145)	(145)
Total comprehensive income	--			(7,761)
Acquisition of treasury stock	--	--	--	(36)
Amortization of MRDP unearned compensation	--	68	--	68
Net for the period	--	68	(145)	(7,729)
Balances at December 31, 2001

Net income (loss) for the three months ended March 31, 2002	--	--	(184)	1,501
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	49	49
Total comprehensive income	--	--	--	(438)
Accretion of redeemable preferred stock - Series A	--	--	--	(205)
Accretion of redeemable preferred stock - Series B	--	--	--	(80)
Net for the period	--	--	49	(723)
Balances at March 31, 2002	$ --	$ --	$ (135)	$ 778
	======	=======	=======	========

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

NOTE 2 - EARNINGS PER SHARE "RESTATED"

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period adjusted for the effect of dilutive convertible securities. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

	For the quarter ended March 31, 2002			For the quarter ended March 31, 2001
	Numerator	Denominator	EPS	Numerator	Denominator	EPS
Basic loss per share, loss applicable to common shareholders	(772,000)	1,256,715	$ (0.61)	(349,000)	(1,259,011)	$ (0.28)
			====			====
Effective of dilutive securities:
Options (1)	--	--		--	--
Convertible preferred stock(1)	--	--		--	--
Diluted loss per share, loss applicable to common shareholders	(772,000)	1,256,715	$ (0.61)	(349,000)	(1,259,011)	$ (0.28)
	======	=====	=====	=====	=====	====
(1) The impact of stock options and convertible preferred stock was anti-dilutive and accordingly is not included herein.

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

Stockholder's Equity

The stockholders' equity decreased by $723,000 from $1.5 million at December 31, 2001 to $778,000 at March 31, 2002. The decrease in stockholders' equity was primarily the result of a $487,000 net loss for the three-month period ended March 31, 2002 and the $285,000 transfer from retained earnings to preferred stock to record redemption accretion, including cumulative but unpaid dividends and incentive payments.

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

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

General

Consolidated net loss before effect of cumulative dividends and premium accretion on preferred stock for the three months ended March 31, 2002 was $487,000 as compared to a net loss of $349,000 for the three months ended March 31, 2001. Consolidated net loss applicable to common shareholders for the three months ended March 31, 2002 was $772,000 as compared to a net loss of $349,000 for the three months ended March 31, 2001. Diluted loss per share for the three months ended March 31, 2002 was $0.61 as compared to $0.28 for the three months ended March 31, 2001.

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

Cumulative Dividends and Premium Accretion

The Company recorded $285,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding during the quarter ended March 31, 2002. The $285,000 charge to retained earnings for the first quarter of 2002 included cumulative but unpaid dividends of $102,000, premium accretion of $55,000, and accrued incentive payments of $128,000.

PART II - OTHER INFORMATION

Item 6A.     Exhibits and Reports on Form 8K

(a)	Exhibit Number	Identification of Exhibit
	3(i)(a)	Certificate of Incorporation of the Company*
	3(i)(b)	Certificate of Amendment of Certificate of Incorporation**
	3(ii)(a)	Bylaws of the Company*
	3(ii)(b)	Amendment to Bylaws dated September 10, 1998***
	4(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock****
	4(b)	Certificate of Designation of the Preference and Rights of the Series B Preferred Stock****
	10(a)	1996 Stock Option Plan of the Company*****
	10(b)	1996 Management Recognition and Development Plan of the Company*****
	10(c)	Employment Agreement with Robert C. Redd******
	10(d)	Employment Agreement with Billy Jack Johnson*******
	99(a)	Certification by B. Jack Johnson, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002
	99(b)	Certification by Roderick V. Schlosser, Executive Vice-President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

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

FIRST SOUTHERN BANCSHARES, INC.
                             Registrant

Date: December 18, 2002	By: /s/ B. JACK JOHNSON
Mr. B. Jack Johnson
President and Chief Executive Officer

Date: December 18, 2002	By: /s/ RODERICK V. SCHLOSSER
Mr. Roderick V. Schlosser
Executive Vice President and Chief Financial Officer

CERTIFICATION

I, B. Jack Johnson, certify, that:

    I have reviewed this quarterly report on Form 10-QSB/A of First Southern Bancshares, Inc.;

    Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                                            /s/ B. Jack Johnson
                                            Mr. B. Jack Johnson
                                            President and Chief Executive Officer
                                            Date: December 18, 2002

CERTIFICATION

I, Roderick V. Schlosser, certify, that:

    I have reviewed this quarterly report on Form 10-QSB/A of First Southern Bancshares, Inc.;

    Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                                            /s/ Roderick V. Schlosser
                                            Mr. Roderick V. Schlosser
                                            Executive Vice President and Chief Financial Officer
                                            Date: December 18, 2002