Form 10QSB/A
period 2002-09-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 2002-12-19
CIK 934302

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

Explanatory Note

First Southern Bancshares, Inc. ("Bancshares") is restating its previously reported financial condition and results of operations for the three months and six months ended June 30, 2002. The restatement relates to the effects on the statement of financial condition, net loss applicable to common shareholders and loss per share amounts of the cumulative dividend, incentive payment and redemption features of Bancshares' Series A and Series B redeemable preferred stock, such effects having been inadvertently excluded from Bancshares' previously reported financial condition and results of operations.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)
	June 30, 2002	December 31, 2001
ASSETS	"Restated"
Cash and cash equivalents	$ 22,346	$ 14,230
Investment securities available for sale, at market	9,547	12,858
Mortgage-backed securities, held to maturity, at cost	3,173	3,230
Loans held for sale	180	821
Loans receivable, net	77,823	90,420
Premises and equipment, net	2,683	2,807
Federal Home Loan Bank stock, at cost	1,866	1,866
Accrued interest receivable	621	976
Income taxes receivable	336	2,614
Other assets	1,735	435
Foreclosed real estate	950	1,226
Total assets	$ 121,260	$ 131,483
	========	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Demand accounts	$ 36,488	$ 36,302
Certificate accounts	71,285	82,362
Total deposits	107,773	118,664
Advances from Federal Home Loan Bank	5,786	5,862
Notes payable to banks	750	750
Note payable to directors	1,250	--
Other liabilities	246	218
Total liabilities	115,805	125,494
Commitments and contingencies
Redeemable Preferred stock, $.01 par value:
Series A - 250,000 shares authorized; 160,350 issued and outstanding; 4% cumulative dividends initially, increasing after five years (aggregate redemption value $3,528 plus accumulated dividends and incentive payment)	3,765	3,388
Series B - 56,000 shares authorized; 47,775 issued and outstanding; 6% cumulative dividends initially, increasing after three years (aggregate redemption value $1,283 plus accumulated dividends)	1,148	1,100
	4,913	4,488
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 4,000,000 shares authorized; 2,076,969 shares issued and 1,256,715 outstanding	21	21
Additional paid-in capital	11,407	11,407
Retained earnings-substantially restricted	585	1,738
Net unrealized gain (loss) on securities available for sale	10	(184)
Treasury stock, at cost	(11,481)	(11,481)
Total stockholders' equity	542	1,501
Total liabilities and stockholders' equity	$ 121,260	$ 131,483
	========	========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002 "Restated"	2001	2002 "Restated"	2001
INTEREST INCOME:
Loans	$ 1,458	$ 2,540	$ 3,021	$ 5,607
Investment securities	195	92	398	221
Other	76	107	154	170
Total interest income	1,729	2,739	3,573	5,998
INTEREST EXPENSE:
Deposits	802	1,477	1,775	3,040
Federal Home Loan Bank advances and other	105	202	217	557
Total interest expense	914	1,679	1,992	3,597
NET INTEREST INCOME	815	1,060	1,581	2,401
PROVISION FOR LOAN LOSSES	113	2,092	283	2,905
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	702	(1,032)	1,298	(504)
NONINTEREST INCOME:
Loan fees and service charges	176	189	380	358
Net gains on sale of loans	--	--	--	91
Net gains (losses) on sale of real estate owned and other assets	(4)	(193)	6	(260)
Net gains (losses) on sale of investments	59	1	59	(6)
Other	14	10	23	24
Total noninterest income	245	7	468	207
NONINTEREST EXPENSES:
Compensation and employee benefits	555	596	1,160	1,284
Building and occupancy expense	117	168	252	332
Data processing expense	126	127	244	239
Advertising	6	13	9	24
Insurance expense	71	25	145	52
Other	373	409	744	720
Total noninterest expenses	1,248	1,338	2,554	2,651
Loss before income taxes	(301)	(2,363)	(788)	(2,948)
Income tax benefit	(60)	(933)	(60)	(1,169)
Net loss before effect of cumulative dividends and premium accretion on preferred stock	(241)	(1,430)	(728)	(1,779)
Cumulative dividends and premium accretion on preferred stock	139	--	424	--
Net loss applicable to common shareholders	$ (380)	$ (1,430)	$ (1,152)	$ (1,779)
	========	=========	=========	=========
Basic loss per share	$ (0.30)	$ (1.14)	$ (0.92)	$ (1.41)
	========	=========	=========	========
Diluted loss per share	$ (0.30)	$ (1.14)	$ (0.92)	$ (1.41)
	========	=========	=========	========
DIVIDENDS PER SHARE
Regular cash dividends	$ --	$ --	$ --	$ --
Total dividends per share	$ --	$ --	$ --	$ --
	=========	=========	=========	=========

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands, except share data)
(Unaudited)
(Restated)

	Common Stock
	Issued		In Treasury		Additional Paid-In	Retained Earnings Substantially Restricted
	Shares	Amount	Shares	Amount	Capital

Balances at January 1, 2001	2,076,969	$ 21	(817,958)	$ (11,467)	$ 11,429	$ 9,354
Net income (loss) for the year ended December 31, 2001	--	--	--	--	--	(7,616)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	--	--	--	--
Total comprehensive income	--	--	--	--	--	--
Acquisition of treasury stock	--	--	(2,296)	(14)	(22)	--
Amortization of MRDP unearned compensation	--	--	--	--	--	--
Net for the period	--	--	(2,296)	(14)	4,464	(7,616)
Balances at December 31, 2001	2,076,969	21	(820,254)	(11,481)	15,893	1,738

Net income (loss) for the six months ended June 30, 2002	--	--	--	--	--	(728)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	--	--	--	--
Total comprehensive income	--	--	--	--	--	--
Accretion of redeemable preferred stock - Series A	--	--	--	--	--	(307)
Accretion of redeemable preferred stock - Series B	--	--	--	--	--	(118)
Net for the period	--	--	--	--	--	(1,153)
Balances at June 30, 2002	2,076,969	$ 21	(820,254)	$ (11,481)	$ 11,407	$ 585
	======	======	======	========	=====	=====

See accompanying selected notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands, except share data)
(Unaudited)
(Restated)

	Unearned Employee Compensation
	ESOP	MRDP	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances at January 1, 2001	$ --	$ (68)	$ (39)	$ 9,230
Net income (loss) for the year ended December 31, 2001	--	--	--	(7,616)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	(145)	(145)
Total comprehensive income	--			(7,761)
Acquisition of treasury stock	--	--	--	(36)
Amortization of MRDP unearned compensation	--	68	--	68
Net for the period	--	68	(145)	(7,729)
Balances at December 31, 2001	--	--	(184)	1,501

Net income (loss) for the six months ended June 30, 2002	--	--	--	(728)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	194	194
Total comprehensive income	--	--	--	(534)
Accretion of redeemable preferred stock - Series A	--	--	--	(307)
Accretion of redeemable preferred stock - Series B	--	--	--	(118)
Net for the period	--	--	194	(959)
Balances at June 30, 2002	$ --	$ --	$ 10	$ 542
	======	=======	=======	========

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

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period adjusted for the effect of dilutive convertible securities.  A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

	For the quarter ended June 30, 2002			For the quarter ended June 30, 2001
	Numerator	Denominator	EPS	Numerator	Denominator	EPS
Basic loss per share, loss applicable to common shareholders	$ (380,000)	1,256,715	$ (0.30)	$ (1,430,000)	1,256,715	$ (1.14)
			====			====
Effective of dilutive securities:
Options (1)	--	--		--	--
Convertible preferred stock(1)	--	--		--	--
Diluted loss per share, loss applicable to common shareholders	$ (380,000)	1,256,715	$ (0.30)	$ (1,430,000)	1,256,715	$ (1.14)
	======	=====	=====	=====	=====	====

	For the six months ended June 30, 2002			For the six months ended June 30, 2001
	Numerator	Denominator	EPS	Numerator	Denominator	EPS
Basic loss per share, loss applicable to common shareholders	$ (1,152,000)	1,256,715	$ (0.92)	$ (1,779,000)	1,257,863	$ (1.41)
			====			====
Effective of dilutive securities:
Options (1)	--	--		--	--
Convertible preferred stock(1)	--	--		--	--
Diluted loss per share, loss applicable to common shareholders	$ (1,152,000)	1,256,715	$ (0.92)	$ (1,779,000)	1,257,863	$ (1.41)
	======	=====	=====	=====	=====	====
(1) The impact of stock options and convertible preferred stock was antidilutive and accordingly was not included herein.

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

Stockholder's Equity

Stockholders' equity decreased by $959,000 from $1.5 million at December 31, 2001 to $542,000 at June 30, 2002. The decrease in stockholders' equity was primarily the result of a $728,000 net loss for the six-months ended June 30, 2002 and the $425,000 transfer from retained earnings to preferred stock to record redemption accretion, including cumulative but unpaid dividends and incentive payments. These decreases in stockholders' equity were offset by a $194,000 net unrealized gain on securities available for sale.

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

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED JUNE 30, 2002 AND 2001

General

Consolidated net loss before effect of cumulative dividends and premium accretion on preferred stock for the three months ended June 30, 2002 was $241,000 as compared to a net loss of $1.4 million for the three months ended June 30, 2001. Consolidated net loss applicable to common shareholders for the three months ended June 30, 2002 was $380,000 as compared to a net loss of $1.4 million for the three months ended June 30, 2001. Diluted loss per share for the three months ended June 30, 2002 was $0.30 as compared to $1.14 for the three months ended June 30, 2001.

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

Cumulative Dividends and Premium Accretion

The Company recorded $139,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding during the quarter ended June 30, 2002.  The $139,000 charge to retained earnings for the second quarter of 2002 included cumulative but unpaid dividends of $51,000, premium accretion of $24,000, and accrued incentive payments of $64,000.

COMPARISON OF OPERATING RESULTS FOR THE
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

General

Consolidated net loss before effect of cumulative dividends and premium accretion on preferred stock for the six months ended June 30, 2002 was $728,000 as compared to a net loss of $1.8 million for the six months ended June 30, 2001. Consolidated net loss applicable to common shareholders for the six months ended June 30, 2002 was $1.2 million as compared to a net loss of $1.8 million for the six months ended June 30, 2001. Diluted loss per share for the six months ended June 30, 2002 was $0.92 as compared to $1.41 for the six months ended June 30, 2001.

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

Cumulative Dividends and Premium Accretion

The Company recorded $424,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding during the six months ended June 30, 2002.  The $424,000 charge to retained earnings for the six months ended June 30, 2002 included cumulative but unpaid dividends of $153,000, premium accretion of $79,000, and accrued incentive payments of $192,000.

PART II - OTHER INFORMATION

Item 6A.     Exhibits and Reports on Form 8K

(a)	Exhibit Number	Identification of Exhibit
	3(i)(a)	Certificate of Incorporation of the Company(1)
	3(i)(b)	Certificate of Amendment of Certificate of Incorporation(2)
	3(ii)(a)	Bylaws of the Company(1)
	3(ii)(b)	Amendment to Bylaws dated September 10, 1998(3)
	4(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock(4)
	4(b)	Certificate of Designation of the Preference and Rights of the Series B Preferred Stock(4)
	10(a)	1996 Stock Option Plan of the Company(5)
	10(b)	1996 Management Recognition and Development Plan of the Company(5)
	10(c)	Employment Agreement with Billy Jack Johnson(6)
	99(a)	Certification by B. Jack Johnson, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99(b)	Certification by Roderick V. Schlosser, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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