Form 10KSB/A
period 2001-12-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 2003-04-15
CIK 934302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-25478

FIRST SOUTHERN BANCSHARES, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	63-1133624
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

102 South Court Street, Florence, Alabama	35630
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (256) 764-7131

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

YES   X   NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.

The issuer’s gross revenues for the fiscal year ended December 31, 2001 were $10,238,000.

The aggregate market value of the outstanding voting stock (Common Stock) held by nonaffiliates of the Registrant, based on the closing price of the registrant’s Common Stock as quoted on The Nasdaq National Stock Market under the symbol “FSTH” on April 1, 2002, was $3,757,486 (1,138,632 shares at $3.30 per share). It is assumed for purposes of this calculation that the issuer’s executive officers and directors are affiliates.

As of April 1, 2002, the issuer has 1,256,715 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

No documents are incorporated by reference in this Form 10-KSB/A.

Transitional Small Business Disclosure Format (check one):    YES         NO   X

INTRODUCTORY NOTE

On April 15, 2002, First Southern Bancshares, Inc. (the “Company”) filed its annual report on Form 10-KSB for the fiscal year ended December 31, 2001. The Independent Auditor’s Report of Kraft Bros., Esstman, Patton & Harrell, PLLC (the “Auditor”) relating to the Company’s Consolidated Financial Statements at and for the year ended December 31, 2001 (the 2001 financial statements) contained a disclaimer of opinion because of the existence of substantial doubt about the Company’s ability to continue as a going concern as a result of the Company’s financial condition, the regulatory restrictions imposed on the business operations of First Southern Bank, the Company’s wholly-owned subsidiary, and the need to meet certain regulatory capital requirements. On February 28, 2003, at the request of Company management pursuant to improved conditions, Kraft Bros., Esstman, Patton & Harrell, PLLC reconsidered their report on the 2001 financial statements and reissued their report as an unqualified opinion on the Company’s Consolidated Financial Statements at and for the year ended December 31, 2001, as restated. The 2001 consolidated financial statements have been restated to restate the provision for income tax from a $239,000 benefit to a $12,000 expense. The effect of this restatement is to increase the previously reported net loss for 2001 from $7,616,000 to $7,867,000. This amendment is being filed to file the Company’s Restated Consolidated Financial Statements at and for the year ended December 31, 2001 containing the unqualified opinion of Kraft Bros., Esstman, Patton & Harrell, PLLC. The Auditor’s report includes an “emphasis of a matter” paragraph that emphasizes the financial statements were prepared under an assumption that the Company is a going concern.

This report may contain “forward-looking statements” as defined under the federal securities laws. These forward-looking statements are subject to numerous assumptions, risks and uncertainties because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: the ability of First Southern Bancshares, Inc. (the “Company”) and First Southern Bank (the “Bank”) to comply with the regulatory requirements and agreements applicable to each of them; sharp and rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends, the value of investment securities and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to increase capital, reduce non-performing loans and classified assets, grow revenues and control expenses; ability to maintain sufficient liquidity and cash flow and significant changes in accounting, tax or regulatory practices or requirements. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

PART II

Item 6.    Management’s Discussion and Analysis or Plan of Operation

General

First Southern Bancshares, Inc. (“Bancshares,” when referring to the holding company only) is primarily engaged in the business of directing and planning the activities of its wholly owned subsidiary, First Southern Bank. Bancshares’ primary asset is comprised of its investment in the Bank. Bancshares and the Bank are collectively referred to herein as the “Company.”

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

In attempting to comply with the Written Assurances, the Company has made certain commitments to its regulators and has had certain changes in its business operations and management. See “Risk Factors — The Company Has Had a Significant Change in Operating Strategy and Management Since January 1, 2001 and There Can Be No Assurance that the New Strategy or Management Will Result In Improved Financial Condition or Net Income. Management of the Company cannot currently estimate the effects of these commitments and changes on the financial condition, liquidity and results of operation of the Bank or Company. As of December 31, 2001, the Bank’s leverage capital ratio at 4.82% was below the 7.00% required in the Order. Subsequent to December 31, 2001, the Company contributed $1 million to the capital of the Bank with proceeds of a loan from certain of the directors of the Company. The Bank’s capital remained at a level meeting the regulatory capital requirements for adequately capitalized, although the Bank’s Tier 1 capital to average assets remained below 7.00%.

As a result of significant operating losses and other operational deficiencies, Bancshares has entered into an MOU with the Federal Reserve Bank. Subsequent to December 31, 2001, the Bank consented to the entry of the Order by the Federal Deposit Insurance Corporation and the Alabama State Banking Department which incorporates the Written Assurances. (See further discussion under the captions “Risk Factors” and “Item 6. Management’s Discussion and Analysis or Plan of Operations — Financial Condition, Liquidity and Capital Resources — General”).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

The Company incurred a net loss of $7.9 million for the year ended December 31, 2001. The net loss is primarily attributable to the following factors.

The quality of the Bank’s loan portfolio deteriorated during 2000 and 2001. As a result, the Bank experienced a significant amount of charge-offs and has been required to provide for additional anticipated loan losses in its allowance for loan losses. The Bank’s provision for loan losses for the year ended December 31, 2001 totaled $5.9 million. (See further discussion under the captions “— Loans,”“— Non-performing Assets,” and “— Allowance for Loan Losses”).

Net interest income decreased $2.5 million from $6.3 million for the year ended December 31, 2000 to $3.8 million for the year ended December 31, 2001. The decrease in net interest income is the result of a decrease in the net interest spread from 3.59% during 2000 to 2.81%. (See further discussion under the captions “Comparison of Operating Results for the Years Ended December 31, 2001 and 2000 — Net Interest Income,”“— Interest Income,” and “— Interest Expense.”

Losses on real estate owned of $1.0 million and FHLB advance prepayment penalties of $276,000 also contributed to the net loss of $7.9 million for the year ended December 31, 2001.

Total stockholders’ equity decreased $7.9 million from $9.2 million at December 31, 2000 to $1.3 million at December 31, 2001. The decrease in stockholders’ equity was the result of the $7.9 million net loss. During 2001, the Company received net proceeds of $4.5 million from the sale of preferred stock which is counted as regulatory capital for the Bank to the extent the Company contributes the proceeds to the Bank, but is not classified as a part of the Company’s stockholders’ equity.

In the second quarter of 2000, the Company charged off $925,000 related to apparent fraudulent loans involving a former loan officer and commercial loan customers. Management is working with the Bank’s regulators in an ongoing investigation regarding the potential fraudulent activity. The Bank has fidelity bond insurance which may cover a part or all of the related losses. The amount of recovery, if any, cannot be estimated, and therefore, no such recovery is reflected in the accompanying financial information.

Subsequent to December 31, 2001, the Company contributed $1 million to the capital of the Bank with proceeds of a loan from certain of the directors of the Company. The Bank’s capital remained at a level meeting the regulatory capital requirements for adequately capitalized, although the Bank’s Tier 1 capital to average assets remained below 7.00%.

For further discussion regarding the Company’s recent business and regulatory developments, see “Risk Factors.”

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2001 of $14.2 million increased $6.7 million from $7.5 million at December 31, 2000. The primary source of this increase was from the sale of loans, payoffs on loans and the issuance of preferred stock. Funds generated were also utilized to reduce FHLB advances, purchase investment securities and fund decreases in deposits.

The Bank’s interest bearing balances of cash and cash equivalents have increased by $9.2 million during 2001 from $542,000 at December 31, 2000 to $9.8 million at December 31, 2001. Interest bearing balances primarily consist of FHLB overnight account balances.

The changes in the sources and uses of cash related to operating, investing and financing activities are disclosed in the Company’s “Consolidated Statements of Cash Flows” in Item 7 hereof.

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

During 1995 the Bank converted its charter from a savings and loan association to a commercial bank. From 1996 to 2000, the Bank focused its efforts in growing its commercial loan portfolio. However, as a result of the decline in quality of the Bank’s loan portfolio, related reductions in Bank capital, and other operational factors, the Board of Directors and Management is re-evaluating its lending strategy. The Board of Directors and Management are actively taking steps to improve the underwriting and credit administration practices of the Bank in order to improve its overall asset quality. During the second quarter of 2001, the Board hired an Executive Vice President and Senior Lending Officer to oversee the administration of the Bank’s loan portfolio with primary emphasis on improving overall credit quality of the portfolio. New policies with respect to loan originations have been formulated which should enhance the quality of future production. While it is not Management’s intent to curtail the origination of new loans, primary emphasis is now being given to problem loan administration, and the total loans originated during 2001 were $38.6 million, a reduction of 21.9% from 2000 amounts.

In addition to the overall philosophical changes implemented by new management, the Bank is bound by regulatory restrictions with respect to its capital ratios. (See further discussion in “— Stockholder’s Equity.”) As a result of declining capital ratios in light of recent loan losses, it has been Management’s intent to reduce the overall asset size of the Bank, raise additional capital and bring required capital ratios into compliance with regulatory guidelines. Therefore, the size of the loan portfolio has declined significantly.

The Bank’s loan portfolio has declined from $139.7 million at December 31, 2000 to $90.4 million at December 31, 2001. This decline is attributable to several factors.

Residential mortgage loans have declined as a result of payoffs, regular payments and Management’s decision to sell approximately $5.5 million in adjustable rate residential mortgage loans during the first quarter of 2001. Proceeds from the sale of these loans were utilized to reduce the Bank’s outstanding FHLB advances. A gain of $90,000 was recorded during the first quarter of 2001 on the sale of these loans. (See further discussion under the captions “—Deposits, FHLB Advances and Other Notes Payable” and “—Liquidity”). An additional factor in the decline of the residential mortgage portfolio during 2001 was the continuation of the declining interest rate environment. The Bank’s residential mortgage portfolio has been impacted by the high level of refinances as a result of the low market rates. Although the Bank has directly originated an increased number of residential mortgage loans, the majority of these loans have been sold in the secondary mortgage market as they are low, fixed rate, long-term loans. In managing the interest rate risk of the Bank, these loans are generally not desirable for the Bank’s portfolio. The Bank does consider adjustable rate residential mortgage loans desirable, however, current market conditions have not generated a demand in the origination of this type of loan. These factors have contributed to a $24.2 million decline in the Bank’s residential mortgage portfolio during the year ended December 31, 2001.

The Bank’s combined commercial and consumer loan portfolio has declined from $82.5 million at December 31, 2000 to $58.3 million at December 31, 2001. This decline is primarily the result of increased emphasis on collection efforts and credit quality on commercial business loans and consumer loans resulting in repayments, payoffs as a result of refinancing at other institutions and problem loan charge-offs. As noted previously, it is not Management’s intention to curtail lending to the commercial business and consumer market sectors, however, the focus during 2001 has been on improving credit quality, granting primary attention to the existing portfolio and reevaluating policies and procedures rather than soliciting new business. As a result, new loan production during 2001 has been minimal and has not offset the level of repayments. Management anticipates this focus will continue at least through the first quarter of 2002.

At December 31, 2001, the Company had no significant commitments to originate fixed-rate loans. At December 31, 2001, the Company had commitments to originate variable rate loans, including unused commercial business and consumer lines of credit, and standby letters of credit as follows (dollars in thousands):

Commitments to extend credit	$ 852
Unused lines of credit	5,376
Standby letters of creddit	10

Non-performing Assets

Non-performing assets include loans classified as non-accrual, loans contractually past due 90 days or more and foreclosed real estate and other repossessed assets. The Company’s policy is to classify loans as non-accrual and stop accruing interest when a loan is 90 days delinquent as to principal or interest unless collection of both is assured by collateral, guarantees or other security. Non-accruing loans are reviewed for impairment, and the Company has identified impaired loans based on estimated net realizable value and provided for possible loan loss allowances as discussed in “—Allowance for Loan Losses” and “—Comparison of Operating Results For the Years Ended December 31, 2001 and 2000—Provision for Loan Losses” below.

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

Schedule of Nonperforming Assets.

The following table sets forth nonperforming assets at the dates indicated:

	At December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis[1]:
Real estate:
1-4 unit residential	$1,689	$471	$–	$132	$–
Farmland	–	207	–	–	–
Commercial	3,542	747	–	–	401
Construction and land development	3,089	–	–	782	135
Commercial business	3,796	866	683	–	–
Consumer	102	96	–	–	25

Total	12,218	2,387	683	914	561

Accruing loans which were contractually past due 90 days or more:
Real estate:
1-4 unit residential	772	1,377	952	1,553	216
Commercial	315	–	59	243	–
Construction	–	–	–	112	–
Commercial business	306	–	398	432	148
Consumer	2	23	158	105	181

Total	1,395	1,400	1,567	2,445	545

Total of nonaccrual and 90 days past due loans	13,613	3,787	2,250	3,359	1,106
Foreclosed real estate and other assets	1,234	1,070	918	710	100

Total non-performing assets	$14,847	$4,857	$3,168	$4,069	$1,206

Total nonaccruals and loans delinquent 90 days or more to net loans	15.06%	2.71%	1.44%	2.19%	0.69%
Total nonaccruals and loans delinquent 90 days or more to total assets	10.37%	2.26%	1.26%	1.88%	0.60%
Total non-performing assets to total assets	11.31%	2.90%	1.77%	2.28%	0.66%

(1)	At the dates indicated, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15. At December 31, 2001, the Bank had impaired loans within the meaning of SFAS No. 114 amounting to $12.8 million. With regard to non accrual, restructured and impaired loans, the gross interest income that would have been recorded in the year ended December 31, if the loans had been current in accordance with their terms and had both outstanding during the year or since origination, if held for part of period is estimated by management to be $684,000. The amount of interest income on those loans that was included in net income for the period is $449,000.

Total non-performing assets increased substantially during 2001 from $4.9 million at December 31, 2000 to $14.8 million at December 31, 2001. Non-accrual loans accounted for $9.8 million of this increase. This increase in non-accruals is related to problems with ten commercial relationships each ranging from $400,000 to $2.7 million. Management continues to evaluate workout solutions and alternatives to these problem credits. Employee turnover in the first half of 2001 led to slower collection and renewal efforts. However, management has placed increased emphasis on the collection process and added a new collection officer during the second quarter 2001. Despite these efforts, the volume of non-performing assets has risen considerably. Management is concerned about the further impact the decline in the local economy may have upon the Bank’s ability to improve the quality of its loan portfolio. No assurance can be given that the level of non-performing assets will not increase in future periods.

Foreclosed real estate and other assets increased $538,000 during 2001 from $688,000 at December 31, 2000 to $1.2 million at December 31, 2001. The increase is primarily related to foreclosures of residential real estate. The Bank’s real estate owned consisted of five lots of vacant land and fifteen single-family properties. The balance at December 31, 2001 also includes the Bank’s Tuscumbia branch which was closed during third quarter of 2001. Repossessed assets decreased $375,000 from $383,000 at December 31, 2000 to $8,000 at December 31, 2001. The decrease in repossessed assets is primarily attributable to dispositions and charge-offs of inventory, equipment and vehicles during the year ended December 31, 2001.

Included in non-performing assets are $12.8 million of impaired loans at December 31, 2001 compared to $3.4 million at December 31, 2000. There was approximately $2.7 million at December 31, 2001, in the allowance for loan losses specifically allocated to impaired loans versus $1.2 million at December 31, 2000.

Allowance for Loan Losses

When determining the adequacy of the allowance for loan losses, Management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, regulatory classification of assets, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses remained relatively unchanged at December 31, 2001 in comparison to December 31, 2000, despite the increased activity during the year ended December 31, 2001. The allowance for loan losses represented 3.7% and 6.3% of net loans receivable at December 31, 2000 and December 31, 2001, respectively. (See further discussion in “—Comparison of Operating Results For the Years Ended December 31, 2001 and 2000 — Provision for Loan Losses” below.)

In the opinion of management, the allowance for loan losses was adequate at December 31, 2001, to provide for potential loan losses in the loan portfolio at that date. While management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase the allowance in the future. Such increases could have a material adverse affect on the Bank’s financial condition and results of operations. Losses ultimately confirmed will vary from original estimates and adjustments, as necessary, are made in the period in which these factors and other considerations become known.

For a table setting for the information with respect to the Company’s allowance for loan losses for the last five years see
“Item 1.  Description of Business — Lending Activities.”

Deposits, FHLB Advances and Other Notes Payable

Deposit balances decreased $12.6 million from $131.2 million at December 31, 2000 to $118.7 million at December 31, 2001. Savings certificate withdrawals account for 87.7% of the decrease in deposits. During the last six months of 2001, the Bank has set rates on savings certificates lower than much of the competition in an effort to improve the Bank’s cost of funds for deposits and maximize the use of excess cash held on the FHLB overnight account. As a result, the Bank’s savings certificates have decreased $11.0 million.

At December 31, 2001, savings certificates amounted to $82.3 million, or 69.5%, of the Company’s total deposits, including $71.7 million that were scheduled to mature by December 31, 2002. Management of the Company believes it has adequate resources to fund all loan commitments with savings deposits, available FHLB overnight account funds, a $2.0 million secured line of credit agreement (as discussed in “— Investments and Mortgage-Backed Securities”) and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The interest rate paid on the average balance of deposits decreased from 4.85% for the year ended December 31, 2000 to 4.77% for the year ended December 31, 2001. Although the prime rate decreased from 9.50% to 4.75% during the year ended December 31, 2001, the Bank’s cost of funds for deposits decreased only slightly due to the cost on savings certificates which comprise the majority of the Bank’s deposits. Higher interest rates were offered on 13 month and 18 month savings certificates during the last nine months of 2000 in an effort to retain and acquire new deposits. These specials were offered at higher rates and continue to impact the Bank’s costs of funds as many of the accounts have not matured or repriced.

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

The borrowing ability of the Company (but not the Bank) is restricted under the MOU. See “Risk Factors — The Company Is Restricted From Certain Activities Including Paying Dividends to Stockholders.”

Stockholders’ Equity

Total stockholders’ equity decreased by $7.9 million to $1.3 million at December 31, 2001, from $9.2 million as of December 31, 2000. The decrease in stockholder’s equity was the result of the $7.9 million net loss. During 2001, the Company received net proceeds of $4.5 million from the sale of preferred stock which is counted as regulatory capital for the Bank to the extent the Company contributes the proceeds to the Bank, but is not classified as a part of the Company’s stockholders’ equity. The Bank and the Company are subject to certain regulatory capital requirements. See “Risk Factors — The Bank Has Entered Into a Consent Order With Regulators which Restricts Its Operations and the Expense of Compliance or Failure to Comply May Have a Material Adverse Affect on the Company.” “Item 1. Description of Business — Regulation and Supervision of the Company and the Bank” and Note 10 to “Notes to Consolidated Financial Statements” for a discussion of the Bank’s regulatory capital.

As a result of the MOU, the Company has adopted a capital restoration plan and capital and dividend policy to comply with one of the provisions of the MOU. The Company is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta. The MOU will remain in effect until modified or terminated by the Federal Reserve.

In October 2001, the Company completed a private placement of Series A Preferred Stock raising $3.5 million in equity capital and a private placement of Series B Preferred Stock raising $1.1 million in equity capital. Bancshares used approximately $4.3 million of the net proceeds of these offerings to contribute capital to the Bank. The remaining proceeds were used for general corporate purposes. The Series A and Series B Preferred Stock are redeemable, have a 4% and 6%, respectively, cumulative dividend payable in cash or stock, subject to compliance with minimum capital requirements. For a description of the terms of the Preferred Stock, see Note 11 to the “Notes to Consolidated Financial Statements.”

The Bank also agreed with the Department to raise Tier 1 capital to average assets to 7.00%. To be categorized as well capitalized, the Bank must maintain the required capital ratios and not be subject to a capital order. At December 31, 2001, the Bank’s Tier 1 capital to average assets ratio was 4.82% which was below the 7.00% required by the Department. At December 31, 2001, the Bank’s capital met the FDIC regulatory requirements for “adequately capitalized.”

Subsequent to December 31, 2001, the Company contributed $1 million to the capital of the Bank with the proceeds of a loan from certain of the directors of the Company. The Bank’s capital remained at a level meeting the regulatory capital requirements for “adequately capitalized,” although the Bank’s Tier 1 capital to average assets remains below 7.00%.

The Order also outlines specific capital adequacy benchmarks that the Bank must satisfy. Within 60 days from the effective date of the Order, the Bank’s Tier 1 capital must equal or exceed 5% of total assets. Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank’s Tier 1 capital must equal or exceed 7% of total assets. The Order also requires the Bank, by March 31, 2002, to develop and adopt a plan to meet and maintain the FDIC’s minimum risk-based capital requirements for each year in which the plan is in effect.

Liquidity

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Additionally, Bancshares requires cash for various operating needs including dividends to shareholders and general corporate expenses. The primary source of liquidity for Bancshares is dividends from the subsidiary Bank. As noted in the “Risk Factors” section, the Bank is restricted from paying any dividends to Bancshares and Bancshares is restricted from borrowing without special regulatory approval under the terms of the Order. As a result, liquidity at the holding company level could become insufficient to support Bancshares’ need for funds.

During the year ended December 31, 2001, the Company’s FHLB credit availability program, which has a credit limit equal to 10% of the Bank’s assets, was modified by the FHLB to increase the percentage of mortgage loans, which must be held in relation to the amount outstanding under the line of credit. All existing debt and any future borrowings from the FHLB require physical transfer of the requisite percentage of qualifying mortgage loans to the FHLB. Credit availability is limited to 85% of the fair value of qualifying mortgage loans held as collateral. At December 31, 2001, the Company has transferred and pledged mortgage loans aggregating $10.5 million to the FHLB to collateralize outstanding advances of $5.9 million at that date. The modification of the credit availability program and the requirement to pledge qualifying mortgages for any additional borrowings from the FHLB limits the Company’s short-term liquidity.

Subsequent to December 31, 2001, the Bank pledged investment securities with a market value of $6.8 million to the FHLB to collateralize outstanding advances of $5.9 million. Previously pledged mortgage loans were released and returned to the Bank.

Liquid assets of the Bank increased from $11.9 million at December 31, 2000 to $27.1 million at December 31, 2001. It is Management’s policy to maintain sufficient liquid assets to cover all foreseeable demands on cash. In conjunction with the written assurances given by the Bank and its Directors to the Department, Management has revised its liquidity and funds management policies in an effort to improve its liquidity position.

In addition to the liquidity issues discussed above, as an insured institution as described in the Federal Deposit Insurance Act, the Bank is required to maintain “cash reserves” under guidelines established by the Federal Reserve. Depository institutions, as defined by the Federal Reserve, are required to maintain cash reserves for the purpose of facilitating the implementation of monetary policy of the Federal Reserve System. At December 31, 2001, the Bank’s qualifying reserves of $1.3 million exceeded the required reserve of $277,000.

COMPARISON OF OPERATING RESULTS FOR THE

YEARS ENDED DECEMBER 31, 2001 AND 2000

General

Consolidated net income (loss) for the year ended December 31, 2001 was ($7.9 million) as compared to ($3.9 million) for the year ended December 31, 2000. Basic earnings (loss) per share for the year ended December 31, 2001, was ($6.26) as compared to ($3.09) for the year ended December 31, 2000. Diluted earnings (loss) per share for year ended December 31, 2001 was ($6.26) as compared to ($3.09) for the year ended December 31, 2000.

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

The average balance of interest-earning assets decreased from $163.1 million for the year ended December 31, 2000 to $133.1 million for the year ended December 31, 2001. The average yield on interest-earning assets decreased from 8.71% for 2000 to 7.69% for 2001. See “—Interest Income” below for further discussion.

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

	Year ended December 31, 2001	Year ended December 31, 2000
	(Dollars in thousands)
Net loans	$113,484	$152,293
Mortgage-backed securities	3301	3,443
Investment securities	4105	4,404
FHLB overnight account	10301	1,163
FHLB stock	1866	1815

Total	$133,057	$163,118

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

Provision for Loan Losses

The identification of problem loans within the Bank’s portfolio began with an external investigation starting in the third quarter of 2000. Adversely classified assets have increased from $18.9 million, or 11.3% of total assets at December 31, 2000 to $27.9 million, or 21.2% of total assets at December 31, 2001. Consequently, the provision for loan losses has continued to be significant. The provision for loan losses totaled $8.2 million for the year ended December 31, 2000 and $5.9 million for the year ended December 31, 2001. Additionally, known losses on non-performing unsecured loans, bankruptcies and other inadequately secured commercial/consumer loans have been charged-off. Charge-offs increased from $4.6 million for the year ended December 31, 2000 compared to $5.8 million for year ended December 31, 2001.

New management, who joined the Bank during the first and second quarter of 2001, continues to address the increasing level of problem loans. Although the Board and Management believe that the most significant problem loans in the portfolio have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status. Management is concerned about the further impact that a decline in the local economy may have upon the Bank’s ability to improve the quality of its loan portfolio.

Interest Expense

Interest expense for the year ended December 31, 2001 was $6.5 million compared with $8.0 million for the year ended December 31, 2000, representing a decrease of $1.5 million or 18.8%. Interest on deposits decreased $300,000 from $5.9 million for the year ended December 31, 2000 to $5.6 million for the year ended December 31, 2001. The average balance of deposits decreased from $122.4 million for the year ended December 31, 2000 to $118.2 million for the year ended December 31, 2001. The average cost on deposits decreased from 4.85% during 2000 to 4.77% during 2001. Although the prime rate decreased from 9.50% to 4.75% during the year ended December 31, 2001, the Bank’s cost of funds for deposits decreased only slightly as a result of the cost on savings certificates which comprise the majority of the Bank’s deposits. Higher interest rates were offered on 13 month and 18 month savings certificates during the last nine months of 2000 in an effort to retain and acquire new deposits. These specials were offered at higher rates and continue to impact the Bank’s costs of funds as many of the accounts have not matured or repriced.

Other interest expense consists primarily of FHLB advances. Other interest expense decreased by $1.2 million from $2.0 million for the year ended December 31, 2000 to $818,000 for the year ended December 31, 2001. The average balance of other borrowings decreased $19.0 million from $32.9 million for the year ended December 31, 2000 to $13.9 million for the year ended December 31, 2001. The decrease in other borrowings was primarily funded by the sale of single-family mortgage loans and proceeds from payoffs and regular payments on loans as discussed in “—Interest Income” above. The average cost of borrowings decreased from 6.10% for 2000 to 5.90% for 2001.

Non-interest Income

Non-interest loss for the year ended December 31, 2001 was $170,000, a $767,000 decrease from the $597,000 net interest income recorded for the year ended December 31, 2000. The decrease in non-interest income is primarily due to net losses on sale of real estate owned and other assets of $1.0 million during 2001 as compared to net losses of $159,000 during 2000. A decrease in loan fees and service charges of $113,000 from $626,000 during 2000 to $513,000 during 2001 also contributed to the decrease in non-interest income. The decrease in loan fees and service charges is due to a decrease in new loan originations in the commercial and installment lending areas as discussed in “—Loans.” Additionally, service charges on checking accounts have decreased as many existing fee-earning accounts have transferred to a free checking product. These decreases in non-interest income were partially offset by an increase in net gains on sale of loans of $179,000 from $103,000 for the year ended December 31, 2000 to $282,000 for the year ended December 31, 2001. The net gains on sale of loans for the year ended December 31, 2001 includes $90,000 from the sale of $5.5 million in adjustable rate loans from the Bank’s in-house portfolio during the first quarter 2001. (See “— Financial Condition, Liquidity and Capital Resources — Loans” for further discussion.)

Non-interest Expense

Non-interest expense increased from $5.0 million for the year ended December 31, 2000 to $5.6 million for the year ended December 31, 2001. The increase in non-interest expense results from an increase in other non-interest expenses of $765,000. Other non-interest expense totaled $875,000 for the year ended December 31, 2000 versus $1.6 million for the year ended December 31, 2001. The increase in other non-interest expense is primarily due to increases in FHLB advance prepayment penalties, professional and consulting fees and other loan expenses. FHLB advance prepayment penalties totaled $276,000 during 2001 as compared to no prepayment penalties during 2000. (See further discussion in “— Financial Condition, Liquidity and Capital Resources — Deposits, FHLB Advances and Other Notes Payable.”) Professional fees increased $378,000 from $300,000 for the year ended December 31, 2000 to $678,000 for the year ended December 31, 2001. The increase in professional fees is attributable to increased legal, accounting and consulting fees associated with the administration of the MOU and “Agreement” (see “—Stockholder’s Equity”) and the administration, collection and work-out efforts associated with the Bank’s problem loan portfolio. Other loan expenses increased $109,000 from $82,000 for the year ended

December 31, 2000 to $191,000 for the year ended December 31, 2001. This increase is also associated with the administration, collection and work-out efforts associated with the Bank’s loan portfolio. Offsetting the increase in other non-interest expenses were decreases in compensation and employee benefits and advertising expenses.

Income Taxes

Income tax expense for the year ended December 31, 2001 was $12,000 as compared to an income tax benefit of $2.5 million for the year ended December 31, 2000. The net loss before income taxes for 2001 was $7.9 million as compared to a net loss before income taxes for 2000 of $6.4 million. Although the net loss before income taxes increased by $1.5 million during 2001, the income tax benefit decreased by $2.5 million. The decrease in the income tax benefit is the result of the creation of a valuation allowance for the Bank’s deferred tax asset during the year ended December 31, 2001. Upon the recommendation of its independent accountants, the Bank has determined that the recognition of a valuation allowance is necessary because generally accepted accounting standards require that deferred tax assets be recognized only when it is more likely than not that the assets can be realized. The necessity for a valuation allowance against the deferred tax asset will be reevaluated in future periods based on objective evidence and circumstances existing at that time.

The provision for income taxes and taxes receivable were restated, adjusting the provision for income taxes from a $239,000 benefit to a $12,000 expense, and reducing taxes receivable by $251,000 to reflect unforeseen alternative minimum taxes on the carryback of net operating losses. The resulting alternative minimum taxes are available to reduce regular taxes in future years, but have been offset by the valuation allowance on deferred tax assets.

Item 7.    Financial Statements

The Consolidated Financial Statements are incorporated by reference into the Form 10-KSB/A from Exhibit 99(a) of the Form 10-KSB/A. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes.

Independent Auditor’s Report of Kraft Bros., Esstman, Patton & Harrell, PLLC

Consolidated Statements of Financial Condition, December 31, 2001 and 2000

Consolidated Statements of Operations For the Year Ended December 31, 2001 and 2000

Consolidated Statements of Shareholders’ Equity For the Year Ended December 31, 2001 and 2000

Consolidated Statements of Cash Flows For the Year Ended December 31, 2001 and 2000

Notes to Consolidated Financial Statements

PART III

Item 13.    Exhibits and Reports on Form 8-K

(a)	Exhibits

3(a)	Certificate of Incorporation of the Company(1)
3(b)	Certificate of Amendment of Certificate of Incorporation(2)
3(c)	Bylaws of the Company(1)
3(d)	Amendment to Bylaws, dated September 10, 1998(3)
4(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock(4)
4(b)	Certificate of Designation of the Preference and Rights of the Series B Preferred Stock(4)
10(a)	1996 Stock Option Plan of the Company(5)
10(b)	1996 Management Recognition and Development Plan of the Company(5)
10(c)	Employment Agreement with Robert C. Redd(6)
10(d)	Employment Agreement with Billy Jack Johnson, Jr.(7)
11	Statement Re: Computation of Per Share Earnings(8)
23	Consent of Kraft Bros., Esstman, Patton & Harrell, PLLC
99(a)	Consolidated Financial Statements and Reports of Independent Accountants

99(b)	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99(c)	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 33-87384), as subsequently amended.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 1997.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1998.
(4)	Incorporated by reference to the Company’s Form 8-K dated August 31, 2001.
(5)	Incorporated by reference to the Company’s Proxy Statement for the 1996 Annual Meeting of Stockholders.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2001.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2001.
(8)	Incorporated by reference to Note 1 of the Notes to Consolidated Financial Statements.

(b)	Report on Form 8-K

No Forms 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTHERN BANCSHARES, INC.

Date: April 15, 2003	By:	/s/ B. Jack Johnson
B. Jack Johnson Chief Executive Officer and President (Duly Authorized Representative)

CERTIFICATION

I, B. Jack Johnson, certify, that:

1.	I have reviewed this annual report on Form 10-KSB/A of First Southern Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: April 15, 2003	/s/ B. Jack Johnson
B. Jack Johnson President and Chief Executive Officer (Principal executive officer)

CERTIFICATION

I, Roderick V. Schlosser, certify, that:

1.	I have reviewed this annual report on Form 10-KSB/A of First Southern Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: April 15, 2003	/s/ Roderick V. Schlosser
Roderick V. Schlosser Executive Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)