Form 10KSB
period 2002-12-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 2003-04-15
CIK 934302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒     NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  ☐

The issuer’s gross revenues for the fiscal year ended December 31, 2002 were $6,506,000.

There is no established market in which shares of the Issuer’s common stock are regularly traded, nor are there any uniformly quoted prices for such shares. As of March 28, 2003, there were issued and outstanding 1,256,715 shares of the Issuer’s common stock. The aggregate value of the common stock outstanding by non-affiliates of the Issuer on March 28, 2003 was $1,885,000 (1,256,715 shares at $1.50 per share, the most recent trade price known to the Issuer between unaffiliated parties). For purposes of this calculation, officers and directors of the Issuer are considered non-affiliates.

As of March 28, 2003, the issuer has 1,256,715 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

1.  Portions of Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”). (Part III).

Transitional Small Business Disclosure Format (check one):    YES ☐     NO ☒

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

PART I

RISK FACTORS

The Company’s Common Stock Has Been Delisted From the Nasdaq National Stock Market.

Under Marketplace Rule 4310(c)(14), annual reports filed with Nasdaq must contain certified financial statements. The Company’s original form 10-KSB for the year ended December 31, 2001 contained a disclaimer opinion, attributable to doubts about the Company’s ability to continue as a going concern, which does not fulfill Nasdaq’s filing requirements. Accordingly, the Company’s securities were delisted from the Nasdaq Stock Market at the opening of business on April 24, 2002. The Company’s common stock is ineligible for quotation on the Nasdaq SmallCap Market and the OTC Bulletin Board because the Company was not deemed to be current with its periodic securities filing requirements as a result of the issuance of the disclaimer. However, the common stock is eligible for quotation on the “Pink Sheets,” a quotation service for over-the-counter securities, by participating brokers. On April 15, 2003, the Company filed an amended Form 10-KSB at and for the year ended December 31, 2001, which included a restated independent auditors’ report dated February 28, 2003, which expressed an unqualified opinion on the Company’s Consolidated Financial Statements for the year ended December 31, 2001. Based on events occurring subsequent to the originally issued report, management requested that the independent auditors reconsider their previous report in accordance with provisions of professional auditing standards. The auditors were able to comply. Although the auditors’ reports on the Company’s financial statements at and for the years ending December 31, 2001 and 2002 were unqualified, the auditors’ reports include an additional paragraph alerting the user of the financial statements that they were prepared assuming the Company will continue as a going concern.

The Company Is Restricted from Certain Activities Including Paying Dividends to Stockholders.

Effective July 6, 2001, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Atlanta. The MOU prohibits the Company from incurring any additional debt without the prior written approval of the Federal Reserve Bank. The MOU also prohibits the Company from declaring or paying any dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank. The Company has adopted a capital plan and capital and dividend policy in compliance with the provisions of the MOU. The Company is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta. The MOU will remain in effect until modified or terminated by the Federal Reserve Bank. At December 31, 2002, the Company believes it was in material compliance with the MOU.

The Bank Has Entered Into a Consent Order with Regulators which Restricts Its Operations and the Expense of Compliance or Failure to Comply Could Have a Material Adverse Affect on the Company.

First Southern Bank has entered into a Consent Order (the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Alabama State Banking Department (collectively, the “Regulators”). The Order became effective March 25, 2002 and will remain in effect until modified, terminated, suspended or set aside by the Regulators. The Order requires the Bank to address various operational deficiencies, including certain violations of law and regulations identified by the Regulators, within various time periods prescribed in the Order. Among other things, the Bank must address identified deficiencies with respect to management staffing and effectiveness, earnings, asset quality, capital adequacy, allowance for loan losses, and internal policies, procedures and controls.

The Order also prohibits the Bank from paying cash dividends to the Company without prior written consent from the Regulators.

The Order outlines specific capital adequacy benchmarks that the Bank must satisfy. Within 60 days from the effective date of the Order, the Bank’s Tier 1 capital was required to equal or exceed 5.00% of total assets. Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank’s Tier 1 capital must equal or exceed 7.00% of total assets. Since December 31, 2001, the Company has contributed $1.0 million of equity capital to the Bank with the proceeds of a loan from certain directors of the Company. At December 31, 2002, the Bank’s Tier 1 capital was 8.37% of total assets and in compliance with the Order. The Bank has developed and adopted a plan designed to meet and maintain the FDIC’s minimum risk based capital requirements.

The Order also imposes specific asset quality measures on the Bank. Among these is the requirement to reduce (by charge-off, collection or removal from adverse classification with the consent of the Regulators) the level of assets classified “substandard” and “doubtful” by the Regulators in connection with their 2001 examination to not more than $20 million by August 31, 2002, to not more than $15 million by February 28, 2003, and to not more than $6 million by August 31, 2003. At December 31, 2002, the balance of assets classified “substandard” and “doubtful” by the Regulators in 2001 was $10.5 million and in compliance with the Order.

The issuance of the Order follows previously disclosed written assurances by the Bank to the Alabama State Banking Department in August 2001, which written assurances were superseded by the Order, and addressed many of the same matters contained in the Order. Although the Bank cannot assure its compliance with all of the requirements of the Order within the prescribed time frames, the Bank believes it has satisfied the requirements. The Order requires the Bank to submit periodic written reports to the Regulators detailing compliance with the terms of the Order. Violation of the Order may give rise to enforcement proceedings, including imposition of civil money penalties against the Bank and/or its institution-affiliated parties or removal and prohibition orders against institution-affiliated parties.

The Company Has Had a Significant Change in Operating Strategy and Management since January 1, 2001, and There Can Be No Assurance that the New Strategy or Management Will Result in Improved Financial Condition or Net Income.

From 1995 to 2000, the Bank focused its efforts in growing its commercial loan portfolio. However, as a result of a decline in the quality of the Bank’s loan portfolio, related reductions in Bank capital, the previously reported fraud involving certain commercial loans and other operational factors, the Board of Directors and management have reevaluated its lending strategy. The Board of Directors and management have actively taken steps to improve the underwriting and credit administration practices of the Bank in order to improve its overall asset quality. New policies with respect to loan originations have been formulated which should enhance the quality of future production. While it was not Management’s intent to curtail the origination of new loans, primary emphasis during 2001 was given to problem loan administration and as a result originations decreased. During 2002, total loans originated increased $1.8 million from $38.6 million in 2001 to $40.4 million in 2002.

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

Decline in the Economy in the Company’s Market Area Could Further Adversely Affect the Quality of the Bank’s Loan Portfolio.

The Bank’s primary lending area is Lauderdale and Colbert counties, and surrounding counties located in Northwest Alabama. This area has weaker demographics than Alabama as a whole. Management is concerned about the further impact a decline in the local economy could have on the quality of the Bank’s loan portfolio.

Item 1.  Description of Business

(a)    Business Development

The Company, a Delaware corporation, was organized on November 22, 1994 for the purpose of becoming the holding company for First Federal Savings and Loan Association of Florence (“Association”) upon the Association’s conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock savings and loan association (“Stock Conversion”) and then to an Alabama chartered commercial bank (“Bank Conversion”). The Stock Conversion was consummated on April 13, 1995 through the issuance and sale by the Company of 2,049,875 shares of common stock, $0.01 par value, at $10.00 per share to depositors of the Association and the Association’s employee stock ownership plan. The Bank Conversion was consummated on June 10, 1995, with the Association changing its name to “First Southern Bank.” In October 2001, the Company completed private placements of Series A and B Preferred Stocks raising $3.5 million and $1.1 million, respectively, in equity capital. The Company used approximately $4.3 million of the $4.5 million net proceeds of these offering to contribute capital to the Bank.

The Company is a registered bank holding company regulated by the Federal Reserve Board (“FRB”). The Bank’s primary regulator is the Superintendent of Banks of the State of Alabama (“Superintendent”). The Bank’s deposits are insured up to applicable limits under the Savings Association Insurance Fund (“SAIF”) of the FDIC. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

(b)    Business of the Company

The Company’s principal business is conducted through its wholly-owned subsidiary, the Bank. The Bank attracts retail deposits from the general public in its market area and invests those deposits, together with funds generated from operations, loan and investments sales and borrowings primarily in loans and, to a lesser extent, in investment securities.

The Bank’s primary lending activity is the origination of mortgage loans for the purchase and re-finance of one- to four-family owner-occupied residences. The Bank also originates commercial real estate and business loans, construction loans, consumer loans, and multi-family residential real estate loans, principally in the Bank’s primary market area. These other types of lending are generally considered to involve greater credit risks than one- to four-family mortgage lending.

Deposits and loan repayments are the major sources of the Bank’s funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used as a source of funds on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

Deposits are attracted from within the Bank’s primary market area through the offering of a broad selection of deposit instruments, including demand deposit accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, statement savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

The Bank may rely upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has, from time to time, served as one of the Bank’s primary borrowing sources. Advances from the FHLB of Atlanta are typically secured by the Bank’s investments.

Market Area

The Bank conducts its business through three office facilities located in Lauderdale and Colbert Counties in northwestern Alabama, which the Bank considers as its primary market area. The two largest industries in this area are Wise Alloys and the Tennessee Valley Authority. The University of North Alabama and the Eliza Coffee Memorial Hospital are located in Florence, Alabama, and both have a significant economic impact on the Bank’s primary market area. The market area has weaker demographics than Alabama as a whole. The recent decline in the textile industry has contributed substantially to these weaker economic conditions. See “Risk Factors — Decline in the Economy in the Company’s Market Area Could Further Adversely Affect the Quality of the Bank’s Loan Portfolio.”

Competition

The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of real estate and consumer loans. Its most direct competition for deposits and loans has historically come from thrift institutions and from other commercial banks located in its primary market area in Lauderdale and Colbert counties of the State of Alabama. The Bank competes for loans primarily through the interest rates and loan fees it charges, and the prompt, efficient, and quality service it provides to its borrowers, real estate brokers, and home builders. Primary competition for loans are from thrift institutions, other commercial banks, mortgage banking companies, insurance companies, and credit unions.

Regulation and Supervision of the Company and the Bank

The Bank

General. As an Alabama-chartered, federally insured commercial bank, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Superintendent and files periodic reports concerning the Bank’s activities and financial condition with its regulators. The Bank’s relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of the State of Alabama, especially in such matters as the ownership of deposit accounts and the form and content of mortgage documents.

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

On March 25, 2002, the Bank entered into a consent order with the FDIC and the Alabama State Banking Department. The Order is discussed under the heading “Risk Factors—The Bank Has Entered Into a Consent Order with Regulators which Restricts Its Operations and the Expense of Compliance or Failure to Comply May Have a Material Adverse Affect on the Company” in the forepart of this Form 10-KSB.

State Regulation and Supervision. As an Alabama-chartered commercial bank, the Bank is subject to applicable provisions of Alabama law and the regulations of the Superintendent adopted thereunder. Alabama law and regulations govern the Bank’s ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. The Bank is required under Alabama law to maintain at all times a reserve (composed of cash) based upon average daily deposits of the Bank. At December 31, 2002, the Bank’s qualifying reserves of $805,000 exceeded the required reserve of $95,000. In addition, the Bank is subject to periodic examination and reporting requirements by and of the Superintendent. The Superintendent may order the board of directors of any bank to correct any matters in the conduct of the affairs of the bank which in his opinion are unsafe and unsound. Under certain circumstances, the Superintendent may vacate the charter of a bank, liquidate a bank or appoint a receiver. During 2001, the Bank and its directors made certain written assurances to the Superintendent. Such written assurances focused the Bank and its board of directors on specific problems the Department considers to be of supervisory concern. The Bank committed to take certain actions with respect to the Bank’s management, asset quality and loan administration, capital and asset/liability management. The Order requires the Bank to follow through on these commitments. Management believes that the Bank is in material compliance with the Order at this time. See “Risk Factors — The Bank has Entered Into a Consent Order with Regulators which Restricts the Operations and the Expense of Compliance or Failure to Comply May Have a Material Adverse Effect on the Company.”

Deposit Insurance. The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution’s capital — “well capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. This matrix results in nine assessment risk classifications, with rates currently ranging from 0 basis points of assessable deposits for well capitalized, financially sound institutions with only a few minor weaknesses to 27 basis points for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The FDIC is authorized to raise assessment rates in certain circumstances. The Bank’s assessments expensed for the year ended December 31, 2002, equaled $250,000.

SAIF-insured institutions are also required to make payments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to finance takeovers of insolvent thrifts. During fiscal 2002, the FICO assessment amounted to approximately 1.75 basis points of assessable deposits. Effective January 1, 2000, SAIF members and members of the Bank Insurance Fund (“BIF”) were assessed at the same rate for FICO payments whereas previously SAIF members were assessed at a rate five times that of BIF members.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, continue to be insured for a period of six months to two years, as determined by the FDIC. Noncompliance with the terms of the Order could result in the FDIC terminating the Bank’s insurance. However, the Company believes that the Bank is in material compliance with the Order at this time.

Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution is deemed to be: (i) ”well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) ”adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) ”undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) ”significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) ”critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is determined to be in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

An institution generally must file with the appropriate federal banking agency a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution becomes subject to various mandatory and discretionary restrictions on its operations. Upon falling to a “significantly undercapitalized” status, or upon failing to submit an acceptable capital restoration plan, the extent and severity of the mandatory and discretionary operational restrictions increase. Regulators are required to appoint a receiver for an institution that becomes “significantly undercapitalized” if the institution is on average critically undercapitalized during the calendar quarter beginning 270 days after becoming critically undercapitalized subject to a narrow exception.

As of December 31, 2002, the Bank’s capital ratios met the requirements to be categorized as “well capitalized,” but is subject to the capital requirements of the Order. The Bank was in compliance with these requirements as of December 31, 2002.

Standards for Safety and Soundness. The federal banking regulatory agencies are required, by regulation, to prescribe standards for all insured depository institutions relating various matters such as: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the final regulations, if the FDIC determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Capital Requirements. The FDIC’s minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a “Tier 1” leverage capital ratio of at least 3% of total adjusted assets. Tier 1 (or “core capital”) consists of common stockholders’ equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 4%. The FDIC’s capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Based on the definitions contained in the FDIC’s capital regulations, the Bank had a Tier 1 leverage capital ratio of 8.37% as of December 31, 2002.

FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock up to 45% of net unrealized holding gains on equity securities and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. Since September 1995, the FDIC includes in its evaluation of a bank’s capital adequacy an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates. Banks whose trading activity exceeds specified levels are subject to adjustments of its risk-based capital calculations to supplement required capital based on market risk.

FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation. Pursuant to the Order, the Bank’s Tier 1 capital must equal or exceed 5% of the total assets by May 24, 2002 and the Bank must maintain a minimum Tier 1 capital of 7% of total assets from July 23, 2002 for so long as the Order remains in effect. As of December 31, 2002, the Bank’s Tier 1 capital was 8.37% and in compliance with the Order. See “Risk Factors — The Bank Has Entered Into a Consent Order With Regulators which Restricts Its Operations and the Expense of Compliance or Failure to Comply Could Have a Material Adverse Affect on the Company.”

Activities and Investments of Insured State-Chartered Banks. Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

FDIC regulations provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

Loans-to-One-Borrower. Under Alabama law the aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, is generally 20% of the Bank’s capital account (i.e., capital, surplus, undivided profits and the allowance for loan losses) provided that loans in excess of 10% of the capital account are fully secured or 10% of capital accounts if such loans are not fully secured. At December 31, 2002, the Bank’s legal lending limit was either $1.2 million unsecured or $2.4 million secured.

At December 31, 2002, the Bank had identified one lending relationship in the amount of $2.5 million that may have exceeded the legal lending limit during 2000. Management and the regulators have agreed on the necessary action to address this issue.

Federal Reserve System. Regulation D of the FRB requires all depository institutions that maintain transaction accounts or nonpersonal time deposits to maintain specified reserves. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements. Under Regulation D, a bank must establish reserves equal to 3% of the first $42.1 million of transaction accounts, of which the first $6.0 million is exempt, and 10% on the remainder. As of December 31, 2002, the Bank met its reserve requirements.

Affiliate Transactions. The Company and the Bank are separate and distinct legal entities. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company (an “affiliate”), generally limiting such transactions with each affiliate to 10% of the bank’s capital and surplus and limiting all transactions with all affiliates to 20% of the bank’s capital and surplus and imposing collateral requirements on specified transactions. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the bank as those prevailing at the time for transactions with unaffiliated companies.

Transactions with Related Parties. The Company’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Company may make to insiders based, in part, on the Company’s capital position and requires certain board approval procedures to be followed.

Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank’s record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Bank received a “satisfactory” CRA rating as a result of its most recent evaluation.

Dividends. Dividends from the Bank constitute the major source of funds for dividends which may be paid by the Company. The amount of dividends payable by the Bank to the Company depend upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Alabama law, the Bank is required to transfer to surplus each year at least 10% of its net earnings (and thus cannot declare or pay a dividend in excess of 90% of net earnings) until its surplus equals at least 20% of its capital. Furthermore, the Bank must obtain the approval of the Superintendent to declare dividends in any calendar year in excess of the total of its net earnings of that year combined with its retained net earnings of the preceding two years, less any required transfers to surplus. The Bank cannot pay a dividend that would cause it to fail any applicable regulatory capital requirement. In light of the Bank’s supervisory difficulties, the Bank is prohibited from paying any dividends to the Company without the written approval of the Superintendent and the FDIC. During the year ended December 31, 2002, the Bank paid dividends to the Company totaling $200,000 with such approval. See “The Bank Has Entered Into a Consent Order with Regulators which Restricts Its Operations and the Expense of Compliance or Failure to Comply Could Have a Material Adverse Affect on the Company.”

At the time of the consummation of the Stock Conversion of the Association (predecessor to the Bank), OTS regulations required it to establish a liquidation account for the benefit of eligible account holders of the Association. This liquidation account was assumed by the Bank at the time of the consummation of the Conversion. The Bank may not declare or pay a cash dividend on any of its capital stock that would reduce the Bank’s regulatory capital below the amount required for the liquidation account.

Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

The Holding Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company registered as such with the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the Bank Holding Company Act of 1956, as amended (“BHCA”) and the regulations of the FRB. As a bank holding company, the Company is required to file with the FRB annual reports and such additional information as the FRB may require and is subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. In light of the Bank’s supervisory difficulties, the Company has entered into an MOU. See “Risk Factors — The Company is Restricted From Certain Activities Including Paying Dividends to Stockholders.”

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

The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the FRB is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the FRB has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. The list of activities determined by regulation to be closely related to banking within the meaning of the BHCA includes, among other things: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage, through “financial” subsidiaries in certain of the activities permitted for financial holding companies.

Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under prompt corrective action, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized” or worse. In light of the Bank’s supervisory difficulties, the Company is prohibited from paying any dividends, and management does not anticipate paying dividends on its common stock for the foreseeable future. Dividends are accruing, however, on the Company’s preferred stock. See Note 11 to the “Notes to Consolidated Financial Statements.” See also “Risk Factors — The Company is Restricted From Certain Activities Including Paying Dividends to Stockholders.”

Bank holding companies, except for certain “well-capitalized” bank holding companies, are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB.

The FRB’s general policy is that a bank holding company should serve as a source of financial strength for its subsidiary banks by standing ready to use available resources to provide capital funds to the banks during periods of financial stress and by maintaining the financial flexibility to obtain additional resources for assisting its subsidiary banks where necessary.

Capital Requirements. The FRB has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The FRB regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. At December 31, 2002, the Company had less than $150 million in consolidated assets and therefore the consolidated capital standards were not applicable. See Note 10 to “Notes to Consolidated Financial Statements.”

Federal Taxation

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting. The Company and the Bank are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank.

Bad Debt Reserve. In years prior to the consummation of the Bank Conversion, the Association, as a qualified thrift meeting certain eligibility criteria prescribed in the Code, was able to determine its tax basis bad debt reserve using the percentage of taxable income method (“PTI Method”) set forth in the Code. The Association’s use of the PTI Method resulted in a significantly greater tax basis reserve for bad debts than that recognized for financial reporting purposes.

Upon consummation of the Bank Conversion, the Bank became a “former thrift institution” and, as such, under provisions of the Code, is no longer eligible to maintain its tax basis bad debt reserve on the PTI Method. As a financial institution with total assets less than $500 million, the Bank is permitted to maintain its tax basis bad debt reserves on the experience method (“Experience Method”), which computes a tax basis bad debt reserve based upon a six-year weighted-average calculation of actual bad debts experienced by the Bank.

If the Bank’s assets ever exceed the $500 million threshold, the Bank would be required to recapture its newly adopted Experience Method tax basis bad debt reserve in increasing increments over a four-year period. Thereafter, the Bank would be required to use the direct or specific charge-off method applicable to large banks in calculating the Bank’s tax bad debt deduction. Under the direct or specific charge-off method, the Bank would be entitled to a bad debt deduction only in the taxable year in which a specific debt become worthless or is shown to be recoverable only in part.

The Bank Conversion occurred prior to the enactment of the Small Business Job Protection Act of 1996 which repealed the PTI method but did not require recapture of pre-1988 bad debt reserves.

Distributions. To the extent that the Bank makes “nondividend distributions” to shareholders, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank’s loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans (“Excess Distributions”), and an amount based on the Excess Distributions will be included in the Bank’s taxable income. Nondividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserves.

The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. See “Regulation and Supervision of the Company and the Bank” for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. AMTI is increased by an amount equal to 75% of the amount by which the Bank’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax (“AMT”) is paid.

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

Audits. The Company’s and the Bank’s federal income tax returns have been audited through 1996.

State Taxation

Alabama Taxation. The State of Alabama imposes a 6.5% excise tax on the Bank’s earnings. The Bank’s state tax returns have not been audited during the last five years.

Delaware. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Personnel

As of December 31, 2002, the Bank had 37 full-time and 11 part-time employees.

Statistical Information

The following tables contain directly, or through incorporation by reference, additional information concerning the business and operations of the Company and its subsidiary and should be read in conjunction with the Consolidated Financial Statements of the Company and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Selected Financial Condition, Operating and Other Data and Key Operating Ratios

The following tables set forth certain information concerning the consolidated financial condition, operating results and certain other related data of the Company at the dates and for the periods indicated.

	At December 31,
	2002	2001	2000	1999	1998
Financial Condition Data	(In thousands)
Total assets	$95,352	$131,232	$167,384	$178,798	$178,375
Loans receivable, net	67,640	90,420	139,707	155,818	153,253
Cash and cash equivalents	7,011	14,230	7,479	5,906	13,188
Investment securities, available-for-sale	15,482	12,858	4,497	4,408	2,016
Investment securities, held-to-maturity	—	3,230	3,367	3,527	945
Deposits	81,048	118,664	131,218	126,870	127,550
Advances from Federal Home Loan Bank	5,738	5,862	25,514	33,665	31,316
Notes payable to banks	750	750	825	2,000	—
Notes payable to directors	1,250	—	—	—	—
Agreement to repurchase securities	—	—	—	1,487	—
Preferred stock	5,190	4,488	—	—	—
Total stockholders’ equity	1,144	1,250	9,230	13,969	18,008
Non performing assets	8,073	14,847	4,857	3,168	4,069
Allowance for loan losses	4,185	5,650	5,152	1,400	1,441

	Year Ended December 31,
	2002	2001	2000	1999	1998
Operating Data	(In thousands, except per share amounts)
Interest income	$6,506	$10,238	$14,208	$13,951	$15,177
Interest expense	3,391	6,453	7,951	7,105	7,956

Net interest income	3,115	3,785	6,257	6,846	7,221
Provision for loan losses	633	5,904	8,226	528	605

Net interest income (expense) after provision for loan losses	2,482	(2,119)	(1,969)	6,318	6,616
Noninterest income (expense)	2,457	(170)	597	782	956
Noninterest expense	4,921	5,566	5,038	5,046	5,060

Income (loss) before income taxes	18	(7,855)	(6,410)	2,054	2,512
Income tax (benefit) expense	(272)	12	(2,519)	808	1,010

Net income (loss)	290	(7,867)	(3,891)	1,246	1,502
Cumulative dividend arrearages and premium accretion on preferred stock	701	—	—	—	—

Basic income (loss) applicable to common shareholders	$(411)	$(7,867)	$(3,891)	$1,246	$1,502

Basic earnings (loss) per common share	$(0.33)	$(6.26)	$(3.09)	$0.80	$0.83
Diluted earnings (loss) per common share	$(0.33)	$(6.26)	$(3.09)	$0.79	$0.82
Cash dividends per share:
Regular dividends	$—	$—	$0.50	$0.50	$0.50
Special cash dividends	—	—	—	—	0.30

Total cash dividends	$—	$—	$0.50	$0.50	$0.80

	At December 31,
	2002	2001	2000	1999	1998
Other Data	(In thousands)
Real estate loans	$993	$1,456	$1,646	$1,709	$1,828
Deposit accounts	7,193	10,947	11,426	11,697	12,092

The table below sets forth certain performance, asset quality and capital ratios of the Company at or for the periods indicated.

	At or For Year Ended December 31,
	2002	2001	2000	1999	1998
Performance ratios:
Return on average assets [net income (loss) divided by average assets]	(0.35)%	(5.34)%	(2.21)%	0.70%	0.81%
Return on average stockholders’ equity [net income (loss) divided by average equity]	(40.65)	(105.13)	(29.66)	7.30	7.45
Dividend payout ratio [dividends declared per share divided by basic earnings (loss)] per share:
Regular dividends	N/A	N/A	(16.18)	62.50	60.24
Special cash dividends	N/A	N/A	N/A	N/A	36.14
Interest rate spread (difference between average yield on interest-earning assets and average cost of interest-bearing liabilities)	3.19	2.81	3.59	3.82	3.72
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.09	2.85	3.84	4.16	4.15
Non-interest expense to average assets	4.25	3.78	2.86	2.85	2.73
Average interest-earning assets to interest bearing liabilities	96.97	100.79	105.02	107.81	109.61

Asset quality ratios:
Allowance for loan losses to net loans at end of period	6.19	6.25	3.69	0.90	0.94
Net chargeoffs to average outstanding loans during period	2.84	4.77	2.94	0.38	0.47
Ratio of nonperforming assets to total assets at end of period	8.47	11.31	2.90	1.77	2.28

Capital ratios:
Average stockholders’ equity to average assets during period	0.87	5.08	7.46	9.63	10.89

Average Balance Sheets

The following table sets forth, for the years and at the date indicated, information regarding the average balances of assets, liabilities and stockholders’ equity as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. Average interest-earning assets and interest income include Federal Home Loan Bank stock and related dividends for the indicated periods. Average balances for each period have been computed using average daily balances during such periods.

	At December 31, 2002		Year Ended December 31,
			2002			2001			2000
	Balance	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning/dividend paying assets
Mortgage loans and contracts	$18,419	6.77%	$22,458	$1,658	7.38%	$32,665	$2,725	8.34%	$45,198	$3,734	8.26%
Other loans	46,871	6.92	51,289	3,866	7.54	80,589	6,608	8.20	107,111	9,741	9.09

Total loans	65,290	6.88	73,747	5,524	7.49	113,254	9,333	8.24	152,309	13,475	8.85
Investment securities	15,482	4.34	14,496	706	4.87	7,410	442	5.96	7,847	517	6.59
Federal funds sold	—	—	1,096	19	1.73	—	—	—	—	—	—
FHLB overnight account and other	2,574	1.00	9,982	173	1.73	10,485	337	3.21	1,163	74	6.36

Total interest-earning assets	83,346	6.22	99,321	6,422	6.47	131,149	10,112	7.71	161,319	14,066	8.72
Federal Home Loan Bank stock	684	5.00	1,571	84	5.35	1,866	126	6.75	1,815	141	7.77

Total interest-earning and dividend paying assets	84,030	6.21	100,892	$6,506	6.45	133,015	$10,238	7.70%	163,134	$14,207	8.71%

Non interest-earning/dividend paying assets
Cash and cash equivalents	4,437		4,820			4,873			5,453
Non-accruing loans	6,841		8,697			5,789			1,267
Other loan deductions	(35)		(34)			(42)			(64)
Loan loss reserve	(4,185)		(4,819)			(5,714)			(1,219)
Premises and equipment	2,352		2,631			3,288			3,564
Accrued interest receivable	593		686			1,298			1,798
Income tax receivable	347		1,426			227			—
Foreclosed real estate and other assets	697		1,106			1,169			947
Other assets	275		492			3,439			1,018

Total non interest-earning/dividend paying assets	11,322		15,005			14,327			12,764

Total assets	$95,352		$115,897			$147,342			$175,898

	At December 31, 2002		Year Ended December 31,
			2002			2001			2000
	Balance	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-bearing liabilities:
Deposit accounts:
Passbook/Statement savings accounts	$10,556	0.45%	$13,540	$89	0.66%	$15,003	$358	2.39%	$16,379	$454	2.77%
NOW accounts	6,765	0.30	9,576	47	0.49	11,378	189	1.66	11,177	214	1.91
Money market deposit accounts	4,619	1.38	4,608	67	1.45	3,407	91	2.67	3,573	113	3.16
Certificates of deposit	54,855	3.08	68,715	2,735	3.98	88,369	4,997	5.65	91,300	5,160	5.65

Total interest-bearing deposits	76,795	2.37	96,439	2,938	3.05	118,157	5,635	4.77	122,429	5,941	4.85
Other interest-bearing liabilities:
Advances from Federal Home Loan Bank of Atlanta	5,738	5.68	5,788	333	5.75	12,997	752	5.79	30,872	1,856	6.01
Agreement to repurchase securities	—	—	—	—	—	—	—	—	1,111	72	6.48
Other notes payable	2,000	5.75	1,822	120	6.59	819	66	8.06	924	80	8.66

Total other interest-bearing liabilities	7,738	5.70	7,610	453	5.95	13,816	818	5.92	32,907	2,008	6.10

Total interest-bearing liabilities	84,533	2.68	104,049	3,391	3.26	131,973	6,453	4.89	155,336	7,949	5.12

Non interest-bearing liabilities:
Non interest-bearing deposit accounts	4,253		5,450			5,668			6,401
Other liabilities	232		595			962			1,044

Total liabilities	89,018		110,094			138,603			162,781
Preferred stock	5,190		4,792			1,256			–
Stockholders’ equity	1,144		1,011			7,483			13,117

Total liabilities and stockholders’ equity	$95,352		$115,897			$147,342			$175,898

Net interest income				$3,115			$3,785			$6,258
Interest rate spread		3.53%			3.19%			2.81%			3.59%
Net interest margin		N/A			3.09%			2.85%			3.84%
Ratio of average interest-earning assets to average interest-bearing liabilities			96.97%			100.79%			105.02%

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (iii) changes in rate/volume (change in rate multiplied by change in volume); and (iv) the net change (the sum of the prior columns).

	2002 Compared to 2001 Increase (Decrease) Due to				2001 Compared to 2000 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
	(In thousands)
Interest-earning/dividend paying assets:
Mortgage loans	$(313)	$(851)	$98	$(1,067)	$(32)	$(984)	$7	$(1,009)
Other loans	(534)	(2,403)	194	(2,742)	(921)	(2,447)	235	(3,133)

Total gross loans	(847)	(3,254)	292	(3,809)	(953)	(3,431)	242	(4,142)
Investment securities	(81)	423	(77)	264	(49)	(10)	3	(75)
Federal funds sold	–	–	19	19	–	(19)	–	–
FHLB overnight account and other	(155)	(16)	7	(164)	(36)	581	(282)	263

Total net change in income on interest-earning assets	(1,083)	(2,847)	241	(3,690)	(1,038)	(2,879)	(37)	(3,954)
Federal Home Loan Bank stock	(27)	(20)	4	(42)	(19)	4	–	(15)

Total net change in income on interest-earning/ dividend paying assets	(1,110)	(2,867)	245	(3,732)	(1,057)	(2,875)	(37)	(3,969)

Interest-bearing liabilities:
Deposits	(2,035)	(1,036)	374	(2,697)	(98)	(206)	(2)	(306)
Other interest-bearing liabilities	4	(367)	(2)	(365)	(66)	(1,161)	37	(1,190)

Total net change in expense on interest-bearing liabilities	(2,031)	(1,403)	372	(3,062)	(164)	(1,367)	35	(1,496)

Net change in net interest income	$921	$(1,464)	$(127)	$(670)	$(893)	$(1,508)	$(72)	$(2,473)

Interest Rate Sensitivity Analysis

Interest rate risk is the risk that future changes in interest rates will reduce the Company’s net interest income and the market value of its portfolio equity. A movement in interest rates and the corresponding effect on net interest income may significantly affect profitability. The degree of any potential consequences of such interest rate changes can be mitigated by maintaining a balance between interest rate sensitive assets and liabilities within given time frames.

The difference between assets and liabilities within a given repricing period is expressed as a ratio and as a dollar amount known as the “gap,” both of which are used as a measure of interest rate risk. A ratio of 100% suggests a balanced position between rate sensitive assets and liabilities within a given repricing period. The table below reflects the Company’s interest rate sensitivity position both individually and within specified time periods and cumulatively, over various time horizons. In the table, assets and liabilities are placed in categories based on their actual or expected repricing date. As indicated, at December 31, 2002, the ratio of rate-sensitive assets to rate-sensitive liabilities maturing or repricing within one year or less is (21)%, a negative one year gap position. In a period of generally falling interest rates, this gap position will normally result in an increase in net interest income. Whereas, in a period of generally rising interest rates, this gap position will normally result in a decrease in net interest income.

	Repricing or Maturing Within
	0-3 Months	3-12 Months	Total 1 Year	1-5 Years	Over 5 Years	Total
	(In thousands)
ASSETS
FHLB overnight account	$2,574	$—	$2,574	$—	$—	$2,574
Investment securities	3,338	930	4,268	5,767	5,447	15,482
Loans held for sale	271	—	271	—	—	271
Loans receivable	21,928	15,457	37,385	29,009	5,770	72,164
FHLB stock	684	—	684	—	—	684

Total interest-earnings assets	$28,795	$16,387	$45,182	$34,776	$11,217	$91,175

LIABILITIES
NOW accounts	$6,765	$—	$6,765	—	$—	$6,765
Money market demand accounts	4,619	—	4,619	—	—	4,619
Passbook accounts	8,313	—	8,313	—	—	8,313
Statement savings	2,243	—	2,243	—	—	2,243
Certificates accounts	8,102	32,642	40,744	14,111	—	54,855
FHLB advances	5	17	22	549	5,167	5,738
Notes payable to banks	750	—	750	—	—	750
Notes payable to directors	—	1,250	1,250	—	—	1,250

Total interest-bearing liabilities	$30,797	$33,909	$64,706	$14,660	$5,167	$84,533

Period GAP	$(2,002)	$(17,522)	$(19,524)	$20,116	$6,050	$6,642
Cumulative GAP	(2,002)	(19,524)	(19,524)	592	6,642	6,642
Cumulative as a percentage of interest-earning assets	(2)%	(21)%	(21)%	1%	7%	7%

Lending Activities

Loan Portfolio Analysis. The following table sets forth the composition of the Bank’s loan portfolio as of the dates indicated.

	At December 31,
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential(1)	$23,464	34.55%	$30,538	33.47%	$48,615	34.80%
Multi-family residential	3,445	5.07	2,168	2.38	4,359	3.12
Commercial	18,234	26.85	25,191	27.61	30,487	21.82

Total non-construction mortgage loans	45,143	66.47	57,897	63.46	83,461	59.74

Construction loans:
One- to four-family residential	3,578	5.27	6,808	7.46	10,081	7.22
Multi-family residential	—	—	—	—	684	0.49
Commercial	1,379	2.03	1,267	1.39	1,813	1.30

Total construction loans	4,957	7.30	8,075	8.85	12,578	9.00

Total mortgage loans	50,100	73.77	65,972	72.31	96,039	68.74

Commercial loans	11,941	17.58	18,059	19.79	28,755	20.58

Consumer loans:
Home equity and second mortgage loans	6,275	9.24	8,342	9.14	10,781	7.72
Automobile loans	1,230	1.81	1,718	1.88	3,342	2.39
Savings loans	508	0.75	793	0.87	1,416	1.01
Other	2,381	3.51	2,890	3.17	5,879	4.21

Total consumer loans	10,394	15.31	13,743	15.06	21,418	15.33

Total loans	72,435	106.66	97,774	107.16	146,212	104.66

Less:
Undisbursed loans in process	304	0.45	852	0.93	1,304	0.93
Unamortized loan origination fees, net of direct costs	35	0.05	31	0.03	49	0.04
Allowance for loan losses	4,185	6.16	5,650	6.19	5,152	3.69

Loans receivable, net	$67,911	100.00%	$91,241	100.00%	$139,707	100.00%

(1)	Includes loans held for sale.

Loan Maturity. The following table sets forth scheduled contractual amortization of loans at December 31, 2002 and the dollar amount of such loans scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year. All loans held for sale are also reported as due within one year.

	At December 31, 2002
	Real Estate		Consumer Loans	Commercial Business Loans	Total Loans
	Mortgage Loans	Construction Loans
	(In thousands)
Amounts due:
Within one year(1)	$7,688	$3,971	$4,741	$6,162	$22,562
After one year through three years	9,243	568	3,176	3,721	16,708
After three years through five years	13,169	418	2,320	1,793	17,700
After five years	15,043	—	157	265	15,465

Total	$45,143	$4,957	$10,394	$11,941	$72,435

Interest rate terms on amounts due after one year:
Fixed	$19,768	$788	$5,299	$4,331	$30,186
Adjustable	17,687	198	354	1,448	19,687

(1)	Includes loans held for sale.

Loan Originations, Sales and Purchases. The following table sets forth total mortgage loans originated, purchased, sold and repaid during the years indicated.

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Total mortgage loans at beginning of period	$65,972	$96,039	$98,316

Loans originated:
Single-family residential	28,811	26,794	24,576
Multi-family residential and commercial real estate	9,296	6,110	12,900
Construction loans	2,283	5,688	11,960

Total loans originated	40,390	38,592	49,436

Loans purchased:
Single-family residential	—	—	—
Other	—	—	752

Total loans purchased	—	—	752

Total loans originated and purchased	40,390	38,592	50,188

Loans sold:
Total whole loans sold	23,895	27,333	8,927
Total loans transferred in disposition of branches	7,599	—	—
Other	—	658	694

Total loans sold	31,494	27,991	9,621
Mortgage loan principal repayments	22,952	35,600	41,474
Other decrease	1,816	5,068	1,370

Total net loan decreases	56,262	68,659	52,465

Net loan activity	(15,872)	(30,067)	(2,277)

Total mortgage loans at end of period	$50,100	$65,972	$96,039

For a discussion regarding loans sold during 2002, see “Item 6. Management’s Discussion and Analysis or Plan of Operation.”

Schedule of Non-performing Assets. For the discussion and a table setting forth information with respect to the Bank’s nonperforming assets at the dates indicated, see “Item 6. Management’s Discussion and Analysis or Plan of Operation — Schedule of Nonperforming Assets.”

Allowance for Loan Losses. The following table sets forth an analysis of the Bank’s gross allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss actually realized has been charged or credited to current income.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Allowance at beginning of period	$5,650	$5,152	$1,400	$1,441	$1,584

Provision for loan losses	633	5,904	8,226	528	605

Recoveries:
Construction and land development	—	78	—	—	—
Residential real estate	148	42	—	2	—
Commercial real estate	50	4	—	—	—
Commercial business	573	128	30	114	1
Consumer and other	117	128	68	19	31

Total recoveries	888	380	98	135	32

Chargeoffs:
Construction and land development	(442)	(442)	(6)	—	—
Farmland	–	—	(75)	—	—
Residential real estate	(412)	(1,564)	(193)	(56)	(36)
Commercial real estate	(37)	(903)	(163)	(2)	—
Commercial business	(1,931)	(2,272)	(3,398)	(421)	(496)
Consumer and other	(164)	(605)	(737)	(225)	(248)

Total chargeoffs	(2,986)	(5,786)	(4,572)	(704)	(780)

Net chargeoffs	(2,098)	(5,406)	(4,474)	(569)	(748)

Balance at end of period	$4,185	$5,650	$5,152	$1,400	$1,441

Ratio of allowance to net loans outstanding at the end of the period	6.19%	6.25%	3.69%	0.90%	0.94%
Ratio of net chargeoffs to average loans outstanding during the period	2.84%	4.77%	2.94%	0.38%	0.47%

The following table sets forth the Bank’s allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2002		2001		2000		1999		1998
	Amount	As a % of Outstanding Loans in Category	Amount	As a % of Outstanding Loans in Category	Amount	As a % of Outstanding Loans in Category	Amount	As a % of Outstanding Loans in Category	Amount	As a % of Outstanding Loans in Category
	(Dollars in thousands)
Real estate mortgage loans:
Residential	$615	2.35%	$860	2.19%	$917	1.73%	$270	0.50%	$217	0.36%
Other	234	1.21	899	3.40	908	2.10	222	0.50	188	0.41
Consumer and commercial business	445	2.17	813	4.02	1,132	2.20	298	0.50	651	1.28
Impaired loans	1,287		2,747		1,310		200		—
Unallocated	1,604		331		885		410		385

Total allowance for loan losses	$4,185		$5,650		$5,152		$1,400		$1,441

Investment Activities.   The following table sets forth the cost and market values of the investment securities portfolio “available for sale” at the dates indicated.

	At December 31,
	2002			2001			2000
	Amortized Cost	Market Value	Percent of Portfolio(1)	Amortized Cost	Market Value	Percent of Portfolio(1)	Amortized Cost	Market Value	Percent of Portfolio(1)
	(Dollars in thousands)
Corporate bonds	$—	$—	—%	$1,012	$1,021	7.94%	$3,062	$2,997	66.64%
U.S. government and agency obligations	5,600	5,666	36.60	12,030	11,837	92.06	1,500	1,500	33.36
Mortgage-backed securities	9,769	9,816	63.40	—	—	—	—	—	—

Total	$15,369	$15,482	100.00%	$13,042	$12,858	100.00%	$4,562	$4,497	100.00%

(1)	Percentage of portfolio value computed based upon market value of securities.

The following table sets forth the contractual maturities and weighted average yields of the investment securities portfolio at December 31, 2002.

	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
U.S. government and agency obligations:
Due after one year through five years	$5,666	3.36%
Mortgage-backed securities:
Due after one year through five years	101	8.28%
Due in greater than five years through ten years	1,077	4.72%
Due in greater than ten years	8,638	5.29%

Total	$15,482	4.56%

The following table sets forth the cost and market values of the investment portfolio “held to maturity” at the dates indicated.

	At December 31,
	2002			2001			2000
	Amortized Cost	Market Value	Percent of Portfolio(1)	Amortized Cost	Market Value	Percent of Portfolio(1)	Amortized Cost	Market Value	Percent of Portfolio(1)
	(Dollars in thousands)
GNMA certificates	$—	$—	—%	$3,055	$3,094	94.58%	$3,152	$3,132	93.61%
FHLMC certificates	—	—	—	175	185	5.42	215	220	6.39

Total	$—	$—	—%	$3,230	$3,279	100.00%	$3,367	$3,352	100.00%

(1)	Percentage of portfolio value computed based upon amortized cost of mortgage-backed securities.

Deposit Activities and Other Sources of Funds

Jumbo Deposits. The following table indicates the amount of certificates of deposit and other deposits with balances of $100,000 or greater by time remaining until maturity as of December 31, 2002. Other deposits with balances of $100,000 or greater aggregated $4.3 million, and have been shown in the following table as having maturities of three months or less.

Amount
(In thousands)
Maturity period:
Three months or less	$5,146
Three through twelve months	5,735
Over twelve months	3,496

Total	$14,377

Deposit Flow. The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2002			2001			2000
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Noncertificate of deposit accounts(1):
Noninterest-bearing	$4,253	5.25%	$(1,970)	$6,223	5.25%	$(835)	$7,059	5.38%
NOW checking	6,765	8.35	(3,932)	10,697	9.01	(1,187)	11,884	9.06
Regular savings accounts	8,313	10.26	(3,157)	11,470	9.67	(1,083)	12,552	9.57
Money market deposit	4,619	5.70	200	4,419	3.72	963	3,456	2.63
Statement savings	2,243	2.77	(1,250)	3,493	2.94	600	2,893	2.20
Certificates of deposit(2)(3):
Fixed-rate certificates which mature:
Within one year	40,744	50.27	(30,996)	71,740	60.46	(2,318)	74,058	56.44
Within three years	8,825	10.89	(1,034)	9,859	8.31	(8,828)	18,687	14.24
After three years	5,286	6.51	4,523	763	0.64	134	629	0.48

Total	$81,048	100.00%	$(37,616)	$118,664	100.00%	$(12,554)	$131,218	100.00%

(1)	Includes accounts with balances of $100,000 and greater of $4.3 million, $3.5 million and $6.0 million at December 31, 2002, 2001 and 2000, respectively.
(2)	Includes certificates of deposit with balances of $100,000 and greater of $10.1 million, $16.5 million and $19.7 million at December 31, 2002, 2001 and 2000, respectively.
(3)	Includes IRA accounts of $5.3 million, $7.0 million and $7.7 million at December 31, 2002, 2001 and 2000, respectively.

Time Deposits by Rates. The following table sets forth time deposits classified by rates as of the dates indicated.

	At December 31,
	2002	2001	2000
	(In thousands)
0.45 – 2.00%	$12,175	$5,392	$—
2.01 – 4.00%	32,823	15,309	63
4.01 – 5.00%	5,252	15,709	5,944
5.01 – 6.00%	2,851	24,765	39,394
6.01 – 7.00%	1,683	20,639	41,342
7.01 or greater	71	548	6,631

Total	$54,855	$82,362	$93,374

The following table sets forth the amount and maturities of time deposits at December 31, 2002.

	Amount Due
Certificate Accounts	Less Than One Year	1–2 Years	2–3 Years	3–4 Years	After 4 Years	Total	Percent of Total
	(Dollars in thousands)
0.45– 2.00%	$11,105	$1,070	$—	$—	$—	$12,175	22.19%
2.01 – 4.00%	25,302	5,562	1,086	145	728	32,823	59.84
4.01 – 5.00%	1,150	207	346	228	3,321	5,252	9.57
5.01 – 6.00%	1,867	248	89	21	626	2,851	5.20
6.01 – 7.00%	1,249	27	190	111	106	1,683	3.07
7.01 – or greater	71	—	—	—	—	71	0.13

Total	$40,744	$7,114	$1,711	$505	$4,781	$54,855	100.00%

The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Beginning balance	$118,664	$131,218	$126,870

Net decrease before interest credited	(40,212)	(17,047)	(384)
Interest credited	2,596	4,493	4,732

Net increase (decrease) in deposits	(37,616)	(12,554)	4,348

Ending balance	$81,048	$118,664	$131,218

Borrowings.  The following table sets forth certain information regarding borrowings by the Company at the dates and for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$5,857	$24,008	$37,322
Securities sold under agreements to repurchase	—	—	1,508
Other borrowings(1)	2,000	825	2,000

(1)	Credit facilities from third party financial institutions and directors of the Company.

Item 2.  Description of Property

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2002. The net book value of the Bank’s investment in office, properties and equipment totaled $2.4 million at December 31, 2002. The properties are adequately insured and all in good condition.

Location	County	Year Opened	Building Owned/Leased	Land Owned/Leased	Building Square Footage
Main Office

102 South Court Street Florence, Alabama 35630	Lauderdale	1935	Owned	Owned	45,000

Branch Offices

5287 Highway 72 Killen, Alabama 35645	Lauderdale	1977	Owned	Owned	1,890

1027 Avalon Avenue Muscle Shoals, Alabama 35661	Colbert	1990	Owned	Owned	3,500

Item 3.  Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Bank, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations. See also, the discussion regarding the MOU and the Order under “Risk Factors — The Company is Restricted From Certain Activities Including Paying Dividends to Stockholders” and “— The Bank Has Entered Into a Consent Order With Regulators which Restricts Its Operations and The Expense of Compliance or Failure to Comply Could Have a Material Adverse Effect on the Company.”

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

Additional Item.  Executive Officers

Executive officers who are also directors are discussed in Part III, Item 9 hereof.

Additional executive officers of the Company are:

Roderick V. Schlosser was appointed Executive Vice President and Chief Financial Officer of the Company effective July 1, 2002. From April 15, 2002 through June 30, 2002, Mr. Schlosser served as Chief Financial Officer of the Company and the Bank in a consulting capacity, subject to regulatory non-objection which was received effective May 30, 2002. Mr. Schlosser is a certified public accountant who was with Secor Bank in Birmingham, Alabama from 1984 to 1991 during which time he served in various positions including Executive Vice President and Chief Financial Officer. Mr. Schlosser worked for Martin Industries in Florence, Alabama from 1992 until 2001 and was promoted to Chief Financial Officer during his tenure there. Mr. Schlosser served in a consulting capacity as Chief Financial Officer of Heritage Bank in Decatur, Alabama from 2001 until 2002.

Dennis Morgan was appointed Executive Vice President and Senior Lending Officer of the Company and the Bank on April 23, 2002. Mr. Morgan previously served in various commercial banking positions over the past 21 years with the local division of SunTrust Bank, the successor to the First National Bank of Florence. Most recently, Mr. Morgan served as the Senior Vice President of SunTrust since 1996.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Effective April 24, 2002, the common stock of First Southern Bancshares, Inc. is listed over-the-counter through the National Daily Quotation System “Pink Sheets,” published by the National Quotation Bureau, Inc. As of March 20, 2003, First Southern Bancshares, Inc. had 1,256,715 shares of common stock outstanding and 578 shareholders. The number of shareholders does not include the number of persons or entities who hold the stock in nominee or “street name.”

Bancshares’ ability to pay dividend depends primarily upon the Bank’s ability to pay dividends. The Bank’s ability to pay dividends is restricted by regulatory capital requirements, the required maintenance of a liquidation account established by First Federal Savings and Loan Association of Florence (which account was assumed by the Bank), and provisions of the Alabama Banking Code. The Company has discontinued all dividend payments on common stock for the foreseeable future. See “Note 14 to the Consolidated Financial Statements” and “Item 1. Description of Business — Regulation and Supervision of the Company and the Bank — The Bank — Dividends.”

The following table sets forth per share market prices for each quarter during the period January 1, 2001 through and including April 23, 2002 (during which time the Company’s common stock was listed on the Nasdaq National Market) and bid information (obtained from third party market makers and reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions) for each quarter during the period April 24, 2002 through December 31, 2002 for the Company’s common stock and corresponding quarterly dividends period per share.

	Year Ended December 31, 2002
	High	Low	Dividend
First quarter	$4.10	$2.12	$—
Second quarter	3.49	1.25	—
Third quarter	1.80	1.00	—
Fourth quarter	2.00	0.55	—

	Year Ended December 31, 2001
	High	Low	Dividend
First quarter	$8.50	$6.25	$—
Second quarter	7.33	5.95	—
Third quarter	6.88	3.90	—
Fourth quarter	5.00	2.55	—

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

The consolidated operating results of the Company include those of the Bank and Bancshares. All significant intercompany transactions and balances have been eliminated in consolidation. The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and advances from the FHLB and other financial institutions. Net earnings are also affected by non-interest income and non-interest expenses, such as compensation and benefits, building and occupancy expense, and provisions for federal and state taxes.

The discussion and analysis included herein covers those material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2001, as well as certain material changes in results of operations during the year ended December 31, 2002 as compared to 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

As discussed in “Risk Factors,” the Company has had a significant change in operating strategy and management since January 1, 2001. Primary emphasis was given to problem loan administration during 2001, which has continued into 2002. As a result of declining capital ratios, it has been management’s intent to reduce the overall size of the bank, raise additional capital and bring required capital ratios into compliance with the Order and regulatory guidelines.

Total assets decreased $35.8 million from $131.2 million at December 31, 2001 to $95.4 million at December 31, 2002. The decrease in total assets is primarily the result of the sale of the assets and the transfer of certain liabilities of branch offices located at 2727 Mall Drive, Florence, Alabama and 102 Bank Street, Rogersville, Alabama. The transaction included the sale of $9.1 million in loans and the transfer of $9.7 million in cash and cash equivalents. During the year ended December 31, 2002, net loans decreased $22.8 million, investment securities decreased $606,000, FHLB stock decreased $1.2 million, income tax receivable decreased $2.0 million, and cash and cash equivalents decreased $7.2 million.

Average earning assets decreased $32.1 million from $133.0 million for the year ended December 31, 2001 to $100.9 million for the year ended December 31, 2002. As a financial institution, the Bank’s primary earning asset is loans. Average accruing loans were $73.7 million for the year ended December 31, 2002 as compared to $113.3 million for the year ended December 31, 2001. Average accruing loans represented 73% of average earning assets for the year ended December 31, 2002.

Total liabilities decreased $36.5 million from $125.5 million at December 31, 2001 to $89.0 million at December 31, 2002. The sale of the branch offices included the transfer of $20.7 million in deposits. During the year ended December 31, 2002, deposits decreased $37.6 million. The decrease in deposits was partially offset by borrowings of approximately $1.3 million from certain of the Company’s directors.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Financial Condition.

Critical Accounting Policies

The accounting principles followed by the Company and the methods of applying these principles conforms with accounting principles generally accepted in the United States and with general practices followed by the banking industry. Critical accounting policies relate to investments, loans, allowance for loan losses, income taxes and stock-based compensation. These policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in Note 1, “Organization and Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements in Exhibit 99(c) of this Annual Report on Form 10-KSB.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2002 of $7.0 million, or 7.4% of total assets, decreased from $14.2 million, or 10.8% of total assets, at December 31, 2001. The Bank’s interest bearing balances of cash and cash equivalents decreased by $7.2 million during the year ended December 31, 2002, from $9.8 million at December 31, 2001 to $2.6 million at December 31, 2002. Interest bearing balances consist of FHLB overnight account balances.

The changes in the sources and uses of cash related to operating, investing and financing activities are disclosed in the Company’s “Consolidated Statements of Cash Flows” in Item 7 hereof.

Investment Securities

Investment securities available for sale increased $2.6 million from $12.9 million at December 31, 2001 to $15.5 million at December 31, 2002. The $2.6 million increase was the result of purchases of $10.4 million, a $297,000 increase in estimated fair values, and $211,000 in transfers from the held to maturity portfolio. These increases in investment securities available for sale were partially offset by proceeds from sales and maturities of $6.5 million and paydowns on mortgage-backed securities of $1.8 million. The Company recorded gains of $57,000 on the sale of investment securities available for sale.

Investment securities held to maturity decreased $3.2 million from $3.2 million at December 31, 2001 to $0 at December 31, 2002. The $3.2 million decrease in investment securities held to maturity was the result of proceeds from paydowns and a call on mortgage-backed securities of $3.1 million. Transfers to the available to sale portfolio of $211,000 also contributed to the decrease. The Company recorded gains of $59,000 resulting from a premium on the call of a mortgage-backed security.

Loans

The primary investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama.

As discussed in “Risk Factors,” the Company has had a significant change in operating strategy and management since January 1, 2001. Primary emphasis was given to problem loan administration during 2001, which has continued into 2002. As a result of declining capital ratios, it has been management’s intent to reduce the overall size of the bank, raise additional capital and bring required capital ratios into compliance with the Order and regulatory guidelines. Therefore, the loan portfolio decreased significantly during 2001 from $91.2 million at December 31, 2001 to $67.9 million at December 31, 2002.

For a table setting forth the information with respect to the composition of the Company’s loan portfolio for the last three years see “Item 1. Description of Business—Lending Activities.”

Total mortgage loans have declined $15.9 million to $50.1 million at December 31, 2002, from $66.0 million at December 31, 2001 as a result of payoffs, regular payments, charge-offs, transfers to real estate owned, and loan sales in connection with the sale of two branch offices. The decline in residential mortgage loans continues to be impacted by refinances due to low market rates. Although the Company directly originates residential mortgage loans, the majority of these loans have been sold in the secondary mortgage market as they are low, fixed rate, long-term loans. In managing the interest rate risk of the Bank, these loans are generally not desirable for the Bank’s portfolio. The Company does consider adjustable rate residential mortgage loans desirable; however, current market conditions have not generated a significant demand in the origination of this type of loan.

The Company’s combined commercial and consumer loan portfolio declined $9.5 million to $22.3 million at December 31, 2002 from $31.8 million at December 31, 2001. This decline is primarily the result of increased emphasis on collection efforts and credit quality on commercial business loans and consumer loans resulting in repayments, payoffs as a result of refinancing at other institutions and problem loan charge-offs. Loan sales in connection with the sale of two branch offices also contributed to the decrease. As noted previously, it is not management’s intention to curtail lending to the commercial business and consumer market sectors. However, the focus since January 1, 2001 has been on improving credit quality, granting primary attention to the existing portfolio and reevaluating policies and procedures rather than soliciting new business. As a result, new loan business has not offset the level of repayments.

As discussed in “Risk Factors,” the Board has hired an Executive Vice President and Senior Lending Officer and the Bank expects to increase loan originations and business development in future periods.

At December 31, 2002, the Company has no significant commitments to originate fixed-rate, portfolio loans. At December 31, 2002, the Company had commitments to originate variable rate loans, including unused commercial business and consumer lines of credit, and standby letters of credit as follows (dollars in thousands):

Commitments to extend credit	$304
Unused lines of credit	$4,062
Standby letters of credit	$—

Non-performing Assets

Non-performing assets include loans classified as non-accrual, loans contractually past due 90 days or more and foreclosed real estate and other repossessed assets. The Company’s policy is to classify loans as non-accrual and stop accruing interest when a loan is 90 days delinquent as to principal or interest unless collection of both is assured by collateral, guarantees or other security. Non-accruing loans are reviewed for impairment, and the Company has identified impaired loans based on estimated net realizable value and provided for possible loan loss allowances as discussed in “—Allowance for Loan Losses” and “—Comparison of Operating Results For the Years Ended December 31, 2002 and 2000—Provision for Loan Losses” below.

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

The following table sets forth non-performing assets at the dates indicated:

	At December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis(1):
Real estate:
1-4 unit residential	$1,076	$1,689	$471	$–	$132
Farmland	17	–	207	–	–
Commercial	1,978	3,542	747	–	–
Construction and land development	1,825	3,089	–	–	782
Commercial business	1,896	3,796	866	683	–
Consumer	49	102	96	–	–

Total	6,841	12,218	2,387	683	914

Accruing loans which were contractually past due 90 days or more:
Real estate:
1-4 unit residential	418	772	1,377	952	1,553
Commercial	17	315	–	59	243
Construction and land development	–	–	–	–	112
Commercial business	–	306	–	398	432
Consumer	100	2	23	158	105

Total	535	1,395	1,400	1,567	2,445

Total of nonaccrual and 90 days past due loans	7,376	13,613	3,787	2,250	3,359
Foreclosed real estate and other assets	697	1,234	1,070	918	710

Total non-performing assets	$8,073	$14,847	$4,857	$3,168	$4,069

Total loans delinquent 90 days or more to net loans	10.90%	15.06%	2.71%	1.44%	2.19%
Total loans delinquent 90 days or more to total assets	7.74%	10.37%	2.26%	1.26%	1.88%
Total non-performing assets to total assets	8.47%	11.31%	2.90%	1.77%	2.28%

(1)	At the dates indicated, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15. At December 31, 2002, the Bank had impaired loans within the meaning of SFAS No. 114 amounting to $6.8 million. With regard to non accrual, restructured and impaired loans, the gross interest income that would have been recorded in the year ended December 31, 2002, if the loans had been current in accordance with their terms and had both outstanding during the year or since origination, if held for part of period, is estimated by management to be $612,000. The amount of interest income on those loans that was included in net income for the period is $26,000.

Total non-performing assets decreased by $6.8 million during the year ended December 31, 2002 from $14.8 million at December 31, 2001 to $8.1 million at December 31, 2002. Non-accrual loans accounted for $5.4 million of this decrease while accruing loans which are contractually past due 90 days or more accounted for $860,000 of the decrease. Foreclosed real estate and other assets decreased $537,000 during the year ended December 31, 2002 from $1.2 million at December 31, 2001 to $697,000 at December 31, 2002. This decrease is primarily attributable to a net decrease in foreclosed real estate of $689,000 and a decrease in repossessed assets of $8,000 during the year ended December 31, 2002. At December 31, 2002, foreclosed real estate of $697,000 consists of 15 parcels of residential property and two parcels of commercial real estate. At December 31, 2002, the Company did not have any repossessed assets.

Included in non-performing assets are $6.8 million of impaired loans at December 31, 2002 compared to $12.8 million at December 31, 2001. The reduction is primarily the result of significant payments on eight different relationships that totaled $3.2 million. The reduction is also attributable to several loans being foreclosed and transferred to real estate owned. Impaired loans that were foreclosed totaled $755,000. In addition, three loans totaling $568,000 that were considered impaired at December 31, 2001 were returned to accruing status. Also, three commercial relationships totaling $1.6 million that were considered impaired at December 31, 2001 were charged off during the second and third quarters of 2002. There was approximately $1.3 million at December 31, 2002 in the allowance for loan losses specifically allocated to impaired loans versus $2.7 million at December 31, 2001.

Allowance for Loan Losses

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, regulatory classification of assets, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses decreased $1.5 million during the year ended December 31, 2002 to $4.2 million at December 31, 2002 from $5.7 million at December 31, 2001. The allowance for loan losses represented 6.2% and 6.2% of net loans receivable at December 31, 2002 and December 31, 2001, respectively. (See further discussion in “Provision for Loan Losses” below.)

In the opinion of management, the allowance for loan losses was adequate at December 31, 2002, to provide for potential loan losses in the loan portfolio at that date. Management is concerned about the further impact a decline in the local economy could have upon the Bank’s ability to improve the quality of its loan portfolio. While management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase or decrease the allowance in the future. Increases could have a material adverse affect on the Bank’s financial condition and results of operations. Losses ultimately confirmed will vary from original estimates and adjustments, as necessary, are made in the period in which these factors and other considerations become known.

For a table setting for the information with respect to the Company’s allowance for loan losses for the last five years see “Item 1. Description of Business — Lending Activities.”

Deposits, FHLB Advances and Other Notes Payable

Deposit balances decreased $37.7 million from $118.7 million at December 31, 2001 to $81.0 million at December 31, 2002. The $37.7 million decrease during year ended December 31, 2002 includes $20.7 million in deposits transferred as the result of the sale of the assets and the transfer of certain related liabilities of two branch offices during the third quarter of 2002. Prior to May 2002, management set rates on savings certificates lower than much of the competition in an effort to reduce the size of the Company, improve the Company’s cost of funds for deposits and maximize the use of excess cash held in the FHLB overnight account. As a result, the Company’s savings certificates decreased $11.1 million during the six months ended June 30, 2002 from $82.4 million at December 31, 2001 to $71.3 million at June 30, 2002. Beginning in May of 2002, management set more competitive rates and offered special term certificates to stabilize the deposit base. As a result, the Company’s savings certificates decreased only $2.1 million, net of the $14.3 million transferred as a result of the sale of two branches, from $71.3 million at June 30, 2002 to $54.9 million at December 31, 2002. Demand accounts decreased $10.1 million from $36.3 million at December 31, 2001 to $26.2 million at December 31, 2002. The $10.1 million decrease includes $6.4 million transferred as a result of the sale of two branches. The interest rate paid on the average balance of interest-bearing deposits decreased from 4.77% for the year ended December 31, 2001 to 3.05% for the year ended December 31, 2002.

At December 31, 2002, savings certificates amounted to $54.9 million, or 67.7% of the Company’s total deposits, including $40.7 million that were scheduled to mature in 2003. Management of the Company believes it has adequate resources to fund all loan commitments with savings deposits, available FHLB overnight account funds and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company’s borrowings from the FHLB decreased $124,000 from $5.9 million at December 31, 2001 to $5.7 million at December 31, 2002. Notes payable to banks remained constant at $750,000 for the year ended December 31, 2002. During 2002, the Company recorded $1.3 million in notes payable as a result of loans to the Company from certain directors of the Company. The Company contributed $1.0 million of the loan proceeds to the capital of the Bank and the remainder was used for debt service and general corporate purposes.

The borrowing ability of the Company (but not the Bank) is restricted under the MOU. See “Risk Factors—The Company Is Restricted From Certain Activities Including Paying Dividends to Stockholders.”

Stockholders’ Equity

Stockholders’ equity decreased $106,000 from $1.2 million at December 31, 2001 to $1.1 million at December 31, 2002. The decrease in stockholders’ equity was primarily the result of the $701,000 non-cash charge to retained earnings to record the accretion of redeemable preferred stock, including cumulative but unpaid dividends and incentive payments. This decrease in stockholders’ equity was offset by a net operating profit of $290,000, a $297,000 net unrealized gain on securities available for sale and $8,000 related to the issuance of stock warrants.

Capital is the primary tool used by regulators to monitor the financial health of insured banks and savings institutions. The Federal Reserve Board and the Federal Deposit Insurance Corporation have historically had similar capital adequacy guidelines involving minimum leverage capital and risk-based capital requirements. Federal Reserve Board regulations evaluate Bancshares capital compliance on a bank-only basis because Bancshares has total consolidated assets of less than $150 million. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Based on the risk-based capital rules and definitions prescribed by the banking regulators, should an institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions.

The Company and the Bank are subject to certain regulatory capital requirements. As a result of the MOU with the Federal Reserve Bank, the Company has adopted a capital restoration plan and capital and dividend policy. The Company is required to submit quarterly progress reports to the Federal Reserve. The MOU will remain in effect until modified or terminated by the Federal Reserve. As a result of the Consent Order with the FDIC and the Alabama State Banking Department, which became effective March 25, 2002, the Bank’s Tier 1 capital was required to equal or exceed 5.00% of total assets within 60 days from the effective date of the Order. Within 120 days of the effective date of the

Order and for as long as the Order remains in effect, the Bank’s Tier 1 capital must equal or exceed 7.00% of total assets. The Bank must develop and adopt a plan designed to meet and maintain the FDIC’s minimum risk-based capital requirements for each year in which the plan is in effect.

At December 31, 2002, the Bank’s regulatory capital ratios were as follows:

	Amount	Percentage of adjusted total assets
	(Dollars in thousands)
First Southern Bank:

Total capital (to risk-weighted assets)	$9,002	13.37%
To be well capitalized under the FDICIA prompt corrective action provisions	6,732	10.00%

Excess	$2,270	3.37%

Tier 1 Capital (to risk-weighted assets)	$8,120	12.06%
To be well capitalized under the FDICIA prompt corrective active provisions	4,039	6.00%

Excess	$4,081	6.06%

Tier 1 Capital (to average assets)	$8,120	8.37%
To be well capitalized under the FDICIA prompt corrective action provisions	4,853	5.00%

Excess	$3,267	3.37%

To be well capitalized, the Bank must maintain the capital ratios as set forth in the preceding table and not be subject to a capital order. As of December 31, 2002, the Bank would have been categorized as “well capitalized” under applicable regulatory guidelines but for the Order as previously discussed. However, as of December 31, 2002, the Bank is in compliance with the Order’s requirement of Tier 1 capital equal to or in excess of 7.00% and meets the minimum risk-based standards.

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

Additionally, Bancshares requires cash for various operating needs including debt service and general corporate expenses. The primary source of liquidity for Bancshares is borrowings from various sources. As discussed in “Risk Factors” section, the Bank is restricted from paying any dividends to Bancshares without prior written consent from the Regulators under terms of the Order. Additionally, Bancshares is restricted from borrowing without special regulatory approval under terms of the MOU. As a result, liquidity at the holding company level could become insufficient to support Bancshares’ need for funds.

During the fourth quarter of 2002, the Bank received written consent from the Regulators and paid a $200,000 dividend to Bancshares. Bancshares expects to use the proceeds for interest payments on debt and other corporate expenses through the first half of 2003.

The Bank’s FHLB credit availability program, which has a credit limit of 10% of the Bank’s assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB. Credit availability is limited to 85% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral. FHLB deposits may also secure FHLB borrowings. The requirement to pledge qualifying mortgages or investment securities for any additional borrowings from the FHLB limits the Company’s short-term liquidity. The Company’s liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings. At December 31, 2002, the Bank has pledged investment securities with a market value of $6.3 million to the FHLB to collateralize outstanding advances of $5.7 million.

The Company’s liquid assets, excluding pledged securities, decreased from $24.1 million, or 18.3% of total assets, at December 31, 2001 to $15.6 million, or 16.4% of total assets, at December 31, 2002. It is Management’s policy to maintain sufficient liquid assets to cover all foreseeable demands on cash.

In addition to the liquidity issues discussed above, as an insured institution as described in the Federal Deposit Insurance Act, the Bank is required to maintain “cash reserves” under guidelines established by the Federal Reserve. Depository institutions, as defined by the Federal Reserve, are required to maintain cash reserves for the purpose of facilitating the implementation of monetary policy of the Federal Reserve System. At December 31, 2002, the Bank’s qualifying funds of $805,000 exceeded the required reserve of $95,000.

COMPARISON OF OPERATING RESULTS FOR THE

YEARS ENDED DECEMBER 31, 2002 AND 2001

General

Consolidated net income before effect of cumulative dividends and premium accretion on preferred stock for the year ended December 31, 2002 was $290,000 as compared to a net loss of $7.9 million for the year ended December 31, 2001. Consolidated net loss applicable to common shareholders for the year ended December 31, 2002 was $411,000 as compared to a net loss of $7.9 million for the comparable period in 2001. Basic and diluted loss per common share for the year ended December 31, 2002 was $0.33 as compared to a basic and diluted loss per common share of $6.26 for the year ended December 31, 2001.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Operations.

Net Interest Income

Net interest income for the year ended December 31, 2002 was $3.1 million, a $670,000 decrease as compared to $3.8 million for the year ended December 31, 2001. The decrease in interest income on earning assets of $3.7 million exceeded the benefit of the $3.1 million decrease in interest expense on deposits and borrowings for the period.

The net interest margin increased from 2.85% for year ended December 31, 2001 to 3.09% for 2002.

Interest Income

Interest income for the year ended December 31, 2002 was $6.5 million compared to $10.2 million for the year ended December 31, 2001, representing a decrease of $3.7 million or 36.5%. The decrease was primarily attributable to the $32.1 million decrease in average interest-earning assets from $133.0 million for the year ended December 31, 2001 to $100.9 million for the comparable period in 2002. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 7.70% for the year ended December 31, 2001 to 6.45% for the year ended December 31, 2002. The lower yield is the result of lower market interest rates attributable to the late 2001 and 2002 rate reductions by the Federal Reserve Bank and a reduction in earning loans as a percentage of total earning assets.

Interest on loans receivable decreased $3.8 million from $9.3 million for the year ended December 31, 2001 to $5.5 million for the year ended December 31, 2002. The decrease is primarily due to the $39.6 million decrease in the average balance of total accruing loans from $113.3 million for the year ended December 31, 2001 to $73.7 million for the comparable period in 2002. The average yield on total accruing loans decreased from 8.24% for year ended December 31, 2001 to 7.49% for the comparable period in 2002.

Interest on investment securities increased $264,000 from $442,000 for the year ended December 31, 2001 to $706,000 for the comparable period in 2002. The increase is the result of the average balance of investment securities increasing $7.1 million from $7.4 million for the year ended December 31, 2001 to $14.5 million for the year ended December 31, 2002. The average yield on investment securities decreased from 5.96% for the year ended December 31, 2001 to 4.87% for the comparable period in 2002.

Other interest income includes earnings on the overnight account at the FHLB of Atlanta, FHLB stock dividends and earnings on fed funds sold. The $187,000 decrease in other interest income from $463,000 for the year ended December 31, 2001 to $276,000 for the year ended December 31, 2002 is due primarily to decreases in the average yields on FHLB stock and FHLB overnight account balances. The average yield on FHLB overnight account balances and fed funds sold decreased from 3.21% for the year ended December 31, 2001 to 1.73% for the comparable period in 2002.

Interest Expense

Interest expense for the year ended December 31, 2002 was $3.4 million compared to $6.5 million for the year ended December 31, 2001, representing a decrease of $3.1 million, or 47.4%.

Interest on deposits decreased $2.7 million from $5.6 million for the year ended December 31, 2001 to $2.9 million for year ended December 31, 2002. The average balance of interest-bearing deposits decreased $21.8 million from $118.2 million for the year ended December 31, 2001 to $96.4 million for the comparable period in 2002. The average cost of interest-bearing deposits decreased from 4.77% for the year ended December 31, 2001 to 3.05% for the comparable period in 2002.

Interest expense on FHLB advances and other borrowings decreased $365,000 to $453,000 for the year ended December 31, 2002 as compared to $818,000 for the year ended December 31, 2001. The average balance of FHLB advances and other borrowings decreased $6.2 million from $13.8 million for the year ended December 31, 2001 to $7.6 million for the year ended December 31, 2002. The average cost of FHLB advances and other borrowings increased from 5.92% for the year ended December 31, 2001 to 5.95% for the comparable period in 2002.

Provision for Loan Losses

The provision for loan losses is the cost of providing for anticipated future losses on loans. The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, the value of collateral and general economic factors.

The identification of problem loans within the Bank’s portfolio began with an internal investigation starting in the third quarter of 2000. Adversely classified assets have decreased from $27.9 million, or 21.2% of total assets at December 31, 2001 to $15.5, or 16.3% of total assets at December 31, 2002. Management continues to address the significant amount of problem loans. Although the Board and Management believe that the most significant problems have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status. Management is concerned about the further impact that a decline in the local economy may have upon the Bank’s ability to improve the quality of its loan portfolio.

Management recorded a provision for loan losses of $633,000 for the year ended December 31, 2002 as compared to $5.9 million for the year ended December 31, 2001. The $5.3 million decrease in the provision for the 2002 period is directly attributable to the significant decrease in adversely classified assets in 2002 and the decrease in net charge-offs. Net charge-offs decreased from $5.4 million for the year ended December 31, 2001 to $2.1 million for the comparable period in 2002.

Non-interest Income

Non-interest income increased $2.6 million from an expense of $170,000 for the year ended December 31, 2001 to $2.5 million for the year ended December 31, 2002. The increase in non-interest income was primarily attributable to the sale of the assets and the transfer of certain liabilities of two branch offices. The sale resulted in a premium on transfer of deposits of $1.4 million, a net gain on the sale of fixed assets of $255,000, and a net gain on the sale of loans of $10,000. Loan fees and service charges increased $96,000 from $704,000 for the year ended December 31, 2001 to $800,000 for the comparable period in 2002. Net gains on sale of investments increased $122,000 from a loss on sale of $6,000 for the year ended December 31, 2001 to a gain on sale of $116,000 for the comparable period in 2002. A $873,000 decrease in net losses on the sale of real estate owned from a net loss of $1.0 million for the year ended December 31, 2001 to a net loss of $141,000 for the year ended December 31, 2002 also contributed to the increase in non-interest income.

Non-interest Expense

Non-interest expense decreased $645,000 from $5.6 million for year ended December 31, 2001 to $4.9 million for year ended December 31, 2002. Insurance expense increased $75,000 from $237,000 for the year ended December 31, 2001 to $312,000 for the comparable period in 2002 due to increased FDIC insurance premiums. The FDIC assesses insurance premiums to each institution based both on the balance of insured deposits held during the previous two quarters as well as on the degree of risk the institution poses to the insurance fund. FDIC insurance premiums totaled $250,000 for the year ended December 31, 2002 as compared to $172,000 for the same period in 2001. This increase in non-interest expense was more than offset by decreases in compensation and employee benefits, building and occupancy expense, data processing expense, advertising expense, and other non-interest expense. Other non-interest expenses decreased $509,000 from $1.7 million for the year ended December 31, 2001 to $1.1 million for the comparable period in 2002. Other non-interest expense decreased as a result of decreases in FHLB advance prepayment penalties, professional fees and other loan expenses. Other non-interest expense for the year ended December 31, 2001 included $276,000 in FHLB advance prepayment penalties as compared to no prepayment penalties for the comparable period in 2002.

Income Taxes

The Company recorded an income tax benefit for the year ended December 31, 2002 of $272,000 as compared to an income tax provision of $12,000 for the year ended December 31, 2001. The income tax provision of $12,000 on a pre-tax loss of $7.9 million for the year ended December 31, 2001 resulted primarily from the creation of a valuation allowance for the Bank’s net deferred tax assets that more than offsets the carryback benefits available for 2001. The 2002 benefit of $272,000 on a pre-tax income of $18,000 reflects the effect of permanent book/tax differences and the exclusion of the effect of deferred items on the income tax provision for the period. As discussed earlier, a valuation allowance for all of the Company’s net deferred tax assets remains in place as of December 31, 2002. As a result, the income tax benefit for the year ended December 31, 2002, reflects the Federal loss carryback benefit available from 1999 for the 2002 loss for tax purposes.

Cumulative Dividends and Premium Accretion

The Company recorded $701,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding during the year ended December 31, 2002. The $701,000 charge to retained earnings for the year ended December 31, 2002 included cumulative but unpaid dividends of $255,000, premium accretion of $125,000, and accrued incentive payments of $321,000.

Item 7.  Financial Statements

The consolidated financial statements are incorporated by reference into this Form 10-KSB from the following pages of Exhibit 99 of this Form 10-KSB. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes.

Independent Auditors’ Report of Kraft Bros., Esstman, Patton & Harrell, PLLC

Consolidated Statements of Financial Condition, December 31, 2002 and 2001

Consolidated Statements of Operations For the Years Ended December 31, 2002 and 2001

Consolidated Statements of Shareholders’ Equity For the Years Ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows For the Years Ended December 31, 2002 and 2001

Notes to Consolidated Financial Statements

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure that have not been previously reported by the Company.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information contained under the section captioned “Proposal 1 — Election of Directors” in the Proxy Statement is incorporated herein by reference. For information concerning the executive officers of the Bank, see “Item I — Description of Business — Executive Officers.” The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Item 10.  Executive Compensation

The information contained under the section captioned “Proposal 1 — Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” of the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the sections captioned “Stock Ownership” of the Proxy Statement.

(c)	Changes in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	127,498	$4.78	71,304

Equity compensation plans not approved by security holders	50,000	$1.00	—

Total	177,498	$3.71	71,304

Item 12.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors” and “Transactions With Management” of the Proxy Statement.

PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a)	Exhibits

3(a)	Certificate of Incorporation of the Company(1)
3(b)	Certificate of Amendment of Certificate of Incorporation(2)
3(c)	Bylaws of the Company(1)
3(d)	Amendment to Bylaws, dated September 10, 1998(3)
4(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock(4)
4(b)	Certificate of Designation of the Preference and Rights of the Series B Preferred Stock(4)
10(a)	1996 Stock Option Plan of the Company(5)
10(b)	1996 Management Recognition and Development Plan of the Company(5)
10(c)	Employment Agreement with Robert C. Redd(6)
10(d)	Amended and Restated Employment Agreement with Billy Jack Johnson, Jr., as amended
10(e)	Stock Option Agreement with Billy Jack Johnson, Jr.
10(f)	Employment Agreement with Roderick Vance Schlosser, as amended
10(g)	Stock Option Agreement with Roderick Vance Schlosser
10(h)	Employment Agreement with Dennis Morgan
10(i)	Stock Option Agreement with Dennis Morgan
11	Statement Re: Computation of Per Share Earnings(7)
21	Subsidiaries of the Registrant
23	Consent of Kraft Bros., Esstman, Patton & Harrell, PLLC
99(a)	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99(b)	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99(c)	Consolidated Financial Statements and Notes to Consolidated Financial Statements

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 33-87384), as subsequently amended.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 1997.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1998.
(4)	Incorporated by reference to the Company’s Form 8-K dated August 31, 2001.
(5)	Incorporated by reference to the Company’s Proxy Statement for the 1996 Annual Meeting of Stockholders.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2001.
(7)	Incorporated by reference to Note 1 of the Notes to Consolidated Financial Statements.

(b)	Report on Form 8-K

The Registrant filed a Form 8-K on December 18, 2002 announcing the restatement of previously reported results of operations for the first and second quarters ended March 31, 2002 and June 30, 2002 and for the six months ended June 30, 2002.

Item 14.  Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.  The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)    Changes in internal controls.  The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

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

By:	/s/ B. Jack Johnson	April 15, 2003
B. Jack Johnson Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ J. Acker Rogers	April 15, 2003
J. Acker Rogers Chairman of the Board

By:	/s/ Roderick V. Schlosser	April 15, 2003
Roderick V. Schlosser Executive Vice President and Chief Financial Officer (principal accounting and financial officer)

By:	/s/ James E. Bishop	April 15, 2003
James E. Bishop Director

By:	/s/ Robert Walker	April 15, 2003
Robert Walker Director

By:	/s/ Steve McKinney	April 15, 2003
Steve McKinney Director

By:	/s/ S. Greg Beadle	April 15, 2003
S. Greg Beadle Director

CERTIFICATION

I, B. Jack Johnson, certify, that:

1.	I have reviewed this annual report on Form 10-KSB of First Southern Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ B. JACK JOHNSON
B. Jack Johnson President and Chief Executive Officer

CERTIFICATION

I, Roderick V. Schlosser, certify, that:

1.	I have reviewed this annual report on Form 10-KSB of First Southern Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ RODERICK V. SCHLOSSER
Roderick V. Schlosser Executive Vice President and Chief Financial Officer