Form 10QSB
period 2003-03-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 2003-05-15
CIK 934302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-QSB

(Mark One)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the quarterly period ended March 31, 2003

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
________________________

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,256,715 shares of $.01 par value common stock as of May 15, 2003.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
INDEX

Part I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Statements of Financial Condition (unaudited)	1
	Consolidated Statements of Operations (unaudited)	2
	Consolidated Statements of Stockholders' Equity (unaudited)	3-4
	Consolidated Statements of Cash Flows (unaudited)	5
	Selected Notes to Consolidated Financial Statements (unaudited)	6-7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-17

Item 3	Controls and Procedures	18

Part II	Other Information

	ITEM 1 - Legal Proceedings	19
	ITEM 2 - Changes in Securities and Use of Proceeds	19
	ITEM 3 - Defaults Upon Senior Securities	19
	ITEM 4 - Submission of Matters to a Vote of Security Holders	19
	ITEM 5 - Other Information	19
	ITEM 6 - Exhibits and Reports on Form 8-K	19

	Signatures	20

	Certifications	21-22

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)
	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$ 7,644	$ 7,011
Investment securities available for sale, at fair value	15,251	15,482
Loans held for sale	486	271
Loans receivable, net	67,670	67,640
Premises and equipment, net	2,331	2,352
Federal Home Loan Bank stock, at cost	684	684
Accrued interest receivable	528	593
Income taxes receivable	347	347
Foreclosed real estate	763	697
Other assets	295	275
Total assets	$ 95,999	$ 95,352
	========	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Demand accounts	$ 27,213	$ 26,193
Certificate accounts	54,172	54,855
Total deposits	81,385	81,048
Advances from Federal Home Loan Bank	5,732	5,738
Notes payable to banks	750	750
Note payable to directors	1,250	1,250
Other liabilities	343	232
Total liabilities	89,460	89,018
Commitments and contingencies	--	--
Redeemable Preferred stock, $.01 par value:
Series A - 250,000 shares authorized; 160,350 issued and outstanding; 4% cumulative dividends initially, increasing after five years (aggregate future redemption value $3,528 plus cumulative dividend arrearages and incentive payment of $597)	4,071	3,969
Series B - 56,000 shares authorized; 47,775 issued and outstanding; 6% cumulative dividends initially, increasing after three years (aggregate future redemption value $1,283 plus cumulative dividend arrearages of $95)	1,258	1,221
Total redeemable preferred stock	5,329	5,190
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 4,000,000 shares authorized; 2,076,969 shares issued and 1,256,715 outstanding	21	21
Common stock warrants, 50,000 outstanding at $1 per share as of March 31, 2003	8	8
Additional paid-in capital	11,407	11,407
Retained earnings-substantially restricted	1,119	1,076
Net unrealized gain on securities available for sale	136	113
Treasury stock, at cost	(11,481)	(11,481)
Total stockholders' equity	1,210	1,144
Total liabilities and stockholders' equity	$ 95,999	$ 95,352
	========	========

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)
	Three Months Ended March 31,
	2003	2002
Interest income:
Loans	$ 1,196	$ 1,563
Investment securities	128	203
Other	19	78
Total interest income	1,343	1,844
Interest expense:
Deposits	446	973
Federal Home Loan Bank advances and other	110	105
Total interest expense	556	1,078
Net interest income	787	766
Provision for (recovery of) loan losses	(200)	170
Net interest income after provision for (recovery of) loan losses	987	596
Noninterest income:
Loan fees and service charges	196	204
Net gains on sale of real estate owned and other assets	27	10
Other	7	9
Total noninterest income	230	223
Noninterest expense:
Compensation and employee benefits	505	605
Building and occupancy expense	132	135
Data processing expense	104	118
Advertising	5	3
FDIC insurance expense	39	57
Professional fees	134	241
Other	116	147
Total noninterest expense	1,035	1,306
Income (loss) before income taxes	182	(487)
Income tax expense	--	--
Net income (loss)	182	(487)
Cumulative dividend arrearages and premium accretion on preferred stock	139	285
Basic income (loss) applicable to common shareholders	$ 43	$ (772)
	=========	=========
Basic earnings (loss) per common share	$ 0.03	$ (0.61)
	=========	=========
Diluted earnings (loss) per common share	$ 0.03	$ (0.61)
	=========	=========
Dividends per common share	$ --	$ --
	=========	=========

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands, except share data)
(Unaudited)

Common Stock
	Issued		In Treasury		Warrants
	Shares	Amount	Shares	Amount	Shares	Amount

Balances at January 1, 2002	2,076,969	$ 21	(820,254)	$ (11,481)	--	$ --
Net income for the year ended December 31, 2002	--	--	--	--	--	--
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	--	--	--	--
Total comprehensive income	--	--	--	--	--	--
Issuance of common stock warrants	--	--	--	--	50,000	8
Accretion and dividends accrued on redeemable preferred stock - Series A	--	--	--	--	--	--
Accretion and dividends accrued on redeemable preferred stock - Series B	--	--	--	--	--	--
Net change for the year	--	--	--	--	50,000	8
Balances at December 31, 2002	2,076,969	21	(820,254)	(11,481)	50,000	8

Net income for the three months ended March 31, 2003	--	--	--	--	--	--
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	--	--	--	--
Total comprehensive income	--	--	--	--	--	--
Accretion and dividends accrued on redeemable preferred stock - Series A	--	--	--	--	--	--
Accretion and dividends accrued on redeemable preferred stock - Series B	--	--	--	--	--	--
Net change for the year	--	--	--	--	--	--
Balances at March 31, 2003	2,076,969	$ 21	(820,254)	$ (11,481)	50,000	$ 8
	======	======	======	=========	=====	=====

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands, except share data)
(Unaudited)

	Additional Paid-In Capital	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances at January 1, 2002	$ 11,407	$ 1,487	$ (184)	$ 1,250
Net income for the year ended December 31, 2002	--	290	--	290
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	297	297
Total comprehensive income	--	--		587
Issuance of common stock warrants	--	--	--	8
Accretion and dividends accrued on redeemable preferred stock - Series A	--	(510)	--	(510)
Accretion and dividends accrued on redeemable preferred stock - Series B	--	(191)	--	(191)
Net change for the year	--	(411)	297	(106)
Balances at December 31, 2002	11,407	1,076	113	1,144

Net income for the three months ended March 31, 2003	--	182	--	182
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	23	23
Total comprehensive income	--	--	--	205
Accretion and dividends accrued on redeemable preferred stock - Series A	--	(102)	--	(102)
Accretion and dividends accrued on redeemable preferred stock - Series B	--	(37)	--	(37)
Net change for the year	--	43	23	66
Balances at March 31, 2003	$ 11,407	$ 1,119	$ 136	$ 1,210
	=====	=====	=====	=====

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 182	$ (487)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	43	60
Provision for (recovery of) loan losses	(200)	170
Amortization/accretion of premiums/discounts on investments	33	5
Amortization of deferred loan fees	(3)	(9)
Gains on sale of real estate owned	(27)	(10)
Noncash compensation	--	20
(Increase) decrease in:
Loans held for sale	(215)	231
Accrued interest receivable	65	148
Other assets	(20)	(38)
Increase (decrease) in:
Other liabilities	111	158
Net cash provided by (used in) operating activities	(31)	248

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in total loans	(166)	8,667
Proceeds from repayments on mortgaged backed securities	1,938	206
Proceeds from sale or call of investments	600	--
Proceeds from sale of real estate owned	300	394
Acquisition of investment securities	(2,317)	--
Acquisition of premises and equipment	(22)	--
Net cash provided by investing activities	333	9,267

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	337	(5,631)
Repayment of advances from FHLB	(6)	(38)
Proceeds from notes payable to directors	--	1,000
Net cash provided by (used in) financing activities	331	(4,669)
INCREASE IN CASH AND CASH EQUIVALENTS	633	4,846
Cash and cash equivalents at beginning of period	7,011	14,230
Cash and cash equivalents at end of period	$ 7,644	$ 19,076
	=======	=======
SUPPLEMENTAL INFORMATION FOR CASH FLOW:
Noncash transactions:
Increase in net unrealized gain on securities available for sale	$ (23)	$ (49)
Loans foreclosed and transferred to real estate owned	$ 339	$ 918
Cash paid during the period for:
Interest	$ 550	$ 1,081
Income taxes	$ --	$ --

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements as of March 31, 2003 and for the three months ended March 31, 2003 include the accounts of the Registrant, First Southern Bancshares, Inc. ("Bancshares"), and its wholly-owned subsidiary, First Southern Bank (the "Bank").  All significant intercompany balances and transactions have been eliminated in consolidation.  Bancshares and the Bank are collectively referred to herein as the "Company".

The March 31, 2003 and 2002 interim financial statements included in this report have been prepared by the Company without audit.  In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the March 31, 2003 and 2002 interim financial statements.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.  The December 31, 2002 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002.  Such Consolidated Statement of Financial Condition included therein was audited and received an unqualified opinion.  Although the auditor's report on the Company's financial statements for the year ended December 31, 2002 was unqualified, the auditor's report includes an additional paragraph alerting the user of the financial statements that they were prepared assuming the Company will continue as a going concern.

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

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period adjusted for the effect of dilutive convertible securities. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

	Three months ended March 31,
	2003	2002
Average number of common shares issued	2,076,969	2,076,969
Average number of treasury shares	(820,254)	(820,254)
Average number of common shares outstanding used to calculate earnings per share	1,256,715	1,256,715
Dilutive effect of warrants	16,887	--
Dilutive effect of options (1)	--	--
Conversion of Series B preferred stock and accrued dividends (1)	--	--
Average number of common shares outstanding used to calculate diluted earnings per share	1,273,602	1,256,715
	========	========
(1) During 2003 and 2002, stock options and Series B preferred stock have an anti-dilutive effect and, accordingly, are not included in the calculation.

NOTE 3 - FHLB DEBT AND LIQUIDITY

The Bank's FHLB credit availability program, which has a credit limit of 10% of the Bank's assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB.  Credit availability is limited to 85% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral. FHLB deposits may also collateralize FHLB borrowings.  The requirement to pledge qualifying mortgages and investment securities for any additional borrowings from the FHLB limits the Company's short-term liquidity. The Company's liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings.  At March 31, 2003, the Bank has pledged investment securities with a market value of  $5.6 million to the FHLB to collateralize outstanding advances of $5.7 million.  Subsequent to March 31, 2003, the Bank pledged an additional security with a market value of $992,000.

NOTE 4 - COMMITMENTS

At March 31, 2003, the Company had $1.2 million of outstanding net loan commitments, $4.1 million of unused lines of credit, and $35,000 of standby letters of credit.

NOTE 5 - CONTINGENCIES AND SUBSEQUENT EVENTS

Bancshares and the Bank are subject to certain regulatory capital requirements. As a result of the Memorandum of Understanding ("MOU") with the Federal Reserve Bank, the Company has adopted a capital restoration plan and capital and dividend policy. The Company is required to submit quarterly progress reports to the Federal Reserve. The MOU will remain in effect until modified or terminated by the Federal Reserve. At March 31, 2003, Bancshares believes it is in material compliance with the MOU.

As a result of a Consent Order ("the Order") with the FDIC and the Alabama State Banking Department, which became effective March 25, 2002, the Bank's Tier 1 capital must equal or exceed 7.00% of total assets for as long as the Order remains in effect.  At March 31, 2003, the Bank's Tier 1 capital was 8.75% of total assets and in compliance with the Order.   The Bank has developed and adopted a plan designed to meet and maintain the FDIC's minimum risk-based capital requirements.

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

In April 2002, the Company received a Nasdaq Staff Determination which indicated that it failed to comply with the audited financial statement requirement for continued listing set forth in Marketplace Rule 4310(c)(14), as well as the net tangible asset requirement and the stockholders' equity requirement for continued listing as set forth in Marketplace Rule 4450(a)(3). Accordingly, the Company's common stock was delisted from the Nasdaq National Market effective at the opening of business on April 24, 2002.

On April 15, 2003, the Company filed an amended Form 10-KSB for the year ended December 31, 2001, which included a restated independent auditors' report dated February 28, 2003, which expressed an unqualified opinion on the Company's Consolidated Financial Statements for the year ended December 31, 2001.  Based on events occurring subsequent to the originally issued report, management requested that the independent auditors reconsider their previous report in accordance with provisions of professional auditing standards.  The auditors were able to comply.  Although the auditor's reports on the Company's financial statements at and for the years ended December 31, 2001 and 2002 were unqualified, the auditor's reports include an additional paragraph alerting the user of the financial statements that they were prepared assuming the Company will continue as a going concern.

On May 1, 2003, the Bank requested written consent from the Regulators to pay a $250,000 dividend to Bancshares.  To date, the request is still pending.

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

The consolidated operating results of the Company include those of the Bank and Bancshares.  All significant intercompany transactions and balances have been eliminated in consolidation.  The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and advances from the Federal Home Loan Bank ("FHLB") and other sources.   Net earnings are also affected by non-interest income and non-interest expense, such as loan fees, compensation and benefits, building and occupancy expense, and other expenses.

The discussion and analysis included herein covers material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2002, as well as certain material changes in results of operations during the three months ended March 31, 2003 as compared to the same period in 2002.

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

RISK FACTORS

The Company's Common Stock Has Been Delisted From the Nasdaq National Stock Market.

Under Marketplace Rule 4310(c)(14), annual reports filed with Nasdaq must contain certified financial statements.  The Company's original form 10-KSB for the year ended December 31, 2001 contained a disclaimer opinion, attributable to doubts about the Company's ability to continue as a going concern, which does not fulfill Nasdaq's filing requirements.  Accordingly, the Company's securities became delisted from the Nasdaq Stock Market at the opening of business on April 24, 2002.  The Company's common stock is ineligible for quotation on the Nasdaq SmallCap Market and the OTC Bulletin Board because the Company was not deemed to be current with its periodic securities filing requirements as a result of the issuance of the disclaimer.  However, the common stock is eligible for quotation on the "Pink Sheets," a quotation service for over-the-counter securities, by participating brokers.  The Company does not expect to re-list its common stock on Nasdaq in the foreseeable future.

The Company Is Restricted from Certain Activities Including Paying Dividends to Stockholders.

Effective July 6, 2001, the Company entered into a MOU with the Federal Reserve Bank of Atlanta.  The MOU prohibits the Company from incurring any additional debt without the prior written approval of the Federal Reserve Bank.  The MOU also prohibits the Company from declaring or paying any dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank.  The Company has adopted a capital plan and capital and dividend policy in compliance with the provisions of the MOU.  The Company is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta.  The MOU will remain in effect until modified or terminated by the Federal Reserve Bank.  At March 31, 2003, the Company believes it was in material compliance with the MOU.

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

The Order outlines specific capital adequacy benchmarks that the Bank must satisfy.  Within 60 days from the effective date of the Order, the Bank's Tier 1 capital was required to equal or exceed 5.00% of total assets.  Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank's Tier 1 capital must equal 7.00% of total assets.   At March 31, 2003, the Bank's Tier 1 capital was 8.75% of total assets and in compliance with the Order.  The Bank has developed and adopted a plan designed to meet and maintain the FDIC's minimum risk based capital requirements.

The Order also imposes specific asset quality measures on the Bank.  Among these is the requirement to reduce (by charge-off, collection or removal from adverse classification with the consent of the Regulators) the level of assets classified "substandard" and "doubtful" by the Regulators in connection with their 2001 examination to not more than $20 million by August 31, 2002, to not more than $15 million by February 28, 2003, and to not more than $6 million by August 31, 2003.  At March 31, 2003, the balance of assets classified "substandard" and "doubtful" by the Regulators in 2001 was $9.8 million and in compliance with the Order.

The issuance of the Order follows previously disclosed written assurances by the Bank to the Alabama State Banking Department in August 2001, which written assurances were superseded by the Order, and addressed many of the same matters contained in the Order.  Although the Bank cannot assure its compliance with all of the requirements of the Order within the prescribed time frames, the Bank believes it has satisfied the requirements to date.  The Order requires the Bank to submit periodic written reports to the Regulators detailing compliance with the terms of the Order.  Violation of the Order may give rise to enforcement proceedings, including the termination of deposit insurance or imposition of civil money penalties against the Bank and/or its institution-affiliated parties or removal and prohibition orders against institution-affiliated parties.

The Company Has Had a Significant Change in Operating Strategy and Management since January 1, 2001, and There Can Be No Assurance that the New Strategy or Management Will Result in Improved Financial Condition or Net Income.

From 1995 to 2000, the Bank focused its efforts in growing its commercial loan portfolio.  However, as a result of a decline in the quality of the Bank's loan portfolio, related reductions in Bank capital, the previously reported fraud involving certain commercial loans and other operational factors, the Board of Directors and management have reevaluated its lending strategy.  The Board of Directors and management have actively taken steps to improve the underwriting and credit administration practices of the Bank in order to improve its overall asset quality.  New policies with respect to loan originations have been formulated which should enhance the quality of future production.  While it was not Management's intent to curtail the origination of new loans, primary emphasis during 2001 and 2002 was given to problem loan administration.

Effective, January 31, 2001 Charles L. Frederick, Jr. resigned as Chairman, President, Chief Executive Officer and Director of both the Company and the Bank.  J. Acker Rogers, Chairman of the Board, served as Acting President and Acting Chief Executive Officer of the Company and the Bank until Robert C. Redd was elected President and Chief Executive Officer of the Company and the Bank effective March 5, 2001.  He was also appointed to the Board of Directors of the Company and the Bank.  The Company and Mr. Redd mutually agreed to terminate the employment agreement effective March 31, 2002, and Mr. Redd resigned as the President, Chief Executive Officer and Director of the Company and the Bank effective April 2, 2002.  During the second quarter of 2001, the Company hired B. Jack Johnson as Executive Vice President and Senior Lending Officer to oversee the administration of the Bank's loan portfolio with primary emphasis on improving overall credit quality of the portfolio.

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

FINANCIAL CONDITION AND CAPITAL RESOURCES

General

Total assets increased $647,000, or 0.7%, from $95.4 million at December 31, 2002 to $96.0 million at March 31, 2003.  The increase in total assets was primarily the result of increases of $633,000 in cash and cash equivalents and $215,000 in loans held for sale.  These increases were partially offset by a $231,000 decrease in investment securities.

Average earning assets decreased $25.5 million from $110.8 million for the three months ended March 31, 2002 to $85.3 million for the three months ended March 31, 2003.  As a financial institution, the Bank's primary earning asset is loans.  Average accruing loans were $65.8 million for the three months ended March 31, 2003 as compared to $80.4 million for the same period during 2002.  Average accruing loans represented 77% of average earning assets for the three months ended March 31, 2003.

Total liabilities increased $442,000 from $89.0 million at December 31, 2002 to $89.5 million at March 31, 2003.  During the three months ended March 31, 2003, deposits increased $337,000 from $81.0 million at December 31, 2002 to $81.4 million at March 31, 2003.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Financial Condition.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2003 of $7.6 million, or 8.0% of total assets, increased from $7.0 million, or 7.4% of total assets, at December 31, 2002.  The Bank's interest bearing balances of cash and cash equivalents increased by $1.9 million during the three months ended March 31, 2003, from $2.6 million at December 31, 2002 to $4.5 million at December 31, 2002.  Interest bearing balances consist of FHLB overnight account balances.

The changes in the sources and uses of cash related to operating, investing and financing activities are reflected in the Company's "Consolidated Statement of Cash Flows".

Investment Securities

Investment securities available for sale decreased $231,000 from $15.5 million at December 31, 2002 to $15.3 million at March 31, 2003. The $231,000 decrease was the result of proceeds of $1.9 million from paydowns on mortgage-backed securities and proceeds of $600,000 from the call of an agency bond.  These decreases in investment securities available for sale were primarily offset by purchases of $2.3 million.

Loans

The primary investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama.

As discussed in "Risk Factors," the Company has had a significant change in operating strategy and management since January 1, 2001.  Primary emphasis was given to problem loan administration during 2001 and 2002.  As a result of declining capital ratios, it was management's intent to reduce the overall size of the Bank, raise additional capital and bring required capital ratios into compliance with regulatory guidelines.  Therefore, the Bank's loan portfolio decreased significantly from $139.7 at December 31, 2000 to $67.7 million at March 31, 2003.

The size of the loan portfolio has increased during the three months ended March 31, 2003.  Net loans increased $30,000 from $67.6 million at December 31, 2002 to $67.7 million at March 31, 2003.  A comparison of the Bank's loan portfolio at March 31, 2003 and December 31, 2002 is shown below.
	At March 31, 2003		At December 31, 2002
	Amount	Percent	Amount	Percent
Mortgage loans:	(Dollars in thousands)
Residential	$ 31,060	45.90%	$ 30,216	44.67%
Commerical	19,907	29.42	19,613	29.00
Total mortgage loans	50,967	75.32	49,829	73.67
Commercial business loans	11,261	16.64	11,941	17.65
Consumer loans	10,273	15.18	10,394	15.37
Total loans	72,501	107.14	72,164	106.69
Less:
Undisbursed loans in process	749	1.10	304	0.45
Unamortized loan fees	44	0.07	35	0.05
Allowance for loan losses	4,038	5.97	4,185	6.19
Net loans receivable	$ 67,670	100.00%	$ 67,640	100.00%
	======	======	========	========

Total mortgage loans increased $1.2 million, or 2.3%, to $51.0 million at March 31, 2003, from $49.8 million at December 31, 2002.  Although the Bank directly originates residential mortgage loans, the majority of these loans have been sold in the secondary mortgage market as they are low, fixed rate, long-term loans.  In managing the interest rate risk of the Bank, these loans are generally not desirable for the Bank's portfolio as compared to adjustable rate residential mortgage loans. The $1.2 million increase in mortgage loans was primarily the result of originations of adjustable rate loans that adjust annually after the first adjustment that is typically between five and seven years.  These originations more than offset the increased level of repayments resulting from refinances due to low market interest rates.

The Bank's combined commercial and consumer loan portfolio decreased $801,000, or 3.6%, to $21.5 million at March 31, 2003 from $22.3 million at December 31, 2002 as new loan business has not offset the increased level of repayments.  It is not management's intention to curtail lending to the commercial business and consumer market sectors.

As discussed in "Risk Factors,"the Board has hired an Executive Vice President and Senior Lending Officer and the Bank expects to increase loan originations and business development in future periods.

The following table sets forth the Company's commitments to originate loans, including unused commercial business and consumer lines of credit, and standby letters of credit:

	Contract or notional amount
	March 31, 2003	December 31, 2002
Financial instruments and contract amounts which represent credit risk:
Commitments to extend credit	$ 1,221	$ 304
Unused lines of credit	4,072	4,062
Standby letters of credit	35	--

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

The following table sets forth non-performing assets at the dates indicated:
	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$ 6,203	$ 6,841
Accruing loans which are contractually past due 90 days or more	12	535
Total of non-accrual and 90 days past due loans	6,215	7,376
Foreclosed real estate and other repossessed assets	763	697
Total non-performing assets	$ 6,978	$ 8,073
	=======	=======

Total non-performing assets decreased by $1.1 million, or 13.6%, during the three months ended March 31, 2003, from $8.1 million at December 31, 2002 to $7.0 million at March 31, 2003.  The decrease is primarily the result of a $638,000 decrease in non-accrual loans and a $523,000 decrease in accruing loans that are contractually past due 90 days or more.  The decrease in non-accrual loans results from two loans that were reworked totaling $394,000, one loan that was paid-in-full totaling $172,000, and one loan that was reduced by $65,000 through collateral liquidation.  Foreclosed real estate and other assets increased $66,000 during the three months ended March 31, 2003 from $697,000 at December 31, 2002 to $763,000 at March 31, 2003.  At March 31, 2003, foreclosed real estate of $763,000 consists of eight parcels of residential property and one parcel of commercial real estate.  At March 31, 2003, the Company did not have any other repossessed assets.

Included in non-performing assets are $6.2 million of impaired loans at March 31, 2003 compared to $6.8 million at December 31, 2002.  There was approximately $1.3 million in the allowance for loan losses specifically allocated to impaired loans at December 31, 2002 and March 31, 2003.

Allowance for Loan Losses

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, regulatory classification of assets, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors.  The allowance for loan losses decreased $147,000 during the three months ended March 31, 2003 to $4.0 million at March 31, 2003 from $4.2 million at December 31, 2002.  The allowance for loan losses represented 6.0% and 6.2% of net loans receivable at March 31, 2003 and December 31, 2002, respectively. (See further discussion in "Provision for Loan Losses" below.)

In the opinion of management, the allowance for loan losses was adequate at March 31, 2003, to provide for potential loan losses in the loan portfolio at that date.   While management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase or decrease the allowance in the future. Increases could have a material adverse affect on the Bank's financial condition and results of operations. Losses ultimately confirmed will vary from original estimates, and adjustments, as necessary, will be made in the period in which these factors and other considerations become known.

Deposits, FHLB Advances and Other Notes Payable

Deposit balances increased $337,000 from $81.0 million at December 31, 2002 to $81.4 million at March 31, 2003.  At March 31, 2003, savings certificates amounted to $54.2 million, or 66.6% of the Company's total deposits, including $40.0 million that were scheduled to mature by March 31, 2004.  Management of the Company believes it has adequate resources to fund all commitments with savings deposits, available FHLB overnight account funds and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company's borrowings from the FHLB were $5.7 million at both December 31, 2002 and March 31, 2003.  Notes payable to banks remained constant at $750,000 at December 31, 2002 and March 31, 2003.  Notes payable to directors remained constant at $1.3 million at December 31, 2002 and March 31, 2003.

Stockholder's Equity

Stockholders' equity increased $66,000 from $1.1 million at December 31, 2002 to $1.2 million at March 31, 2003.  The increase in stockholders' equity was primarily the result of the $182,000 operating profit for the three months ended March 31, 2003.  A net unrealized gain of $23,000 on securities available for sale also contributed to the increase.  These increases were offset by a $139,000 non-cash charge to retained earnings to record the accretion of redeemable preferred stock, including cumulative but unpaid dividends and incentive payments.

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

At March 31, 2003, the Bank's regulatory capital ratios were as follows:

	Amount	Percentage of Adjusted Total Assets
	(Dollars in thousands)
First Southern Bank:
Total capital (to risk-weighted assets)	$ 9,276	13.76%
To be well capitalized under the FDICIA prompt corrective action provisions	6,742	10.00
Excess	$ 2,534	3.76%
	========	========
Tier 1 Capital (to risk-weighted assets)	$ 8,394	12.45%
To be well capitalized under the FDICIA prompt corrective action provisions	4,045	6.00
Excess	$ 4,349	6.45%
	========	========
Tier 1 Capital (to average assets)	$ 8,394	8.75%
To be well capitalized under the FDICIA prompt corrective action provisions	4,794	5.00
Excess	$ 3,600	3.75%
	========	========
Total capital ( to risk-weighted assets)	$ 9,276	13.76%
Minimum risk-based capital requirements	5,393	8.00
Excess	$ 3,883	5.76%
	========	========
Tier 1 Capital ( to risk-weighted assets)	$ 8,394	12.45%
Minimum core capital	2,697	4.00
Excess	$ 5,697	8.45%
	========	========
Tier 1 Capital (to average assets)	$ 8,394	8.75%
Minimum Tier 1 capital requirement	3,835	4.00
Excess	$ 4,559	4.75%
	========	========

To be well capitalized, the Bank must maintain the capital ratios as set forth in the preceding table and not be subject to a capital order.  As of March 31, 2003, the Bank would have been categorized as "well capitalized" under applicable regulatory guidelines but for the Order as previously discussed.  However, as of March 31, 2003, the Bank is in compliance with the Order's requirement of Tier 1 capital equal to or in excess of 7.00% and meets the minimum risk-based standards.

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

Additionally, Bancshares requires cash for various operating needs including debt service and general corporate expenses.  The primary source of liquidity for Bancshares is borrowings from various sources.  As discussed in "Risk Factors" section, the Bank is restricted from paying any dividends to Bancshares without prior written consent from the Regulators under terms of the Order. Additionally, Bancshares is restricted from borrowing without special regulatory approval under terms of the MOU.  As a result, liquidity at the holding company level could become insufficient to support Bancshares' need for funds.  On May 1, 2003, the Bank requested written consent from the Regulators to pay a $250,000 dividend to Bancshares.  To date, the request is still pending.

The Bank's FHLB credit availability program, which has a credit limit of 10% of the Bank's assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB.  Credit availability is limited to 85% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral.  FHLB deposits may also secure FHLB borrowings.   The requirement to pledge qualifying mortgages or investment securities for any additional borrowings from the FHLB limits the Company's short-term liquidity.  The Company's liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings.   At March 31, 2003, the Bank has pledged investment securities with a market value of $5.6 million to the FHLB to collateralize outstanding advances of $5.7 million.  Subsequent to March 31, 2003, the Bank pledged an additional security with a market value of $992,000.

The Company's liquid assets, excluding pledged securities, increased from $15.6 million, or 16.5% of total assets, at December 31, 2002 to $16.8 million, or 17.5% of total assets, at March 31, 2003.  It is Management's policy to maintain sufficient liquid assets to cover all foreseeable demands on cash.

In addition to the liquidity issues discussed above, as an insured institution as described in the Federal Deposit Insurance Act, the Bank is required to maintain "cash reserves" under guidelines established by the Federal Reserve.  Depository institutions, as defined by the Federal Reserve, are required to maintain cash reserves for the purpose of facilitating the implementation of monetary policy of the Federal Reserve System.  At March 31, 2003, the Bank's qualifying funds of $772,000 exceeded the required reserve of $86,000.

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

General

Consolidated net income before effect of cumulative dividends and premium accretion on preferred stock for the three months ended March 31, 2003 was $182,000 as compared to a net loss of $487,000 for the three months ended March 31, 2002.  Consolidated net income applicable to common shareholders for the three months ended March 31, 2003 was $43,000 as compared to a net loss of $772,000 for the three months ended March 31, 2002.  Basic and diluted earnings per common share for the three months March 31, 2003 was $0.03 as compared to a basic and diluted loss per common share of $0.61 for the three months ended March 31, 2002.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Operations.

Net Interest Income

Net interest income for the three months ended March 31, 2003 was $787,000, a $21,000 increase as compared to $766,000 for the three months ended March 31, 2002.  The decrease in interest expense on  deposits and borrowings of $522,000 exceeded the $501,000 decrease in interest income on interest earning assets for the period.

The net interest margin increased from 2.78% for the three months ended March 31, 2002 to 3.73% for the comparable period in 2003.

Interest Income

Interest income for the three months ended March 31, 2003 was $1.3 million as compared to $1.8 million for the three months ended March 31, 2002, representing a decrease of $501,000, or 27.2%.  The decrease was primarily attributable to the $25.5 million decrease in average interest-earning assets from $110.8 million for the three months ended March 31, 2002 to $85.3 million for the comparable period in 2003.   The decrease in average earning assets in the 2003 period was primarily due to the Bank's sale of two branches in September 2002. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 6.75% for the three months ended March 31, 2002 to 6.38% for the three months ended March 31, 2003.  The lower yield is the result of lower market interest rates primarily attributable to rate reductions by the Federal Reserve Bank.

Interest on loans receivable decreased $367,000, or 23.5%, from $1.6 million for the three months ended March 31, 2002 to $1.2 million for the comparable period in 2003.  The decrease is primarily due to the $14.6 million decrease in the average balance of total accruing loans from $80.4 million for the three months ended March 31, 2002 to $65.8 million for the three months ended March 31, 2003.  The decrease in the average balance of accruing loans in the 2003 period was primarily attributable to loans sold in the disposition of the two branches in September 2002. The average yield on total accruing loans decreased from 7.89% for the three months ended March 31, 2002 to 7.37% for the comparable period in 2003.

Interest on investment securities decreased $75,000, or 36.9%, from $203,000 for the three months ended March 31, 2002 to $128,000 for the three months ended March 31, 2003.  The decrease is the result of the average balance of investment securities decreasing $798,000 from $16.0 million for the three months ended March 31, 2002 to $15.2 million for the comparable period in 2003.  Also contributing to the decrease during the quarter, Management adjusted the book premiums on certain mortgage-backed securities whose principal paybacks have exceeded original average life projections.   This adjustment resulted in a $27,000 reduction in interest income for the three months ended March 31, 2003.  The average yield on investment securities decreased from 5.05% for the three months ended March 31, 2002 to 3.36% for the comparable period in 2003.

Other interest income includes earnings on the overnight account at the FHLB of Atlanta and FHLB stock dividends.  The $59,000 decrease in other interest income from $78,000 for the three months ended March 31, 2002 to $19,000 for the three months ended March 31, 2003 is due primarily to decreases in FHLB overnight balances and FHLB stock balances.  The average balance of FHLB overnight balances decreased from $12.5 million for the three months ended March 31, 2002 to $3.6 million for the comparable period in 2003.  The average yield on FHLB overnight balances decreased from 1.67% to 1.26% during the same periods, respectively.  The average FHLB stock balance decreased from $1.9 million for the three months ended March 31, 2002 to $684,000 for the three months ended March 31, 2003.  The average yield on FHLB stock balances decreased from 5.75% to 4.50% during the same periods, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2003 was $556,000 compared to $1.1 million for the three months ended March 31, 2002, representing a decrease of $522,000, or 48.4%.

Interest on deposits decreased $527,000, or 54.2%, from $1.0 million for the three months ended March 31, 2002 to $446,000 for the comparable period in 2003.  The average balance of interest-bearing deposits decreased $33.4 million from $110.0 million for the three months ended March 31, 2002 to $76.6 million for the three months ended March 31, 2003 primarily as the result of the sale of two branches in September 2002.  The average cost of interest-bearing deposits decreased from 3.61% to 2.37% during the same periods, respectively.

Interest expense on FHLB advances and other borrowings increased $5,000 from $105,000 for the three months ended March 31, 2002 to $110,000 for the three months ended March 31, 2003.  The average balance of FHLB advances and other borrowings increased from $7.3 million for the three months ended March 31, 2002 to $7.7 million for the comparable period in 2003.  The average cost of FHLB advances and other borrowings decreased from 5.87% to 5.80% during the same periods, respectively.

Provision for Loan Losses

The provision for loan losses is the cost of providing for anticipated future losses on loans.  The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, management's and the Regulator's assessment of loan portfolio quality, the value of collateral and general economic factors.

The identification of problem loans within the Bank's portfolio began with an internal investigation starting in the third quarter of 2000.  Classified assets, as defined by the Regulators, have decreased from $25.3 million, or 20.0% of total assets at March 31, 2002 to $14.9 million, or 15.6% of total assets at March 31, 2003.  Management continues to address the significant amount of problem loans.  Although the Board and Management believe that the most significant problems have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status.

The following table sets forth an analysis of the Bank's allowance for loan loss activity for the periods indicated:
	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Balance - beginning of period	$ 4,185	$ 5,650
Provision for (recovery of) loan losses	(200)	170
Recoveries	69	242
Charge-offs	(16)	(807)
Balance - end of period	$ 4,038	$ 5,255
	=======	=======

Management recorded a recovery of loan losses of $200,000 for the three months ended March 31, 2003 as compared to a provision of $170,000 for the three months ended March 31, 2002.  The $200,000 recovery of loan losses for the three months ended March 31, 2003 is directly attributable to the significant decrease in adversely classified assets and the decrease in net charge-offs.  Net charge-offs decreased from $565,000 for the three months ended March 31, 2002 to net recoveries of $53,000 for the comparable period in 2003.

Non-interest Income

Non-interest income increased $7,000 from $223,000 for the three months ended March 31, 2002 to $230,000 for the three months ended March 31, 2003.  The increase in non-interest income was the result of a $17,000 increase in net gains on sale of real estate owned and other assets.  The net gain on the sale of real estate owned and other assets for the three months ended March 31, 2002 was $10,000 as compared to $27,000 for the same period in 2003.  This increase was offset by an $8,000 decrease in loan fees and service charges and a $2,000 decrease in other non-interest income.

Non-interest Expense

Non-interest expense decreased $271,000 from $1.3 million for the three months ended March 31, 2002 to $1.0 million for the three months ended March 31, 2003.  The decrease in non-interest expense was primarily attributable to a decrease in professional fees of $107,000 and a decrease in compensation and employee benefits of  $100,000.   Professional fees decreased from $241,000 for the three months ended March 31, 2002 to $134,000 for the comparable period in 2003.  Compensation and employee benefits decreased from $605,000 for the three months ended March 31, 2002 to $505,000 for the comparable period in 2003 primarily as a result of a reduced employee base associated with the sale of two branches in September 2002.

Income Taxes

The Company did not record an income tax benefit on the pre-tax loss of $487,000 for the three months ended March 31, 2002.  The Company did not record an income tax expense on the pre-tax income of $182,000 for the three months ended March 31, 2003.  No carryback benefit was available for the 2002 period and no tax liability was due for the 2003 period.  A 100% valuation allowance for all of the Company's deferred tax assets was in place during both periods and remains in place as of March 31, 2003.

Cumulative Dividends and Premium Accretion

The Company recorded $139,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding for the three months ended March 31, 2003 as compared to $285,000 for the comparable period in 2002.  The provision for the three months ended March 31, 2002 included an  adjustment of $146,000 for 2001 arrearages not accrued in 2001.  The $139,000 charge to retained earnings for the three months ended March 31, 2003 included cumulative but unpaid dividends of $51,000, premium accretion of $24,000, and accrued incentive payments of $64,000.

Item 3. Controls and Procedures

CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company's disclosure controls and procedures (as defined on Section 13(a) - 14(c) of the Securities and Exchange Act of 1934 (the "Exchange Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's management team within the 90-day period proceeding the filing date of this quarterly report.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

 Item 2.     Changes in Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6A.     Exhibits and Report on Form 8K

(a)	Exhibits
	3(a)	Certificate of Incorporation of the Company(1)
	3(b)	Certificate of Amendment of Certificate of Incorporation(2)
	3(c)	Bylaws of the Company(1)
	3(d)	Amendment to Bylaws dated September 10, 1998(3)
	4(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock(4)
	4(b)	Certificate of Designation of the Preference and Rights of the Series B Preferred Stock(4)
	99(a)	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99(b)	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________________________________________

(1) - Incorporated by reference to the Company's Registration Statement on Form S-1, (SEC File No. 33-87384), as subsequently amended.
(2) -Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997.
(3)- Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.
(4) -Incorporated by reference to the Company's Form 8-K dated August 31, 2001.

Item 6B.     Reports on Form 8-K

The Registrant filed a Form 8-K on February 11, 2003 announcing unaudited fourth quarter and annual results for 2002. A copy of the Company's press release was furnished as an exhibit to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTHERN BANCSHARES, INC.
                             Registrant

Date: May 15, 2003	By: /s/ B. JACK JOHNSON
Mr. B. Jack Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2003	By: /s/ RODERICK V. SCHLOSSER
Mr. Roderick V. Schlosser
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

CERTIFICATIONS

I, B. Jack Johnson, certify, that:

    I have reviewed this quarterly report on Form 10-QSB of First Southern Bancshares, Inc.;

    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/ B. Jack Johnson
                                            Mr. B. Jack Johnson
                                            President and Chief Executive Officer
                                            (Principal Executive Officer)

                                            Date: May 15, 2003

I, Roderick V. Schlosser, certify, that:

    I have reviewed this quarterly report on Form 10-QSB of First Southern Bancshares, Inc.;

    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/ Roderick V. Schlosser
                                            Mr. Roderick V. Schlosser
                                            Executive Vice President and Chief Financial Officer
                                            (Principal Financial Officer)

                                            Date: May 15, 2003