Form 10QSB/A
period 2003-03-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 2003-07-31
CIK 934302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-QSB/A

(Mark One)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the quarterly period ended March 31, 2003

[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Exchange
             Act for the transition period from ______________ to ___________

Commission file number 0-25478
________________________

FIRST SOUTHERN BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	63-1133624
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

102 South Court Street
Florence, Alabama 35630
 (Address of principal executive offices)

(256) 764-7131
 (Issuer's telephone number)
________________________

APPLICABLE ONLY TO CORPORATE ISSUERS:

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,256,715 shares of $.01 par value common stock as of May 15, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

Explanatory Note

First Southern Bancshares, Inc. ("Bancshares"), the holding company for First Southern Bank (the "Bank"), is restating its previously reported financial condition and results of operations for the quarter ended March 31, 2003. The restatement, totaling $72,000, relates to the Bank's accounting for interest income on nonaccrual loans returned to accrual status or paid off during the first quarter of 2003. As initially reported, the Bank recognized $54,000 of interest income previously applied to principal during the periods the loans were in a nonaccrual status upon returning the loans to accrual status during the quarter. This amount should be recognized as an increase to the effective yield over the remaining contractual lives of the loans. Also, the Bank recognized $18,000 of interest income on a loan paid off during the quarter that should have been recorded as a partial recovery of a balance previously charged off through a credit to the Bank's allowance for loan losses.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
FORM 10-QSB/A
 March 31, 2003

TABLE OF CONTENTS

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)
	March 31, 2003	December 31, 2002
ASSETS	"Restated"
Cash and cash equivalents	$ 7,644	$ 7,011
Investment securities available for sale, at fair value	15,251	15,482
Loans held for sale	486	271
Loans receivable, net	67,598	67,640
Premises and equipment, net	2,331	2,352
Federal Home Loan Bank stock, at cost	684	684
Accrued interest receivable	528	593
Income taxes receivable	347	347
Foreclosed real estate	763	697
Other assets	295	275
Total assets	$ 95,927	$ 95,352
	========	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Demand accounts	$ 27,213	$ 26,193
Certificate accounts	54,172	54,855
Total deposits	81,385	81,048
Advances from Federal Home Loan Bank	5,732	5,738
Notes payable to banks	750	750
Note payable to directors	1,250	1,250
Other liabilities	343	232
Total liabilities	89,460	89,018
Commitments and contingencies	--	--
Redeemable Preferred stock, $.01 par value:
Series A - 250,000 shares authorized; 160,350 issued and outstanding; 4% cumulative dividends initially, increasing after five years (aggregate future redemption value $3,528 plus cumulative dividend arrearages and incentive payment of $597)	4,071	3,969
Series B - 56,000 shares authorized; 47,775 issued and outstanding; 6% cumulative dividends initially, increasing after three years (aggregate future redemption value $1,283 plus cumulative dividend arrearages of $95)	1,258	1,221
Total redeemable preferred stock	5,329	5,190
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 4,000,000 shares authorized; 2,076,969 shares issued and 1,256,715 outstanding	21	21
Common stock warrants, 50,000 outstanding at $1 per share as of March 31, 2003	8	8
Additional paid-in capital	11,407	11,407
Retained earnings-substantially restricted	1,047	1,076
Net unrealized gain on securities available for sale	136	113
Treasury stock, at cost	(11,481)	(11,481)
Total stockholders' equity	1,138	1,144
Total liabilities and stockholders' equity	$ 95,927	$ 95,352
	========	========

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)
	Three Months Ended March 31,
	2003	2002
Interest income:	"Restated"
Loans	$ 1,124	$ 1,563
Investment securities	128	203
Other	19	78
Total interest income	1,271	1,844
Interest expense:
Deposits	446	973
Federal Home Loan Bank advances and other	110	105
Total interest expense	556	1,078
Net interest income	715	766
Provision for (recovery of) loan losses	(200)	170
Net interest income after provision for (recovery of) loan losses	915	596
Noninterest income:
Loan fees and service charges	196	204
Net gains on sale of real estate owned and other assets	27	10
Other	7	9
Total noninterest income	230	223
Noninterest expense:
Compensation and employee benefits	505	605
Building and occupancy expense	132	135
Data processing expense	104	118
Advertising	5	3
FDIC insurance expense	39	57
Professional fees	134	241
Other	116	147
Total noninterest expense	1,035	1,306
Income (loss) before income taxes	110	(487)
Income tax expense	--	--
Net income (loss)	110	(487)
Cumulative dividend arrearages and premium accretion on preferred stock	139	285
Basic loss applicable to common shareholders	$ (29)	$ (772)
	=========	=========
Basic loss per common share	$ (0.02)	$ (0.61)
	=========	=========
Diluted loss per common share	$ (0.02)	$ (0.61)
	=========	=========
Dividends per common share	$ --	$ --
	=========	=========

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

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands, except share data)
(Unaudited)
"Restated"

	Additional Paid-In Capital	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances at January 1, 2002	$ 11,407	$ 1,487	$ (184)	$ 1,250
Net income for the year ended December 31, 2002	--	290	--	290
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	297	297
Total comprehensive income	--	--		587
Issuance of common stock warrants	--	--	--	8
Accretion and dividends accrued on redeemable preferred stock - Series A	--	(510)	--	(510)
Accretion and dividends accrued on redeemable preferred stock - Series B	--	(191)	--	(191)
Net change for the year	--	(411)	297	(106)
Balances at December 31, 2002	11,407	1,076	113	1,144

Net income for the three months ended March 31, 2003	--	110	--	110
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	23	23
Total comprehensive income	--	--	--	133
Accretion and dividends accrued on redeemable preferred stock - Series A	--	(102)	--	(102)
Accretion and dividends accrued on redeemable preferred stock - Series B	--	(37)	--	(37)
Net change for the year	--	(29)	23	(6)
Balances at March 31, 2003	$ 11,407	$ 1,047	$ 136	$ 1,138
	=====	=====	=====	=====

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:	"Restated"
Net income (loss)	$ 110	$ (487)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	43	60
Provision for (recovery of) loan losses	(200)	170
Amortization/accretion of premiums/discounts on investments	33	5
Amortization of deferred loan fees	(3)	(9)
Gains on sale of real estate owned	(27)	(10)
Noncash compensation	--	20
(Increase) decrease in:
Loans held for sale	(215)	231
Accrued interest receivable	65	148
Other assets	(20)	(38)
Increase (decrease) in:
Other liabilities	111	158
Net cash provided by (used in) operating activities	(103)	248

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in total loans	(94)	8,667
Proceeds from repayments on mortgaged backed securities	1,938	206
Proceeds from sale or call of investments	600	--
Proceeds from sale of real estate owned	300	394
Acquisition of investment securities	(2,317)	--
Acquisition of premises and equipment	(22)	--
Net cash provided by investing activities	405	9,267

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	337	(5,631)
Repayment of advances from FHLB	(6)	(38)
Proceeds from notes payable to directors	--	1,000
Net cash provided by (used in) financing activities	331	(4,669)
INCREASE IN CASH AND CASH EQUIVALENTS	633	4,846
Cash and cash equivalents at beginning of period	7,011	14,230
Cash and cash equivalents at end of period	$ 7,644	$ 19,076
	=======	=======
SUPPLEMENTAL INFORMATION FOR CASH FLOW:
Noncash transactions:
Increase in net unrealized gain on securities available for sale	$ (23)	$ (49)
Loans foreclosed and transferred to real estate owned	$ 339	$ 918
Cash paid during the period for:
Interest	$ 550	$ 1,081
Income taxes	$ --	$ --

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

NOTE 2 - EARNINGS PER SHARE "RESTATED"

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period adjusted for the effect of dilutive convertible securities. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

	Three months ended March 31,
	2003	2002
Average number of common shares issued	2,076,969	2,076,969
Average number of treasury shares	(820,254)	(820,254)
Average number of common shares outstanding used to calculate earnings per share	1,256,715	1,256,715
Dilutive effect of warrants(1)	--	--
Dilutive effect of options (1)	--	--
Conversion of Series B preferred stock and accrued dividends (1)	--	--
Average number of common shares outstanding used to calculate diluted earnings per share	1,256,715	1,256,715
	========	========
(1) During 2003 and 2002, warrants, stock options and Series B preferred stock have an anti-dilutive effect and, accordingly, are not included in the calculation.

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

As a result of a Consent Order ("the Order") with the FDIC and the Alabama State Banking Department, which became effective March 25, 2002, the Bank's Tier 1 capital must equal or exceed 7.00% of total assets for as long as the Order remains in effect.  At March 31, 2003, the Bank's Tier 1 capital was 8.68% of total assets and in compliance with the Order.   The Bank has developed and adopted a plan designed to meet and maintain the FDIC's minimum risk-based capital requirements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("Restated")

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

The Order outlines specific capital adequacy benchmarks that the Bank must satisfy.  Within 60 days from the effective date of the Order, the Bank's Tier 1 capital was required to equal or exceed 5.00% of total assets.  Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank's Tier 1 capital must equal 7.00% of total assets.   At March 31, 2003, the Bank's Tier 1 capital was 8.68% of total assets and in compliance with the Order.  The Bank has developed and adopted a plan designed to meet and maintain the FDIC's minimum risk based capital requirements.

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

FINANCIAL CONDITION AND CAPITAL RESOURCES

General

Total assets increased $575,000, or 0.6%, from $95.4 million at December 31, 2002 to $95.9 million at March 31, 2003.  The increase in total assets was primarily the result of increases of $633,000 in cash and cash equivalents and $215,000 in loans held for sale.  These increases were partially offset by a $231,000 decrease in investment securities.

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

As discussed in "Risk Factors," the Company has had a significant change in operating strategy and management since January 1, 2001.  Primary emphasis was given to problem loan administration during 2001 and 2002.  As a result of declining capital ratios, it was management's intent to reduce the overall size of the Bank, raise additional capital and bring required capital ratios into compliance with regulatory guidelines.  Therefore, the Bank's loan portfolio decreased significantly from $139.7 at December 31, 2000 to $67.6 million at March 31, 2003.

The size of the loan portfolio has decreased during the three months ended March 31, 2003.  Net loans decreased $42,000 from  December 31, 2002 to March 31, 2003.  A comparison of the Bank's loan portfolio at March 31, 2003 and December 31, 2002 is shown below.
	At March 31, 2003		At December 31, 2002
	Amount	Percent	Amount	Percent
Mortgage loans:	(Dollars in thousands)
Residential	$ 31,060	45.95%	$ 30,216	44.67%
Commerical	19,907	29.45	19,613	29.00
Total mortgage loans	50,967	75.40	49,829	73.67
Commercial business loans	11,261	16.66	11,941	17.65
Consumer loans	10,273	15.20	10,394	15.37
Total loans	72,501	107.26	72,164	106.69
Less:
Undisbursed loans in process	749	1.11	304	0.45
Unamortized loan fees and interest	98	0.15	35	0.05
Allowance for loan losses	4,056	6.00	4,185	6.19
Net loans receivable	$ 67,598	100.00%	$ 67,640	100.00%
	======	========	======	========

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

Allowance for Loan Losses

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, regulatory classification of assets, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors.  The allowance for loan losses decreased $129,000 during the three months ended March 31, 2003 to $4.1 million at March 31, 2003 from $4.2 million at December 31, 2002.  The allowance for loan losses represented 6.0% and 6.2% of net loans receivable at March 31, 2003 and December 31, 2002, respectively. (See further discussion in "Provision for Loan Losses" below.)

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

Stockholder's Equity

Stockholders' equity decreased $6,000 from December 31, 2002 to March 31, 2003. The decrease was primarily the result of a $139,000 non-cash charge to retained earnings to record the accretion of redeemable preferred stock , including cumulative but unpaid dividends and incentive payments. This decrease was primarily offset by the $110,000 operating profit for the three months ended March 31, 2003, and a $23,000 increase in the net unrealized gain on securities available for sale.

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

At March 31, 2003, the Bank's regulatory capital ratios were as follows:

	Amount	Percentage of Adjusted Total Assets
	(Dollars in thousands)
First Southern Bank:
Total capital (to risk-weighted assets)	$ 9,203	13.67%
To be well capitalized under the FDICIA prompt corrective action provisions	6,734	10.00
Excess	$ 2,469	3.67%
	========	========
Tier 1 Capital (to risk-weighted assets)	$ 8,322	12.36%
To be well capitalized under the FDICIA prompt corrective action provisions	4,041	6.00
Excess	$ 4,281	6.36%
	========	========
Tier 1 Capital (to average assets)	$ 8,322	8.68%
To be well capitalized under the FDICIA prompt corrective action provisions	4,794	5.00
Excess	$ 3,528	3.68%
	========	========
Total capital ( to risk-weighted assets)	$ 9,203	13.67%
Minimum risk-based capital requirements	5,387	8.00
Excess	$ 3,816	5.67%
	========	========
Tier 1 Capital ( to risk-weighted assets)	$ 8,322	12.36%
Minimum core capital	2,694	4.00
Excess	$ 5,628	8.36%
	========	========
Tier 1 Capital (to average assets)	$ 8,322	8.68%
Minimum Tier 1 capital requirement	3,835	4.00
Excess	$ 4,487	4.68%
	========	========

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

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

General

Consolidated net income before effect of cumulative dividends and premium accretion on preferred stock for the three months ended March 31, 2003 was $110,000 as compared to a net loss of $487,000 for the three months ended March 31, 2002.  Consolidated net loss applicable to common shareholders for the three months ended March 31, 2003 was $29,000 as compared to  $772,000 for the three months ended March 31, 2002.  Basic and diluted loss per common share for the three months ended March 31, 2003 was $0.02 as compared to $0.61 for the three months ended March 31, 2002.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Operations.

Net Interest Income

Net interest income for the three months ended March 31, 2003 was $715,000, a $51,000 decrease as compared to $766,000 for the three months ended March 31, 2002.  The decrease in interest income on interest earning assets of $573,000 exceeded the $522,000 decrease in interest expense on deposits and borrowings for the period.

The net interest margin increased from 2.78% for the three months ended March 31, 2002 to 3.39% for the comparable period in 2003.

Interest Income

Interest income for the three months ended March 31, 2003 was $1.3 million as compared to $1.8 million for the three months ended March 31, 2002, representing a decrease of $573,000, or 31.1%.  The decrease was primarily attributable to the $25.5 million decrease in average interest-earning assets from $110.8 million for the three months ended March 31, 2002 to $85.3 million for the comparable period in 2003.   The decrease in average earning assets in the 2003 period was primarily due to the Bank's sale of two branches in September 2002. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 6.75% for the three months ended March 31, 2002 to 6.04% for the three months ended March 31, 2003.  The lower yield is the result of lower market interest rates primarily attributable to rate reductions by the Federal Reserve Bank.

Interest on loans receivable decreased $439,000, or 28.1%, from $1.6 million for the three months ended March 31, 2002 to $1.1 million for the comparable period in 2003.  The decrease is primarily due to the $14.6 million decrease in the average balance of total accruing loans from $80.4 million for the three months ended March 31, 2002 to $65.8 million for the three months ended March 31, 2003.  The decrease in the average balance of accruing loans in the 2003 period was primarily attributable to loans sold in the disposition of the two branches in September 2002. The average yield on total accruing loans decreased from 7.89% for the three months ended March 31, 2002 to 6.93% for the comparable period in 2003.

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

The following table sets forth an analysis of the Bank's allowance for loan loss activity for the periods indicated:
	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Balance - beginning of period	$ 4,185	$ 5,650
Provision for (recovery of) loan losses	(200)	170
Recoveries	87	242
Charge-offs	(16)	(807)
Balance - end of period	$ 4,056	$ 5,255
	=======	=======

Management recorded a recovery of loan losses of $200,000 for the three months ended March 31, 2003 as compared to a provision of $170,000 for the three months ended March 31, 2002.  The $200,000 recovery of loan losses for the three months ended March 31, 2003 is directly attributable to the significant decrease in adversely classified assets and the decrease in net charge-offs.  Net charge-offs decreased from $565,000 for the three months ended March 31, 2002 to net recoveries of $71,000 for the comparable period in 2003.

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

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6A.     Exhibits and Report on Form 8K

(a)	Exhibits
	3(a)	Certificate of Incorporation of the Company(1)
	3(b)	Certificate of Amendment of Certificate of Incorporation(2)
	3(c)	Bylaws of the Company(1)
	3(d)	Amendment to Bylaws dated September 10, 1998(3)
	4(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock(4)
	4(b)	Certificate of Designation of the Preference and Rights of the Series B Preferred Stock(4)
	(31)	Rule 13a -14(a)/15d-14(a) Certifications
	(32)	Section 1350 Certifications

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

FIRST SOUTHERN BANCSHARES, INC.
                             Registrant

Date: July 30, 2003	By: /s/ B. JACK JOHNSON
Mr. B. Jack Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2003	By: /s/ RODERICK V. SCHLOSSER
Mr. Roderick V. Schlosser
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)