Form 10QSB
period 2003-06-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 2003-08-14
CIK 934302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(256) 764-7131

(Issuer’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,256,715 shares of $.01 par value common stock as of August 14, 2003.

Transitional Small Business Disclosure Format (check one):    Yes  ☐     No  ☒

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB

June 30, 2003

ii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$9,540	$7,011
Investment securities available for sale, at fair value	12,720	15,482
Loans held for sale	1,413	271
Loans receivable, net	67,808	67,640
Premises and equipment, net	2,331	2,352
Federal Home Loan Bank stock, at cost	383	684
Accrued interest receivable	429	593
Income taxes receivable	266	347
Foreclosed real estate	778	697
Other assets	360	275

Total assets	$96,028	$95,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand accounts	$29,933	$26,193
Certificate accounts	51,443	54,855

Total deposits	81,376	81,048
Advances from Federal Home Loan Bank	5,727	5,738
Notes payable to banks	750	750
Notes payable to directors	1,250	1,250
Other liabilities	305	232

Total liabilities	89,408	89,018

COMMITMENTS AND CONTINGENCIES	—	—
Redeemable Preferred Stock, $.01 par value
Series A—250,000 shares authorized; 160,350 shares issued and outstanding; 4% cumulative dividends initially, increasing after five years (aggregate future redemption value $3,528 plus cumulative dividend arrearages and incentive payment of $696)	4,173	3,969
Series B—56,000 shares authorized; 47,775 shares issued and outstanding; 6% cumulative dividends initially, increasing after three years (aggregate future redemption value $1,283 plus cumulative dividend arrearages of $110)	1,295	1,221

Total redeemable preferred stock	5,468	5,190

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 4,000,000 shares authorized; 2,076,969 shares issued and 1,256,715 outstanding	21	21
Common stock warrants; 50,000 issued and outstanding at $1 per share as of June 30, 2003	8	8
Additional paid-in capital	11,407	11,407
Retained earnings—substantially restricted	1,093	1,076
Net unrealized gain on securities available for sale	104	113
Treasury stock, at cost	(11,481)	(11,481)

Total stockholders’ equity	1,152	1,144

Total liabilities and stockholders’ equity	$96,028	$95,352

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
INTEREST INCOME:
Loans	$1,150	$1,458	$2,274	$3,021
Investment securities	115	195	243	398
Other	18	76	37	154

Total interest income	1,283	1,729	2,554	3,573

INTEREST EXPENSE:
Deposits	399	802	845	1,775
Federal Home Loan Bank advances and other	110	112	220	217

Total interest expense	509	914	1,065	1,992

NET INTEREST INCOME	774	815	1,489	1,581
PROVISION (RECOVERY) FOR (OF) LOAN LOSSES	(189)	113	(389)	283

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	963	702	1,878	1,298

NONINTEREST INCOME:
Loan fees and service charges	199	176	395	380
Net gains on sale of investment securities	53	59	53	59
Net gains (losses) on sale of real estate owned and other assets	—	(4)	27	6
Other	11	14	18	23

Total noninterest income	263	245	493	468

NONINTEREST EXPENSES:
Compensation and employee benefits	516	555	1,021	1,160
Building and occupancy expense	109	117	241	252
Data processing expense	111	126	215	244
Advertising	7	6	12	9
FDIC insurance expense	37	55	76	112
Professional fees	119	252	253	493
Other	137	137	253	284

Total noninterest expense	1,036	1,248	2,071	2,554

INCOME (LOSS) BEFORE INCOME TAXES	190	(301)	300	(788)
INCOME TAX EXPENSE (BENEFIT)	5	(60)	5	(60)

NET INCOME (LOSS)	185	(241)	295	(728)
CUMULATIVE DIVIDEND ARREARAGES AND PREMIUM ACCRETION ON PREFERRED STOCK	139	139	278	424

BASIC INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$46	$(380)	$17	$(1,152)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.04	$(0.30)	$0.01	$(0.92)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.04	$(0.30)	$0.01	$(0.92)

DIVIDENDS PER COMMON SHARE	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock						Additional Paid-In Capital	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued		In Treasury		Warrants
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2002	2,076,969	$21	(820,254)	$(11,481)	$—	$—	$11,407	$1,487	$(184)	$1,250
Net income for the year ended December 31, 2002	—	—	—	—	—	—	—	290	—	$290
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	—	297	$297
Total comprehensive income	—	—	—	—	—	—	—	—	—	587

Issuance of common stock warrants	—	—	—	—	50,000	8	—	—	—	8
Accretion and dividends accrued on redeemable preferred stock—Series A	—	—	—	—	—	—	—	(510)	—	(510)
Accretion and dividends accrued on redeemable preferred stock—Series B	—	—	—	—	—	—	—	(191)	—	(191)

Net change for the year	—	—	—	—	50,000	8	—	(411)	297	(106)

Balances at December 31, 2002	2,076,969	21	(820,254)	(11,481)	50,000	8	11,407	1,076	113	1,144
Net income for the six months ended June 30, 2003	—	—	—	—	—	—	—	295	—	295
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	—	(9)	(9)

Total comprehensive income	—	—	—	—	—	—	—	—	—	286

Accretion and dividends accrued on redeemable preferred stock—Series A	—	—	—	—	—	—	—	(204)	—	(204)
Accretion and dividends accrued on redeemable preferred stock—Series B	—	—	—	—	—	—	—	(74)	—	(74)

Net change for the year	—	—	—	—	—	—	—	17	(9)	8

Balances at June 30, 2003	2,076,969	$21	(820,254)	$(11,481)	50,000	$8	$11,407	$1,093	$104	$1,152

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	Six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$295	$(728)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	83	110
Provision (recovery) for (of) loan losses	(389)	283
Amortization/accretion of premiums/discounts on investments	68	10
Amortization of deferred loan fees	(11)	(12)
Gains on sale of investment securities	(53)	(59)
Gains on sale of real estate owned	(27)	(6)
Noncash compensation	—	21
(Increase) decrease in:
Loans held for sale	(1,142)	641
Accrued interest receivable	164	355
Income tax receivable	81	2,278
Other assets	(85)	(247)
Increase in other liabilities	73	28

Net cash provided (used) by operating activities	(943)	2,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in total loans	(233)	11,402
Proceeds from repayments on mortgage-backed securities	3,970	541
Proceeds from sale or call of investments	4,151	2,017
Proceeds from redemption of FHLB stock	301	—
Proceeds from sale of real estate owned	411	1,206
Acquisition of investment securities	(5,383)	—
Acquisition of premises and equipment	(62)	(7)

Net cash provided by investing activities	3,155	15,159

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	328	(10,891)
Repayment of advances from FHLB	(11)	(76)
Proceeds from notes payable to directors	—	1,250

Net cash provided (used) in financing activities	317	(9,717)

INCREASE IN CASH AND CASH EQUIVALENTS	2,529	8,116
Cash and cash equivalents at beginning of period	7,011	14,230

Cash and cash equivalents at end of period	$9,540	$22,346

SUPPLEMENTAL INFORMATION FOR CASH FLOW:
Noncash transactions:
Decrease in net unrealized gain (loss) on securities available-for-sale	$(9)	$(194)
Loans foreclosed and transferred to real estate owned	$465	$924
Automobile given as compensation	$—	$21
Investment sale in process	$—	$1,053
Cash paid (received) during the period for:
Interest	$1,066	$1,995
Income taxes	$(75)	$(2,338)

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The consolidated interim financial statements as of June 30, 2003 and for the quarter and six months ended June 30, 2003 include the accounts of the Issuer, First Southern Bancshares, Inc. (“Bancshares”), and its wholly-owned subsidiary, First Southern Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the “Company”.

The June 30, 2003 and 2002 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the June 30, 2003 and 2002 interim financial statements. The results of operations for the quarter and the six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year. The December 31, 2002 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Issuer’s Annual Report on Form 10-KSB for the year ended December 31, 2002. Such Consolidated Statement of Financial Condition included therein was audited and received an unqualified opinion. Although the auditors’ report on the Company’s financial statements for the year ended December 31, 2002 dated February 28, 2003 was unqualified, the auditors’ report includes an additional paragraph alerting the user of the financial statements that they were prepared assuming the Company will continue as a going concern.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

NOTE 2—EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period adjusted for the effect of dilutive convertible securities. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

	Three months ended June 30, 2003			Three months ended June 30, 2002
	Numerator	Denominator	EPS	Numerator	Denominator	EPS
Basic earnings (loss) per share, income (loss) applicable to common shareholders	$46,000	1,256,715	$0.04	$(380,000)	1,256,715	$(0.30)

Effective of dilutive securities:
Warrants(1)	—	—		—	—
Options(1)	—	—		—	—
Convertible preferred stock(1)	—	—		—	—

Diluted earnings (loss) per share, income (loss) applicable to common shareholders(1)	$46,000	1,256,715	$0.04	$(380,000)	1,256,715	$(0.30)

(1)	The impact of warrants, options, and convertible preferred stock have an anti-dilutive effect and, accordingly, are not included in the calculation.

	Six months ended June 30, 2003			Six months ended June 30, 2002
	Numerator	Denominator	EPS	Numerator	Denominator	EPS
Basic earnings (loss) per share, income (loss) applicable to common shareholders	$17,000	1,256,715	$0.01	$(1,152,000)	1,256,715	$(0.92)

Effective of dilutive securities:
Warrants(1)	—	—		—	—
Options(1)	—	—		—	—
Convertible preferred stock(1)	—	—		—	—

Diluted earnings (loss) per share, income (loss) applicable to common shareholders(1)	$17,000	1,256,715	$0.01	$(1,152,000)	1,256,715	$(0.92)

(1)	The impact of warrants, options, and convertible preferred stock have an anti-dilutive effect and, accordingly, are not included in the calculation.

NOTE 3—FHLB DEBT AND LIQUIDITY

The Bank’s FHLB credit availability program, which has a credit limit of 10% of the Bank’s assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB. Credit availability is limited to 85% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral. FHLB deposits may also collateralize FHLB borrowings. The requirement to pledge qualifying mortgages and investment securities for any additional borrowings from the FHLB limits the Bank’s short-term liquidity. The Bank’s liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings. At June 30, 2003, the Bank has pledged investment securities with a market value of $5.9 million to the FHLB to collateralize outstanding advances of $5.7 million.

NOTE 4—COMMITMENTS

At June 30, 2003, the Company had $590,000 of outstanding net loan commitments and $3.9 million of unused lines of credit.

NOTE 5—CONTINGENCIES AND SUBSEQUENT EVENTS

Bancshares and the Bank are subject to certain regulatory capital requirements. As a result of the Memorandum of Understanding (“the MOU”) with the Federal Reserve Bank, the Company has adopted a capital restoration plan and a capital and dividend policy. The Company is required to submit quarterly progress reports to the Federal Reserve. The MOU will remain in effect until modified or terminated by the Federal Reserve. At June 30, 2003, Bancshares believes it is in material compliance with the MOU.

As a result of a Consent Order (“the Order”) with the FDIC and the Alabama State Banking Department, which became effective March 25, 2002, the Bank’s Tier 1 capital must equal or exceed 7.00% of total assets for as long as the Order remains in effect. At June 30, 2003, the Bank’s Tier 1 capital was 8.75% of total assets and in compliance with the Order. The Bank has developed and adopted a plan designed to meet and maintain the FDIC’s minimum risk-based capital requirements.

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

On July 31, 2003, the Company restated its previously reported financial condition and results of operations for the quarter ended March 31, 2003. The restatement, totaling $72,000, relates to the Bank’s accounting for interest income on non-accrual loans returned to accrual status or paid off during the first quarter of 2003. As initially reported, the Bank recognized $54,000 of interest income previously applied to principal during the periods the loans were in a non-accrual status upon returning the loans to accrual status during the quarter. This amount should be recognized as an increase to the effective yield over the remaining contractual lives of the loans. Also, the Bank recognized $18,000 of interest income on a loan paid off during the quarter that should have been recorded as a partial recovery of a balance previously charged off through a credit to the Bank’s allowance for loan losses.

NOTE 6—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify the fair value of financial instruments issued in the form of shares that are mandatorily redeemable as liabilities. SFAS 150 also requires that payments or accruals of dividends and other amounts to be paid to holders of the financial instruments be reported separately as interest cost.

This Statement will have a direct effect on the future reporting of the Company’s redeemable preferred stock and the associated costs. The redeemable preferred stock will be classified as a liability and will no longer be presented between the liabilities section and the equity section of the consolidated statement of financial condition. The payment or accrual of dividends, premium accretion and incentive payments on the redeemable preferred stock will be reported separately as interest expense in the consolidated statement of operations. The Company anticipates no transition gain or loss on the redeemable preferred stock in the form of a cumulative effect of a change in accounting principle because the redeemable preferred stock has been previously reported at its estimated fair value.

SFAS 150 is effective for the Company at the beginning of the first interim period beginning after June 15, 2003, and will be incorporated in the Form 10-QSB for the quarterly period ending September 30, 2003. Prior periods are not required to be restated.

In January 2003 and April 2003, the FASB issued Interpretation No. 46 (“FIN 46”) and SFAS 149, respectively. FIN 46, “Consolidation of Variable Interest Entities,” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” are not applicable to the Company’s business activities at this time.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Southern Bancshares, Inc. (“Bancshares”) is primarily engaged in the business of directing and planning the activities of its wholly owned subsidiary, First Southern Bank (the “Bank”). Bancshares’ primary asset is comprised of its investment in the Bank. Bancshares and the Bank are collectively referred to herein as the “Company”.

The consolidated operating results of the Company include those of the Bank and Bancshares. All significant intercompany transactions and balances have been eliminated in consolidation. The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and advances from the Federal Home Loan Bank (“FHLB”) and other sources. Net earnings are also affected by non-interest income and non-interest expense, such as loan fees, compensation and benefits, building and occupancy expense, and other expenses.

The discussion and analysis included herein covers material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2002, as well as certain material changes in results of operations during the six months ended June 30, 2003 as compared to the same period in 2002.

Forward-looking Statements Safe-harbor Statement

This report may contain “forward looking statements” as defined under federal securities laws. Such forward-looking statements may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated”, and “potential”. These forward-looking statements are subject to numerous assumptions, risks and uncertainties because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: the ability of First Southern Bancshares, Inc. and First Southern Bank to comply with the regulatory requirements and agreements applicable to each of them; sharp and rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends, the value of investment securities and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to increase capital, reduce non-performing loans and classified assets, grow revenues and control expenses; ability to maintain sufficient liquidity and cash flow and significant changes in accounting, tax or regulatory practices or requirements. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as required by applicable law or regulation, the Company assumes no obligation to update forward-looking statements.

RISK FACTORS

The Company’s Common Stock Has Been Delisted From the Nasdaq National Stock Market.

Under Marketplace Rule 4310(c)(14), annual reports filed with Nasdaq must contain certified financial statements. The Company’s original form 10-KSB for the year ended December 31, 2001 contained a disclaimer opinion, attributable to doubts about the Company’s ability to continue as a going concern, which does not fulfill Nasdaq’s filing requirements. Accordingly, the Company’s securities became delisted from the Nasdaq Stock Market at the opening of business on April 24, 2002. The Company’s common stock is ineligible for quotation on the Nasdaq SmallCap Market and the OTC Bulletin Board because the Company was not deemed to be current with its periodic securities filing requirements as a result of the issuance of the disclaimer. However, the common stock is eligible for quotation on the “Pink

Sheets,” a quotation service for over-the-counter securities, by participating brokers. The Company does not expect to re-list its common stock on Nasdaq in the foreseeable future.

The Company Is Restricted from Certain Activities Including Paying Dividends to Stockholders.

Effective July 6, 2001, the Company entered into a MOU with the Federal Reserve Bank of Atlanta. The MOU prohibits the Company from incurring any additional debt without the prior written approval of the Federal Reserve Bank. The MOU also prohibits the Company from declaring or paying any dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank. The Company has adopted a capital plan and a capital and dividend policy in compliance with the provisions of the MOU. The Company is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta. The MOU will remain in effect until modified or terminated by the Federal Reserve Bank. At June 30, 2003, the Company believes it was in material compliance with the MOU.

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

The Order outlines specific capital adequacy benchmarks that the Bank must satisfy. Within 60 days from the effective date of the Order, the Bank’s Tier 1 capital was required to equal or exceed 5.00% of total assets. Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank’s Tier 1 capital must equal 7.00% of total assets. At June 30, 2003, the Bank’s Tier 1 capital was 8.75% of total assets and in compliance with the Order. The Bank has developed and adopted a plan designed to meet and maintain the FDIC’s minimum risk based capital requirements.

The Order also imposes specific asset quality measures on the Bank. Among these is the requirement to reduce (by charge-off, collection or removal from adverse classification with the consent of the Regulators) the level of assets classified “substandard” and “doubtful” by the Regulators in connection with their 2001 examination to not more than $20 million by August 31, 2002, to not more than $15 million by February 28, 2003, and to not more than $6 million by August 31, 2003. At June 30, 2003, the balance of assets classified “substandard” and “doubtful” by the Regulators in 2001 was $8.9 million and in compliance with the Order. As of July 31, 2003, the balance of assets classified by the Regulators in 2001 was $8.7 million, $2.7 million over the $6.0 million requirement of the Order as of August 31, 2003. During the month of August 2003, the Company requested a 120-day extension on this requirement from the Regulators. The request is pending. Management believes that a timely approval of the extension is forthcoming and does not expect the Regulators to take any action that would be adverse to the financial condition of the Company or its affiliates.

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

FINANCIAL CONDITION AND CAPITAL RESOURCES

General

Total assets increased $676,000, or 0.7%, from $95.4 million at December 31, 2002 to $96.0 million at June 30, 2003. The increase in total assets was primarily the result of increases of $2.5 million in cash and cash equivalents and $1.1 million in loans held for sale. These increases were partially offset by decreases of $2.8 million in investment securities and $301,000 in FHLB stock.

Average earning assets decreased $21.8 million from $107.7 million for the six months ended June 30, 2002 to $85.9 million for the six months ended June 30, 2003. As a financial institution, the Bank’s primary earning asset is loans. Average accruing loans were $66.5 million for the six months ended June 30, 2003 as compared to $77.9 million for the same period during 2002. Average accruing loans represented 77% of average earning assets for the six months ended June 30, 2003.

Total liabilities increased $390,000 from $89.0 million at December 31, 2002 to $89.4 million at June 30, 2003. During the six months ended June 30, 2003, deposits increased $328,000 from $81.0 million at December 31, 2002 to $81.4 million at June 30, 2003.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Financial Condition.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2003 of $9.5 million, or 9.9% of total assets, increased from $7.0 million, or 7.4% of total assets, at December 31, 2002. The Bank’s interest bearing balances of cash and cash equivalents increased by $4.1 million during the six months ended June 30, 2003, from $2.6 million at December 31, 2002 to $6.7 million at December 31, 2002. Interest bearing balances consist of FHLB overnight account balances.

The changes in the sources and uses of cash related to operating, investing and financing activities are reflected in the Company’s “Consolidated Statement of Cash Flows”.

Investment Securities

Investment securities available for sale decreased $2.8 million from $15.5 million at December 31, 2002 to $12.7 million at June 30, 2003. The $2.8 million decrease was the result of proceeds of $4.0 million from paydowns on mortgage-backed securities, proceeds of $1.1 million from calls of two agency bonds and $3.1 million from the sale of five agency bonds. These decreases in investment securities available for sale were primarily offset by purchases of $5.4 million.

Loans

The primary investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama.

As discussed in “Risk Factors,” the Company has had a significant change in operating strategy and management since January 1, 2001. Primary emphasis was given to problem loan administration during 2001 and 2002. As a result of declining capital ratios, it was management’s intent to reduce the overall size of the Bank, raise additional capital and bring required capital ratios into compliance with regulatory guidelines. Therefore, the Bank’s loan portfolio decreased significantly from $139.7 at December 31, 2000 to $67.8 million at June 30, 2003.

The size of the loan portfolio has increased during the six months ended June 30, 2003. Net loans increased $168,000 from $67.6 million at December 31, 2002 to $67.8 million at June 30, 2003. A comparison of the Bank’s loan portfolio at June 30, 2003 and December 31, 2002 is shown below.

	At June 30, 2003		At December 31, 2002
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Mortgage loans
Residential	$31,324	46.20%	$30,216	44.67%
Commercial	19,968	29.45	19,613	29.00

Total mortgage loans	51,292	75.65	49,829	73.67
Commercial business loans	10,781	15.90	11,941	17.65
Consumer loans	10,214	15.06	10,394	15.37

Total loans	72,287	106.61	72,164	106.69
Less:
Undisbursed loans in process	590	0.87	304	0.45
Unamortized fees and deferred interest	196	0.29	35	0.05
Allowance for loan losses	3,693	5.45	4,185	6.19

Net loans receivable	$67,808	100.00%	$67,640	100.00%

Total mortgage loans increased $1.5 million, or 2.9%, to $51.3 million at June 30, 2003, from $49.8 million at December 31, 2002. Although the Bank directly originates residential mortgage loans, the majority of these loans have been sold in the secondary mortgage market as they are low, fixed rate, long-term loans. In managing the interest rate risk of the Bank, these loans are generally not desirable for the Bank’s portfolio as compared to adjustable rate residential mortgage loans. The $1.5 million increase in mortgage loans was primarily the result of originations of adjustable rate loans that adjust annually after the first adjustment that is typically between five and seven years. These originations more than offset the increased level of repayments resulting from refinances due to low market interest rates.

The Bank’s combined commercial and consumer loan portfolio decreased $1.3 million, or 6.0%, to $21.0 million at June 30, 2003 from $22.3 million at December 31, 2002 as new loan business has not offset the increased level of repayments. It is not management’s intention to curtail lending to the commercial business and consumer market sectors.

As discussed in “Risk Factors,” the Board has hired an Executive Vice President and Senior Lending Officer and the Bank expects to increase loan originations and business development in future periods.

The following table sets forth the Company’s commitments to originate loans, including unused commercial business and consumer lines of credit, and standby letters of credit:

	Contract or notional amount
	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Financial instruments and contract amounts which represent credit risk:
Commitments to extend credit	$590	$304
Unused lines of credit	3,915	4,062
Standby letters of credit	—	—

Non-performing Assets

Non-performing assets include loans classified as non-accrual, loans contractually past due 90 days or more and foreclosed real estate and other repossessed assets. The Company’s policy is to classify loans as non-accrual and stop accruing interest when a loan is 90 days delinquent as to principal or interest unless collection of both is assured by collateral, guarantees or other security. Non-accruing loans are reviewed for impairment, and the Company has identified impaired loans based on the loan’s estimated net realizable value and provided for possible loan loss allowances as discussed in “Allowance for Loan Losses and Provision for Loan Losses” below.

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

The following table sets forth non-performing assets at the dates indicated:

	June 30, 2003	December 31 2002
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$4,667	$6,841
Accruing loans which are contractually past due 90 days or more	183	535

Total of non-accrual and 90 days past due loans	$4,850	$7,376
Foreclosed real estate and other repossessed assets	778	697

Total non-performing assets	$5,628	$8,073

Total non-performing assets decreased by $2.4 million, or 30.3%, during the six months ended June 30, 2003, from $8.1 million at December 31, 2002 to $5.6 million at June 30, 2003. The decrease is primarily the result of a $2.2 million decrease in non-accrual loans and a $352,000 decrease in accruing loans that are contractually past due 90 days or more. The net decrease in non-accrual loans was primarily a result of seven loans being reworked and returned to accrual status or returned to accrual status because of consistent performance. These loans totaled $1.3 million. There were also $391,000 in nonaccrual loans paid off during the period, $387,000 in nonaccrual loans that were foreclosed and transferred to REO, $249,000 in nonaccrual loans that were charged down or written off during the period and $279,000 in reductions through payments or collateral liquidation. These reductions were offset by three residential mortgages totaling $385,000 being added to nonaccrual during the period. Foreclosed real estate and other assets increased $81,000 during the six months ended June 30, 2003 from $697,000 at December 31, 2002 to $778,000 at June 30, 2003. At June 30, 2003, foreclosed real estate of $778,000 consists of nine parcels of residential property and one parcel of commercial real estate. At June 30, 2003, the Company did not have any other repossessed assets.

Included in non-performing assets are $4.7 million of impaired loans at June 30, 2003 compared to $6.8 million at December 31, 2002. There was approximately $1.3 million in the allowance for loan losses specifically allocated to impaired loans at June 30, 2003 and December 31, 2002.

Allowance for Loan Losses

When determining the adequacy of the allowance for loan losses, management primarily considers the regulatory and Company classification of assets together with changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses decreased $492,000 during the six months ended June 30, 2003 to $3.7 million at June 30, 2003 from $4.2 million at December 31, 2002. The allowance for loan losses represented 5.4% and 6.2% of net loans receivable at June 30, 2003 and December 31, 2002, respectively. (See further discussion in “Provision for Loan Losses” below.)

In the opinion of management, the allowance for loan losses was adequate at June 30, 2003, to provide for potential loan losses in the loan portfolio at that date. While management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase or decrease the allowance in the future. Increases could have a material adverse affect on the Bank’s financial condition and results of operations. Losses ultimately confirmed will vary from original estimates, and adjustments, as necessary, will be made in the period in which these factors and other considerations become known.

Deposits, FHLB Advances and Other Notes Payable

Deposit balances increased $328,000 from $81.0 million at December 31, 2002 to $81.4 million at June 30, 2003. At June 30, 2003, savings certificates amounted to $51.4 million, or 63.2% of the Company’s total deposits, including $31.1 million that were scheduled to mature by June 30, 2004. Management of the Company believes it has adequate resources to fund all commitments with savings deposits, available FHLB overnight account funds and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company’s borrowings from the FHLB were $5.7 million at both December 31, 2002 and June 30, 2003. Notes payable to banks remained constant at $750,000 and notes payable to directors remained constant at $1.3 million at December 31, 2002 and June 30, 2003.

Stockholders’ Equity

Stockholders’ equity increased $8,000 from December 31, 2002 to June 30, 2003. The increase in stockholders’ equity was primarily the result of the $295,000 operating profit for the six months ended June 30, 2003. This increase was offset by a $278,000 non-cash charge to retained earnings to record the accretion of redeemable preferred stock, including cumulative but unpaid dividends and incentive payments. A net decrease of $9,000 in the unrealized gain on securities available for sale also offset the increase in stockholders’ equity.

Capital is the primary tool used by regulators to monitor the financial health of insured banks. The Federal Reserve Board and the Federal Deposit Insurance Corporation have historically had similar capital adequacy guidelines involving minimum leverage capital and risk-based capital requirements. Federal Reserve Board regulations evaluate Bancshares capital compliance on a bank-only basis because Bancshares has total consolidated assets of less than $150 million. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Based on the risk-based capital rules and definitions prescribed by the banking regulators, should an institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions.

At June 30, 2003, the Bank’s regulatory capital ratios were as follows:

	Amount	Percentage of adjusted total assets
	(Dollars in thousands)
First Southern Bank:

Total capital (to risk-weighted assets)	$9,225	13.81%
To be well capitalized under the FDICIA prompt corrective action provisions	6,681	10.00%

Excess	$2,544	3.81%

Tier 1 Capital (to risk-weighted assets)	$8,355	12.51%
To be well capitalized under the FDICIA prompt corrective action provisions	4,009	6.00%

Excess	$4,346	6.51%

Tier 1 Capital (to average assets)	$8,355	8.75%
To be well capitalized under the FDICIA prompt corrective action provisions	4,777	5.00%

Excess	$3,578	3.75%

Total capital (to risk-weighted assets)	$9,225	13.81%
Minimum risk-based capital requirements	5,345	8.00%

Excess	$3,880	5.81%

Tier 1 Capital (to risk-weighted assets)	$8,355	12.51%
Mimimum core capital	2,673	4.00%

Excess	$5,682	8.51%

Tier 1 Capital (to average assets)	$8,355	8.75%
Minimum Tier 1 capital requirement	3,822	4.00%

Excess	$4,533	4.75%

To be well capitalized, the Bank must maintain the capital ratios as set forth in the preceding table and not be subject to a capital order. As of June 30, 2003, the Bank would have been categorized as “well capitalized” under applicable regulatory guidelines but for the Order as previously discussed. However, as of June 30, 2003, the Bank is in compliance with the Order’s requirement of Tier 1 capital equal to or in excess of 7.00% and meets the minimum risk-based standards.

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

Additionally, Bancshares requires cash for various operating needs including debt service and general corporate expenses. The primary source of liquidity for Bancshares is borrowings from various sources. As discussed in “Risk Factors” section, the Bank is restricted from paying any dividends to Bancshares without prior written consent from the Regulators under terms of the Order. Additionally, Bancshares is restricted from borrowing without special regulatory approval under terms of the MOU. As a result, liquidity at the holding company level could become insufficient to support Bancshares’ need for funds. During the six months ended June 30, 2003, the Bank received written consent from the Regulators and paid a $250,000 dividend to Bancshares.

The Bank’s FHLB credit availability program, which has a credit limit of 10% of the Bank’s assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB. Credit availability is limited to 85% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral. FHLB deposits may also secure FHLB borrowings. The requirement to pledge qualifying mortgages or investment securities for any additional borrowings from the FHLB limits the Bank’s short-term liquidity. The Bank’s liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings. At June 30, 2003, the Bank has pledged investment securities with a market value of $5.9 million to the FHLB to collateralize outstanding advances of $5.7 million.

The Company’s liquid assets, excluding pledged securities, increased from $15.6 million, or 16.5% of total assets, at December 31, 2002 to $15.9 million, or 16.5% of total assets, at June 30, 2003. It is Management’s policy to maintain sufficient liquid assets to cover all foreseeable demands on cash.

In addition to the liquidity issues discussed above, as an insured institution as described in the Federal Deposit Insurance Act, the Bank is required to maintain “cash reserves” under guidelines established by the Federal Reserve. Depository institutions, as defined by the Federal Reserve, are required to maintain cash reserves for the purpose of facilitating the implementation of monetary policy of the Federal Reserve System. At June 30, 2003, the Bank’s qualifying funds of $712,000 exceeded the required reserve of $145,000.

COMPARISON OF OPERATING RESULTS FOR THE

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

General

Consolidated net income before effect of cumulative dividends and premium accretion on preferred stock for the three months ended June 30, 2003 was $185,000 as compared to a net loss of $241,000 for the three months ended June 30, 2002. Consolidated net income applicable to common shareholders for the three months ended June 30, 2003 was $46,000 as compared to a net loss of $380,000 for the three months ended June 30, 2002. Basic and diluted earnings per common share for the three months ended June 30, 2003 was

$0.04 as compared to a basic and diluted loss per common share of $0.30 for the three months ended June 30, 2002.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Operations.

Net Interest Income

Net interest income for the three months ended June 30, 2003 was $774,000, a $41,000 decrease as compared to $815,000 for the three months ended June 30, 2002. The decrease in interest income on earning assets of $446,000 exceeded the $405,000 decrease in interest expense on deposits and borrowings for the period.

The net interest margin increased from 3.13% for the three months ended June 30, 2002 to 3.59% for the comparable period in 2003.

Interest Income

Interest income for the three months ended June 30, 2003 was $1.3 million as compared to $1.7 million for the three months ended June 30, 2002, representing a decrease of $446,000, or 25.8%. The decrease was primarily attributable to the $18.2 million, or 17.4%, decrease in average interest-earning assets from $104.6 million for the three months ended June 30, 2002 to $86.4 million for the comparable period in 2003. The decrease in average earning assets in the 2003 period was primarily due to the Bank’s sale of two branches in September 2002. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 6.63% for the three months ended June 30, 2002 to 5.96% for the three months ended June 30, 2003. The lower yield is the result of lower market interest rates primarily attributable to rate reductions by the Federal Reserve Bank.

Interest on loans receivable decreased $308,000, or 21.1%, from $1.5 million for the three months ended June 30, 2002 to $1.2 million for the comparable period in 2003. The decrease is primarily due to the $8.4 million, or 11.1%, decrease in the average balance of total accruing loans from $75.5 million for the three months ended June 30, 2002 to $67.1 million for the three months ended June 30, 2003. The decrease in the average balance of accruing loans in the 2003 period was primarily attributable to loans sold in the disposition of the two branches in September 2002. The average yield on total accruing loans decreased from 7.74% for the three months ended June 30, 2002 to 6.87% for the comparable period in 2003.

Interest on investment securities decreased $80,000, or 41.0%, from $195,000 for the three months ended June 30, 2002 to $115,000 for the three months ended June 30, 2003. The decrease is the result of the average balance of investment securities decreasing $1.2 million from $15.8 million for the three months ended June 30, 2002 to $14.6 million for the comparable period in 2003. The decrease is also the result of Management adjusting the book premiums on certain mortgage-backed securities whose principal paybacks had exceeded original average life projections. This adjustment resulted in a $24,000 reduction in interest income for the three months ended June 30, 2003. The average yield on investment securities decreased from 4.98% for the three months ended June 30, 2002 to 3.16% for the comparable period in 2003.

Other interest income includes earnings on the overnight account at the FHLB of Atlanta and FHLB stock dividends. The $58,000 decrease in other interest income from $76,000 for the three months ended June 30, 2002 to $18,000 for the three months ended June 30, 2003 is due primarily to decreases in FHLB overnight balances and FHLB stock balances. The average balance of FHLB overnight balances decreased 64% from $11.4 million for the three months ended June 30, 2002 to $4.1 million for the comparable period in 2003. The average yield on FHLB overnight balances decreased from 1.80% to 1.26% during the same periods, respectively. The average FHLB stock balance decreased from $1.9 million for the three months ended June 30, 2002 to $578,000 for the three months ended June 30, 2003. The average yield on FHLB stock balances decreased from 5.25% to 4.00% during the same periods, respectively.

Interest Expense

Interest expense for the three months ended June 30, 2003 was $509,000 compared to $914,000 for the three months ended June 30, 2002, representing a decrease of $405,000, or 44.3%.

Interest on deposits decreased $403,000, or 50.2%, from $802,000 for the three months ended June 30, 2002 to $399,000 for the comparable period in 2003. The average balance of interest-bearing deposits decreased $26.8 million, or 26.3%, from $101.9 million for the three months ended June 30, 2002 to $75.1 million for the three months ended June 30, 2003 primarily as the result of the sale of two branches in September 2002. The average cost of interest-bearing deposits decreased from 3.16% to 2.13% during the same periods, respectively.

Interest expense on FHLB advances and other borrowings decreased $2,000 from $112,000 for the three months ended June 30, 2002 to $110,000 for the three months ended June 30, 2003. The average balance of FHLB advances and other borrowings remained constant at $7.7 million for the periods. The average cost of FHLB advances and other borrowings decreased from 5.88% to 5.72% during the same periods, respectively.

Provision for Loan Losses

The provision for loan losses is the cost of providing for anticipated future losses on loans. The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, management’s and the Regulators’ assessment of loan portfolio quality, the value of collateral and general economic factors.

The identification of problem loans within the Bank’s portfolio began with an internal investigation starting in the third quarter of 2000. Classified assets, as defined by the Regulators, have decreased from $20.5 million, or 17.7% of total assets at June 30, 2002, to $11.1 million, or 11.6% of total assets at June 30, 2003. Management continues to address the significant amount of problem loans. Although the Board and Management believe that the most significant problems have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status.

The following table sets forth an analysis of the Bank’s allowance for loan loss activity for the periods indicated:

	Three months ended June 30,
	2003	2002
	(Dollars in thousands)
Balance—beginning of period	$4,038	$5,255
Provision for (recovery of) loan losses	(189)	113
Recoveries	111	201
Charge-offs	(267)	(944)

Balance—end of period	$3,693	$4,625

Management recorded a recovery of a provision for loan losses of $189,000 for the three months ended June 30, 2003 as compared to a provision of $113,000 for the three months ended June 30, 2002. The $189,000 recovery of a provision for loan losses for the three months ended June 30, 2003 is directly attributable to the significant decrease in adversely classified assets and the decrease in net charge-offs.

Net charge-offs decreased from $743,000 for the three months ended June 30, 2002 to $156,000 for the comparable period in 2003.

Non-Interest Income

Non-interest income increased $18,000 from $245,000 for the three months ended June 30, 2002 to $263,000 for the three months ended June 30, 2003. The increase in non-interest income was primarily the result of a $23,000 increase in loan fees and service charges attributable to an increased volume of residential mortgage loans originated and sold in the secondary market. A $4,000 decrease in net losses on sale of real estate owned and other assets also contributed to the increase. These increases were partially offset by a $6,000 decrease in net gains on sale of investment securities and a $3,000 decrease in other non-interest income.

Non-Interest Expense

Non-interest expense decreased $212,000 from $1.2 million for the three months ended June 30, 2002 to $1.0 million for the three months ended June 30, 2003. The decrease in non-interest expense was primarily attributable to a decrease in professional fees of $133,000 and a decrease in compensation and employee benefits of $39,000. Professional fees decreased from $252,000 for the three months ended June 30, 2002 to $119,000 for the comparable period in 2003. Compensation and employee benefits decreased from $555,000 for the three months ended June 30, 2002 to $516,000 for the comparable period in 2003 primarily as a result of a reduced employee base associated with the sale of two branches in September 2002.

Income Taxes

The Company recorded income tax expense of $5,000 for the three months ended June 30, 2003 as compared to an income tax benefit of $60,000 for the three months ended June 30, 2002. The $5,000 expense in the 2003 period represents an adjustment to the 2002 carryback claim previously estimated. No tax liability is due for the 2003 period A 100% valuation allowance for all of the Company’s deferred tax assets was in place during both periods and remains in place as of June 30, 2003.

Cumulative Dividends and Premium Accretion

The Company recorded $139,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding for the three months ended June 30, 2003 and June 30, 2002. The $139,000 charge to retained earnings for the three months ended June 30, 2003 included cumulative but unpaid dividends of $51,000, premium accretion of $24,000, and accrued incentive payments of $64,000.

COMPARISON OF OPERATING RESULTS FOR THE

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

General

Consolidated net income before effect of cumulative dividends and premium accretion on preferred stock for the six months ended June 30, 2003 was $295,000 as compared to a net loss of $728,000 for the six months ended June 30, 2002. Consolidated net income applicable to common shareholders for the six months ended June 30, 2003 was $17,000 as compared to a net loss of $1.2 million for the six months ended June 30, 2002. Basic and diluted earnings per common share for the six months ended June 30, 2003 was $0.01 as compared to a basic and diluted loss per common share of $0.92 for the six months ended June 30, 2002.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Operations.

Net Interest Income

Net interest income for the six months ended June 30, 2003 was $1.5 million, a $92,000 decrease as compared to $1.6 million for the six months ended June 30, 2002. The decrease in interest income on earning assets of $1.0 million exceeded the $927,000 decrease in interest expense on deposits and borrowings for the period.

The net interest margin increased from 2.96% for the six months ended June 30, 2002 to 3.50% for the comparable period in 2003.

Interest Income

Interest income for the six months ended June 30, 2003 was $2.6 million as compared to $3.6 million for the six months ended June 30, 2002, representing a decrease of $1.0 million, or 28.5%. The decrease was primarily attributable to the $21.8 million, or 20.2%, decrease in average interest-earning assets from $107.7 million for the six months ended June 30, 2002 to $85.9 million for the comparable period in 2003. The decrease in average earning assets in the 2003 period was primarily due to the Bank’s sale of two branches in September 2002. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 6.69% for the six months ended June 30, 2002 to 6.00% for the six months ended June 30, 2003. The lower yield is the result of lower market interest rates primarily attributable to rate reductions by the Federal Reserve Bank.

Interest on loans receivable decreased $747,000, or 24.7%, from $3.0 million for the six months ended June 30, 2002 to $2.3 million for the comparable period in 2003. The decrease is primarily due to the $11.4 million, or 14.6%, decrease in the average balance of total accruing loans from $77.9 million for the six months ended June 30, 2002 to $66.5 million for the six months ended June 30, 2003. The decrease in the average balance of accruing loans in the 2003 period was primarily attributable to loans sold in the disposition of the two branches in September 2002. The average yield on total accruing loans decreased from 7.82% for the six months ended June 30, 2002 to 6.90% for the comparable period in 2003.

Interest on investment securities decreased $155,000, or 38.9%, from $398,000 for the six months ended June 30, 2002 to $243,000 for the six months ended June 30, 2003. The decrease is the result of the average balance of investment securities decreasing $1.1 million from $16.0 million for the six months ended June 30, 2002 to $14.9 million for the comparable period in 2003. The decrease is also the result of Management adjusting the book premiums on certain mortgage-backed securities whose principal paybacks had exceeded original average life projections. These adjustments resulted in a $51,000 reduction in interest income for the six months ended June 30, 2003. The average yield on investment securities decreased from 4.99% for the six months ended June 30, 2002 to 3.25% for the comparable period in 2003.

Other interest income includes earnings on the overnight account at the FHLB of Atlanta and FHLB stock dividends. The $117,000 decrease in other interest income from $154,000 for the six months ended June 30, 2002 to $37,000 for the six months ended June 30, 2003 is due primarily to decreases in FHLB overnight balances and FHLB stock balances. The average balance of FHLB overnight balances decreased 67.5% from $12.0 million for the six months ended June 30, 2002 to $3.9 million for the comparable period in 2003. The average yield on FHLB overnight balances decreased from 1.73% to 1.26% during the same periods, respectively. The average FHLB stock balance decreased from $1.9 million for the six months ended June 30, 2002 to $630,000 for the six months ended June 30, 2003. The average yield on FHLB stock balances decreased from 5.50% to 4.27% during the same periods, respectively.

Interest Expense

Interest expense for the six months ended June 30, 2003 was $1.1 million, compared to $2.0 million for the six months ended June 30, 2002, representing a decrease of $927,000, or 46.5%.

Interest on deposits decreased $930,000, or 52.4%, from $1.8 million for the six months ended June 30, 2002 to $845,000 for the comparable period in 2003. The average balance of interest-bearing deposits decreased $30.0 million, or 28.3% from $105.9 million for the six months ended June 30, 2002 to $75.9 million for the six months ended June 30, 2003 primarily as the result of the sale of two branches in September 2002. The average cost of interest-bearing deposits decreased from 3.38% to 2.24% during the same periods, respectively.

Interest expense on FHLB advances and other borrowings increased $3,000 from $217,000 for the six months ended June 30, 2002 to $220,000 for the six months ended June 30, 2003. The average balance of FHLB advances and other borrowings increased from $7.5 million for the six months ended June 30, 2002 to $7.7 million for the comparable period in 2003. The average cost of FHLB advances and other borrowings decreased from 5.87% to 5.74% during the same periods, respectively.

Provision for Loan Losses

The provision for loan losses is the cost of providing for anticipated future losses on loans. The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, management’s and the Regulators’ assessment of loan portfolio quality, the value of collateral and general economic factors.

The identification of problem loans within the Bank’s portfolio began with an internal investigation starting in the third quarter of 2000. Classified assets, as defined by the Regulators, have decreased from $20.5 million, or 17.7% of total assets at June 30, 2002 to $11.1 million, or 11.6% of total assets at June 30, 2003. Management continues to address the significant amount of problem loans. Although the Board and Management believe that the most significant problems have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status.

The following table sets forth an analysis of the Bank’s allowance for loan loss activity for the periods indicated:

	Six months ended June 30,
	2003	2002
	(Dollars in thousands)
Balance—beginning of period	$4,185	$5,650
Provision for (recovery of) loan losses	(389)	283
Recoveries	180	443
Charge-offs	(283)	(1,751)

Balance—end of period	$3,693	$4,625

Management recorded a recovery of a provision for loan losses of $389,000 for the six months ended June 30, 2003 as compared to a provision of $283,000 for the six months ended June 30, 2002. The $389,000 recovery of a provision for loan losses for the six months ended June 30, 2003 is directly attributable to the significant decrease in adversely classified assets and the decrease in net charge-offs. Net charge-offs decreased from $1.3 million for the six months ended June 30, 2002 to $103,000 for the comparable period in 2003.

Non-Interest Income

Non-interest income increased $25,000 from $468,000 for the six months ended June 30, 2002 to $493,000 for the six months ended June 30, 2003. The increase in non-interest income was the result of a $21,000 increase in net gains on sale of real estate owned and other assets. The net gain on the sale of real estate owned and other assets for the six months ended June 30, 2002 was $6,000 as compared to $27,000 for the same period in 2003. Also contributing to the increase in non-interest income, loan fees and service charges increased $15,000 from $380,000 for the six months ended June 30, 2002 to $395,000 for the same period in 2003. The increase in loan fees and service charges was primarily attributable to an increased volume of residential mortgage loans originated and sold in the secondary market. These increases in non-interest income were partially offset by decreases of $6,000 in net gains on sale of investment securities and $5,000 in other non-interest income.

Non-Interest Expense

Non-interest expense decreased $483,000 from $2.6 million for the six months ended June 30, 2002 to $2.1 million for the six months ended June 30, 2003. The decrease in non-interest expense was primarily attributable to a decrease in professional fees of $240,000 and a decrease in compensation and employee benefits of $139,000. Professional fees decreased from $493,000 for the six months ended June 30, 2002 to $253,000 for the comparable period in 2003. Compensation and employee benefits decreased from $1.2 million for the six months ended June 30, 2002 to $1.0 million for the comparable period in 2003 primarily as a result of a reduced employee base associated with the sale of two branches in September 2002. The Company also realized decreases in occupancy, data processing, FDIC insurance and other operating expenses during the 2003 period.

Income Taxes

The Company recorded income tax expense of $5,000 for the six months ended June 30, 2003 as compared to an income tax benefit of $60,000 for the six months ended June 30, 2002. The $5,000 expense in the 2003 period represents an adjustment to the 2002 carryback claim previously estimated. No tax liability is due for the 2003 period. A 100% valuation allowance for all of the Company’s deferred tax assets was in place during both periods and remains in place as of June 30, 2003.

Cumulative Dividends and Premium Accretion

The Company recorded $278,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding for the six months ended June 30, 2003 as compared to $424,000 for the comparable period in 2002. The provision for the six months ended June 30, 2002 included an adjustment of $146,000 for 2001 arrearages not accrued in 2001. The $278,000 charge to retained earnings for the six months ended June 30, 2003 included cumulative but unpaid dividends of $102,000, premium accretion of $48,000, and accrued incentive payments of $128,000.

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures: The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of these controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date.

(b)	Changes in Internal Controls: The Company made no significant changes in its internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation of these controls by the chief executive officer and chief financial officer.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Bancshares is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine proceedings, in the aggregate, are believed by management to be immaterial to Bancshares’ financial condition or results of operations.

ITEM 2—CHANGES IN SECURITIES

Not applicable.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders (“Meeting”) was held on May 16, 2003. The results of the vote on the matter presented at the Meeting were as follows:

The following individuals were elected as director for the term expiring in 2006:

	Votes For	Votes Withheld
James Bishop	1,323,369	27,814
Robert Walker	1,323,469	27,714

The directors whose terms continued at the Meeting are:

S. Greg Beadle

B. Jack Johnson

Steve McKinney

J. Acker Rogers

ITEM 5—OTHER INFORMATION

Not applicable.

ITEM 6—EXHIBITS AND REPORT ON FORM 8-K

(a)	Exhibits

3(a)	Certificate of Incorporation of the Company(1)
3(b)	Certificate of Amendment of Certificate of Incorporation(2)
3(c)	Bylaws of the Company(1)
3(d)	Amendment to Bylaws, dated September 10, 1998(3)
4(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock(4)
4(b)	Certificate of Designation of the Preference and Rights of the Series B Preferred Stock(4)
11	Statement re: computation of per share earnings (See Note 2 to the Company’s consolidated unaudited financial statements on page 5 hereof)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, (SEC File No. 33-87384), as subsequently amended.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 1997.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1998.
(4)	Incorporated by reference to the Company’s Form 8-K dated August 31, 2001.

(b)	Reports on Form 8-K

1.	On April 18, 2003, Bancshares filed a Form 8-K announcing the receipt of unqualified opinions on Bancshares’ consolidated financial statements for the fiscal years ended December 31, 2001 and 2002, from Bancshares’ independent auditors, Kraft Bros., Esstman, Patton & Harrell, PLLC, Nashville, Tennessee.

Bancshares also announced the restatement of previously reported basic loss applicable to common shareholders for 2001 and the resulting revision of the previously released basic loss applicable to common shareholders for 2002. In addition, Bancshares reported the restatement of the loss per basic and diluted common share for 2001 and revision of the per share data for 2002, and the restatement and revision of the income taxes receivable as of December 31, 2001 and 2002, respectively.

2.	On May 2, 2003, Bancshares filed a Form 8-K announcing its financial results for the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTHERN BANCSHARES, INC.

Date August 14, 2003	/s/ B. Jack Johnson
B. Jack Johnson President and Chief Executive Officer (Principal Executive Officer)

Date August 14, 2003	/s/ Roderick V. Schlosser
Roderick V. Schlosser Executive Vice President and Chief Financial Officer (Principal Financial Officer)