Form 10KSB/A
period 2002-12-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 2003-12-18
CIK 934302

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

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐

The issuer’s gross revenues for the fiscal year ended December 31, 2002 were $6,506,000.

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

Transitional Small Business Disclosure Format (check one): YES ☐    NO ☒

INTRODUCTORY NOTE

On April 15, 2003, First Southern Bancshares, Inc. (the “Company”) filed its annual report on Form 10-KSB for the fiscal year ended December 31, 2002. The Company has restated its Consolidated Financial Statements at and for the years ended December 31, 2001 and 2002 to conform its accounting treatment of the derivative debt instrument embedded in the Company’s Series A redeemable preferred stock, and the charges for cumulative dividends and the redemption premium accretion related to its Series A and Series B redeemable preferred stock, with generally accepted accounting principles. The consolidated statements of financial condition as of December 31, 2001 and 2002 have been restated to record the fair value of the derivative debt instrument as a liability and to reduce the carrying value of the Series A redeemable preferred stock accordingly. The consolidated statements of operations for the years ended December 31, 2001 and 2002 have been restated to reflect the change in fair value of the derivative debt instrument and to revise the cumulative dividend arrearages and premium accretion on the Series A and Series B redeemable preferred stock for each period. The 2001 net effect of the restatements is to increase the previously reported basic loss applicable to common shareholders from $7,867,000 to $8,023,000, or a diluted loss per common share of $6.38 as compared to a diluted loss per common share of $6.26 previously reported. The 2002 net effect of the restatements is to decrease the basic loss applicable to common shareholders from $411,000 to $189,000, or a diluted loss per common share of $0.15 as compared to diluted loss per common share of $0.33 previously reported. This amendment is being filed to file the Company’s restated Consolidated Financial Statements at and for the years ended December 31, 2001 and 2002 which contain the unqualified opinion of Kraft Bros., Esstman, Patton & Harrell, PLLC. The Auditor’s report includes an “emphasis of a matter” paragraph that emphasizes that the consolidated financial statements are prepared under an assumption that the Company is a going concern.

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

Total liabilities decreased $36.4 million from $126.4 million at December 31, 2001 to $90.0 million at December 31, 2002. The sale of the branch offices included the transfer of $20.7 million in deposits. During the year ended December 31, 2002, deposits decreased $37.6 million. The decrease in deposits was partially offset by borrowings of approximately $1.3 million from certain of the Company’s directors.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Financial Condition.

Critical Accounting Policies

The accounting principles followed by the Company and the methods of applying these principles conforms with accounting principles generally accepted in the United States and with general practices followed by the banking industry. Critical accounting policies relate to investments, loans, allowance for loan losses, embedded derivatives, redeemable preferred stock, income taxes and stock-based compensation. These policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in Note 1, “Organization and Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements in Exhibit 99(c) of this Annual Report on Form 10-KSB.

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

The following table sets forth non-performing assets at the dates indicated:

	At December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis(1):
Real estate:
1-4 unit residential	$1,076	$1,689	$471	$—	$132
Farmland	17	—	207	—	—
Commercial	1,978	3,542	747	—	—
Construction and land development	1,825	3,089	—	—	782
Commercial business	1,896	3,796	866	683	—
Consumer	49	102	96	—	—

Total	6,841	12,218	2,387	683	914

Accruing loans which were contractually past due 90 days or more:
Real estate:
1-4 unit residential	418	772	1,377	952	1,553
Commercial	17	315	—	59	243
Construction and land development	—	—	—	—	112
Commercial business	—	306	—	398	432
Consumer	100	2	23	158	105

Total	535	1,395	1,400	1,567	2,445

Total of nonaccrual and 90 days past due loans	7,376	13,613	3,787	2,250	3,359
Foreclosed real estate and other assets	697	1,234	1,070	918	710

Total non-performing assets	$8,073	$14,847	$4,857	$3,168	$4,069

Total loans delinquent 90 days or more to net loans	10.90%	15.06%	2.71%	1.44%	2.19%
Total loans delinquent 90 days or more to total assets	7.74%	10.37%	2.26%	1.26%	1.88%
Total non-performing assets to total assets	8.47%	11.31%	2.90%	1.77%	2.28%

(1)	At the dates indicated, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15. At December 31, 2002, the Bank had impaired loans within the meaning of SFAS No. 114 amounting to $6.8 million. With regard to non accrual, restructured and impaired loans, the gross interest income that would have been recorded in the year ended December 31, 2002, if the loans had been current in accordance with their terms and had both outstanding during the year or since origination, if held for part of period, is estimated by management to be $612,000. The amount of interest income on those loans that was included in net income for the period is $26,000.

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

Stockholders’ Equity

Stockholders’ equity increased $116,000 from $1.1 million at December 31, 2001 to $1.2 million at December 31, 2002. The increase in stockholders’ equity was primarily the result of a net operating profit of $222,000, a $297,000 net unrealized gain in securities available for sale and $8,000 related to the issuance of stock warrants. This increase in stockholders’ equity was partially offset by a $411,000 non-cash charge to retained earnings to reflect cumulative dividend arrearages and premium accretion in the Company’s redeemable preferred stock.

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

COMPARISON OF OPERATING RESULTS FOR THE

YEARS ENDED DECEMBER 31, 2002 AND 2001

General

Consolidated net income before effect of cumulative dividends and premium accretion on preferred stock for the year ended December 31, 2002 was $222,000 as compared to a net loss of $7.9 million for the year ended December 31, 2001. Consolidated net loss applicable to common shareholders for the year ended December 31, 2002 was $189,000 as compared to a net loss of $8.0 million for the comparable period in 2001. Basic and diluted loss per common share for the year ended December 31, 2002 was $0.15 as compared to a basic and diluted loss per common share of $6.38 for the year ended December 31, 2001.

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

Non-interest Expense

Non-interest expense decreased $600,000 from $5.6 million for year ended December 31, 2001 to $5.0 million for year ended December 31, 2002. Insurance expense increased $75,000 from $237,000 for the year ended December 31, 2001 to $312,000 for the comparable period in 2002 due to increased FDIC insurance premiums. The FDIC assesses insurance premiums to each institution based both on the balance of insured deposits held during the previous two quarters as well as on the degree of risk the institution poses to the insurance fund. FDIC insurance premiums totaled $250,000 for the year ended December 31, 2002 as compared to $172,000 for the same period in 2001. This increase in non-interest expense was more than offset by decreases in compensation and employee benefits, building and occupancy expense, data processing expense, advertising expense, and other non-interest expense. Other non-interest expenses decreased $509,000 from $1.7 million for the year ended December 31, 2001 to $1.1 million for the comparable period in 2002. Other non-interest expense decreased as a result of decreases in FHLB advance prepayment penalties, professional fees and other loan expenses. Other non-interest expense for the year ended December 31, 2001 included $276,000 in FHLB advance prepayment penalties as compared to no prepayment penalties for the comparable period in 2002.

Income Taxes

The Company recorded an income tax benefit for the year ended December 31, 2002 of $272,000 as compared to an income tax provision of $12,000 for the year ended December 31, 2001. The income tax provision of $12,000 on a pre-tax loss of $7.9 million for the year ended December 31, 2001 resulted primarily from the creation of a valuation allowance for the Bank’s net deferred tax assets that more than offsets the carryback benefits available for 2001. The 2002 benefit of $272,000 on a pre-tax loss of $50,000 reflects the effect of permanent book/tax differences and the exclusion of the effect of deferred items on the income tax provision for the period. As discussed earlier, a valuation allowance for all of the Company’s net deferred tax assets remains in place as of December 31, 2002. As a result, the income tax benefit for the year ended December 31, 2002, reflects the Federal loss carryback benefit available from 1999 for the 2002 loss for tax purposes.

Cumulative Dividends and Premium Accretion

The Company recorded $411,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding during the year ended December 31, 2002 as compared to $133,000 during the year ended December 31, 2001. The increase is a result of the redeemable preferred stock being outstanding for all of 2002 as compared to four months in 2001.

Item 7. Financial Statements

The consolidated financial statements are incorporated by reference into this Form 10-KSB/A from Exhibit 99(a) of this Form 10-KSB/A. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes.

Independent Auditors’ Report of Kraft Bros., Esstman, Patton & Harrell, PLLC

Consolidated Statements of Financial Condition, December 31, 2002 and 2001

Consolidated Statements of Operations For the Years Ended December 31, 2002 and 2001

Consolidated Statements of Shareholders’ Equity For the Years Ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows For the Years Ended December 31, 2002 and 2001

Notes to Consolidated Financial Statements

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits

3(a)	Certificate of Incorporation of the Company(1)

3(b)	Certificate of Amendment of Certificate of Incorporation(2)

3(c)	Bylaws of the Company(1)

3(d)	Amendment to Bylaws, dated September 10, 1998(3)

4(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock(4)

4(b)	Certificate of Designation of the Preference and Rights of the Series B Preferred Stock(4)

10(a)	1996 Stock Option Plan of the Company(5)

10(b)	1996 Management Recognition and Development Plan of the Company(5)

10(c)	Employment Agreement with Robert C. Redd(6)

10(d)	Amended and Restated Employment Agreement with Billy Jack Johnson, Jr., as amended(7)

10(e)	Stock Option Agreement with Billy Jack Johnson, Jr.(7)

10(f)	Employment Agreement with Roderick Vance Schlosser, as amended(7)

10(g)	Stock Option Agreement with Roderick Vance Schlosser(7)

10(h)	Employment Agreement with Dennis Morgan, as amended(7)

10(i)	Stock Option Agreement with Dennis Morgan (7)

11	Statement Re: Computation of Per Share Earnings(8)

21	Subsidiaries of the Registrant(7)

23	Consent of Kraft Bros., Esstman, Patton & Harrell, PLLC

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

99	Consolidated Financial Statements and Notes to Consolidated Financial Statements

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 33-87384), as subsequently amended.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 1997.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1998.
(4)	Incorporated by reference to the Company’s Form 8-K dated August 31, 2001.
(5)	Incorporated by reference to the Company’s Proxy Statement for the 1996 Annual Meeting of Stockholders.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2001.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2002.
(8)	Incorporated by reference to Note 1 of the Notes to Consolidated Financial Statements.

(b)	Report on Form 8-K

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

FIRST SOUTHERN BANCSHARES, INC.

Date: December 17, 2003	By:	/s/ B. Jack Johnson
B. Jack Johnson Chief Executive Officer and President (Duly Authorized Representative)