Form 10QSB/A
period 2003-03-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 2003-12-22
CIK 934302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-QSB/A
(Amendment #2)

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

Explanatory Note

First Southern Bancshares, Inc. ("Bancshares"), the holding company for First Southern Bank (the "Bank"), is restating its previously restated and reported unaudited financial condition and results of operations for the quarter ended March 31, 2003. The restatement is the result of the Company's previous restatement of the financial condition and results of operations for the years ended December 31, 2002 and 2001, to conform its accounting treatment of the derivative debt instrument embedded in the Company's Series A redeemable preferred stock, and the charges for cumulative dividends and the redemption premium accretion related to its Series A and Series B redeemable preferred stock, with generally accepted accounting principles. The unaudited consolidated statement of financial condition as of March 31, 2003, has been restated to record the fair value of the derivative debt instrument as a liability and reduce the carrying value of the Series A redeemable preferred stock accordingly. The unaudited consolidated statements of operations for the three-month periods ended March 31, 2003 and 2002, have been restated to reflect the change in fair value of the derivative liability and to correct the cumulative divided arrearages and premium accretion on preferred stock for each period. The effect of the restatement for the three months ended March 31, 2003, is to decrease the previously restated and reported basic loss applicable to common shareholders from $29,000 to $12,000 or a diluted loss per common share of $0.01 as compared to a diluted loss per common share of $0.02 as previously restated and reported. The effect of the restatement for the three months ended March 31, 2002, is to decrease the previously reported basic loss applicable to common shareholders from $772,000 to $606,000, or a diluted loss per common share of $0.48 as compared to a diluted loss per common share of $0.61 as previously reported.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
(Unaudited)
	March 31, 2003	December 31, 2002
ASSETS	(Restated - See Explanatory Note)
Cash and cash equivalents	$ 7,644	$ 7,011
Investment securities available for sale, at fair value	15,251	15,482
Loans held for sale	486	271
Loans receivable, net	67,598	67,640
Premises and equipment, net	2,331	2,352
Federal Home Loan Bank stock, at cost	684	684
Accrued interest receivable	528	593
Income taxes receivable	347	347
Foreclosed real estate	763	697
Other assets	295	275
Total assets	$ 95,927	$ 95,352
	========	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Demand accounts	$ 27,213	$ 26,193
Certificate accounts	54,172	54,855
Total deposits	81,385	81,048
Advances from Federal Home Loan Bank	5,732	5,738
Notes payable to banks	750	750
Note payable to directors	1,250	1,250
Derivative debt instrument	1,008	990
Other liabilities	343	232
Total liabilities	90,468	90,008
Commitments and contingencies	--	--
Redeemable Preferred stock, $.01 par value:
Series A - 250,000 shares authorized; 160,350 issued and outstanding; 4% cumulative dividends initially, increasing after five years (aggregate future redemption value $3,528 plus cumulative dividend arrearages of $223)	2,978	2,911
Series B - 56,000 shares authorized; 47,775 issued and outstanding; 6% cumulative dividends initially, increasing after three years (aggregate future redemption value $1,283 plus cumulative dividend arrearages of $100)	1,260	1,223
Total redeemable preferred stock	4,238	4,134
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 4,000,000 shares authorized; 2,076,969 shares issued and 1,256,715 outstanding	21	21
Common stock warrants, 50,000 outstanding at $1 per share as of March 31, 2003	8	8
Additional paid-in capital	11,407	11,407
Retained earnings-substantially restricted	1,130	1,142
Net unrealized gain on securities available for sale	136	113
Treasury stock, at cost	(11,481)	(11,481)
Total stockholders' equity	1,221	1,210
Total liabilities and stockholders' equity	$ 95,927	$ 95,352
	========	========

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)
	Three Months Ended March 31,
	2003	2002
Interest income:	(Restated - See Explanatory Note)
Loans	$ 1,124	$ 1,563
Investment securities	128	203
Other	19	78
Total interest income	1,271	1,844
Interest expense:
Deposits	446	973
Federal Home Loan Bank advances and other	110	105
Total interest expense	556	1,078
Net interest income	715	766
Provision (reduction of provision) for loan losses	(200)	170
Net interest income after provision for (recovery of) loan losses	915	596
Noninterest income:
Loan fees and service charges	196	204
Net gains on sale of real estate owned and other assets	27	10
Other	7	9
Total noninterest income	230	223
Noninterest expense:
Compensation and employee benefits	505	605
Building and occupancy expense	132	135
Data processing expense	104	118
Advertising	5	3
FDIC insurance expense	39	57
Professional fees	134	241
Change in fair value of derivative debt instrument	18	17
Other	116	147
Total noninterest expense	1,053	1,323
Income (loss) before income taxes	92	(504)
Income tax expense	--	--
Net income (loss)	92	(504)
Cumulative dividend arrearages and premium accretion on preferred stock	104	102
Basic loss applicable to common shareholders	$ (12)	$ (606)
	=========	=========
Basic loss per common share	$ (0.01)	$ (0.48)
	=========	=========
Diluted loss per common share	$ (0.01)	$ (0.48)
	=========	=========
Dividends per common share	$ --	$ --
	=========	=========

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands, except share data)
(Unaudited)
(Restated - See Explanatory Note)

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

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands, except share data)
(Unaudited)
(Restated - See Explanatory Note)

	Additional Paid-In Capital	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances at January 1, 2002	$ 11,407	$ 1,331	$ (184)	$ 1,094
Net income for the year ended December 31, 2002	--	222	--	222
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	297	297
Total comprehensive income	--	--		519
Issuance of common stock warrants	--	--	--	8
Accretion and dividends accrued on redeemable preferred stock - Series A	--	(265)	--	(265)
Accretion and dividends accrued on redeemable preferred stock - Series B	--	(146)	--	(146)
Net change for the year	--	(189)	297	116
Balances at December 31, 2002	11,407	1,142	113	1,210

Net income for the three months ended March 31, 2003	--	92	--	92
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	--	--	23	23
Total comprehensive income	--	--	--	115
Accretion and dividends accrued on redeemable preferred stock - Series A	--	(67)	--	(67)
Accretion and dividends accrued on redeemable preferred stock - Series B	--	(37)	--	(37)
Net change for the year	--	(12)	23	11
Balances at March 31, 2003	$ 11,407	$ 1,130	$ 136	$ 1,221
	=====	=====	=====	=====

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:	(Restated - See Explanatory Note)
Net income (loss)	$ 92	$ (504)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	43	60
Provision for (recovery of) loan losses	(200)	170
Amortization/accretion of premiums/discounts on investments	33	5
Amortization of deferred loan fees	(3)	(9)
Gains on sale of real estate owned	(27)	(10)
Noncash compensation	--	20
Change in fair value of derivative debt instrument	18	17
(Increase) decrease in:
Loans held for sale	(215)	231
Accrued interest receivable	65	148
Other assets	(20)	(38)
Increase (decrease) in:
Other liabilities	111	158
Net cash provided by (used in) operating activities	(103)	248

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in total loans	(94)	8,667
Proceeds from repayments on mortgaged backed securities	1,938	206
Proceeds from sale or call of investments	600	--
Proceeds from sale of real estate owned	300	394
Acquisition of investment securities	(2,317)	--
Acquisition of premises and equipment	(22)	--
Net cash provided by investing activities	405	9,267

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	337	(5,631)
Repayment of advances from FHLB	(6)	(38)
Proceeds from notes payable to directors	--	1,000
Net cash provided by (used in) financing activities	331	(4,669)
INCREASE IN CASH AND CASH EQUIVALENTS	633	4,846
Cash and cash equivalents at beginning of period	7,011	14,230
Cash and cash equivalents at end of period	$ 7,644	$ 19,076
	=======	=======
SUPPLEMENTAL INFORMATION FOR CASH FLOW:
Noncash transactions:
Increase in net unrealized gain on securities available for sale	$ (23)	$ (49)
Loans foreclosed and transferred to real estate owned	$ 339	$ 918
Cash paid during the period for:
Interest	$ 550	$ 1,081
Income taxes	$ --	$ --

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

The March 31, 2003 and 2002 interim financial statements included in this report have been prepared by the Company without audit.  In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the March 31, 2003 and 2002 interim financial statements.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.  The December 31, 2002 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 2002.  Such Consolidated Statement of Financial Condition included therein was audited and received an unqualified opinion.  Although the auditor's report on the Company's financial statements for the year ended December 31, 2002 was unqualified, the auditor's report includes an additional paragraph alerting the user of the financial statements that they were prepared assuming the Company will continue as a going concern.

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

On April 15, 2003, the Company filed an amended Form 10-KSB for the year ended December 31, 2001, which included a restated independent auditors' report dated February 28, 2003, which expressed an unqualified opinion on the Company's Consolidated Financial Statements for the year ended December 31, 2001.  Based on events occurring subsequent to the originally issued report, management requested that the independent auditors reconsider their previous report in accordance with provisions of professional auditing standards.  The auditors were able to comply.  Although the auditor's reports on the Company's financial statements at and for the years ended December 31, 2002 and 2001 were unqualified, the auditor's reports include an additional paragraph alerting the user of the financial statements that they were prepared assuming the Company will continue as a going concern.

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

Total liabilities increased $460,000 from $90.0 million at December 31, 2002 to $90.5 million at March 31, 2003.  During the three months ended March 31, 2003, deposits increased $337,000 from $81.0 million at December 31, 2002 to $81.4 million at March 31, 2003.

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

Stockholder's Equity

Stockholders' equity increased $11,000 from December 31, 2002 to March 31, 2003. The increase was primarily the result of the $92,000 operating profit for the three months ended March 31, 2003, and a $23,000 increase in the net unrealized gain on securities available for sale. This increase was primarily offset by a $104,000 non-cash charge to retained earnings to record cumulative but unpaid dividends and the premium accretion on redeemable preferred stock.

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

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

General

Consolidated net income before effect of cumulative dividends and premium accretion on preferred stock for the three months ended March 31, 2003 was $92,000 as compared to a net loss of $504,000 for the three months ended March 31, 2002.  Consolidated net loss applicable to common shareholders for the three months ended March 31, 2003 was $12,000 as compared to  $606,000 for the three months ended March 31, 2002.  Basic and diluted loss per common share for the three months ended March 31, 2003 was $0.01 as compared to $0.48 for the three months ended March 31, 2002.

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

The following table sets forth an analysis of the Bank's allowance for loan loss activity for the periods indicated:
	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Balance - beginning of period	$ 4,185	$ 5,650
Provision (reduction of provision) for loan losses	(200)	170
Recoveries	87	242
Charge-offs	(16)	(807)
Balance - end of period	$ 4,056	$ 5,255
	=======	=======

Management recorded a reduction of the provision for loan losses of $200,000 for the three months ended March 31, 2003 as compared to a provision of $170,000 for the three months ended March 31, 2002.  The $200,000 reduction of the provision for loan losses for the three months ended March 31, 2003 is directly attributable to the significant decrease in adversely classified assets and the decrease in net charge-offs.  Net charge-offs decreased from $565,000 for the three months ended March 31, 2002 to net recoveries of $71,000 for the comparable period in 2003.

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

Non-interest Expense

Non-interest expense decreased $270,000 from $1.3 million for the three months ended March 31, 2002 to $1.1 million for the three months ended March 31, 2003.  The decrease in non-interest expense was primarily attributable to a decrease in professional fees of $107,000 and a decrease in compensation and employee benefits of  $100,000.   Professional fees decreased from $241,000 for the three months ended March 31, 2002 to $134,000 for the comparable period in 2003.  Compensation and employee benefits decreased from $605,000 for the three months ended March 31, 2002 to $505,000 for the comparable period in 2003 primarily as a result of a reduced employee base associated with the sale of two branches in September 2002.

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

Cumulative Dividends and Premium Accretion

The Company recorded $104,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding for the three months ended March 31, 2003 as compared to $102,000 for the comparable period in 2002.   The $104,000 charge to retained earnings for the three months ended March 31, 2003 included cumulative but unpaid dividends of $51,000, and premium accretion of $53,000.

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

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8K

(a)	Exhibits
	3(a)	Certificate of Incorporation of the Company(1)
	3(b)	Certificate of Amendment of Certificate of Incorporation(2)
	3(c)	Bylaws of the Company(1)
	3(d)	Amendment to Bylaws dated September 10, 1998(3)
	4(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock(4)
	4(b)	Certificate of Designation of the Preference and Rights of the Series B Preferred Stock(4)
	11	Statement re: computation of per share earnings (5)
	31(a)	Rule 13a - 14(a)/15d - 14(a) Certification of Chief Executive Officer
	31(b)	Rule 13a - 14(a)/15d - 14(a) Certification of Chief Financial Officer
	32	Section 1350 Certifications

_____________________________________________________

(1) - Incorporated by reference to the Company's Registration Statement on Form S-1, (SEC File No. 33-87384), as subsequently amended.
(2) -Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997.
(3)- Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.
(4) -Incorporated by reference to the Company's Form 8-K dated August 31, 2001.
(5) -Incorporated by reference to Note 2 of the Company's consolidated unaudited financial statements.
(b)	Reports on Form 8-K
The Registrant filed a Form 8-K on February 11, 2003 announcing unaudited fourth quarter and annual results for 2002. A copy of the Company's press release was furnished as an exhibit to the Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTHERN BANCSHARES, INC.
                             Registrant

Date: December 22, 2003	By: /s/ B. JACK JOHNSON
Mr. B. Jack Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 22, 2003	By: /s/ RODERICK V. SCHLOSSER
Mr. Roderick V. Schlosser
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)