Form 10QSB/A
period 2003-06-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 2003-12-23
CIK 934302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

Explanatory Note

First Southern Bancshares, Inc. (“Bancshares”), the holding company for First Southern Bank (the “Bank”), is restating its previously reported unaudited financial condition and results of operations for the three months and six months ended June 30, 2003. The restatement is the result of the Company’s previous restatement of the financial condition and results of operations for the years ended December 31, 2002 and 2001 to conform its accounting treatment of the derivative debt instrument embedded in the Company’s Series A redeemable preferred stock, and the charges for the cumulative dividends and the redemption premium accretion related to its Series A and Series B redeemable preferred stock, with generally accepted accounting principles. The unaudited consolidated statement of financial condition as of June 30, 2003, has been restated to record the fair value of the derivative debt instrument as a liability and reduce the carrying value of the Series A redeemable preferred stock accordingly. The unaudited consolidated statements of operations for the three months and six months ended June 30, 2003, and for the three months and six months ended June 30, 2002, have been restated to reflect the change in the fair value of the derivative debt instrument and to correct the cumulative dividend arrearages and premium accretion on preferred stock for each period. The effect of the restatement for the three months and six months ended June 30, 2003, is to increase the previously reported basic income applicable to common shareholders from $46,000 to $62,000 and from $17,000 to $50,000, respectively. The effect of the restatement on a per share basis for the three months and six months ended June 30, 2003, is to increase the previously reported diluted earnings per common share from $0.04 to $0.05 and from $0.01 to $0.04, respectively. The effect of the restatement for the three months and six months ended June 30, 2002, is to decrease the previously reported basic loss applicable to common shareholders from $380,000 to $360,000 and from $1,152,000 to $966,000, respectively. The effect of the restatement on a per share basis for the three months and six months ended June 30, 2002, is to decrease the previously reported diluted loss per common share from $0.30 to $0.29 and from $0.92 to $0.77, respectively.

ii

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB/A

June 30, 2003

iii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	June 30, 2003	December 31, 2002
	(Restated – See Explanatory Note)
ASSETS
Cash and cash equivalents	$9,540	$7,011
Investment securities available for sale, at fair value	12,720	15,482
Loans held for sale	1,413	271
Loans receivable, net	67,808	67,640
Premises and equipment, net	2,331	2,352
Federal Home Loan Bank stock, at cost	383	684
Accrued interest receivable	429	593
Income taxes receivable	266	347
Foreclosed real estate	778	697
Other assets	360	275

Total assets	$96,028	$95,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand accounts	$29,933	$26,193
Certificate accounts	51,443	54,855

Total deposits	81,376	81,048
Advances from Federal Home Loan Bank	5,727	5,738
Notes payable to banks	750	750
Notes payable to directors	1,250	1,250
Other liabilities	305	232
Derivative debt instruments	1,026	990

Total liabilities	90,434	90,008

COMMITMENTS AND CONTINGENCIES	—	—
Redeemable Preferred Stock, $.01 par value
Series A - 250,000 shares authorized; 160,350 shares issued and outstanding; 4% cumulative dividends initially, increasing after five years (aggregate future redemption value $3,528 plus cumulative dividend arrearages of $259)	3,045	2,911
Series B - 56,000 shares authorized; 47,775 shares issued and outstanding; 6% cumulative dividends initially, increasing after three years (aggregate future redemption value $1,283 plus cumulative dividend arrearages of $116)	1,298	1,223

Total redeemable preferred stock	4,343	4,134

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 4,000,000 shares authorized; 2,076,969 shares issued and 1,256,715 outstanding	21	21
Common stock warrants; 50,000 issued and outstanding at $1 per share as of June 30, 2003	8	8
Additional paid-in capital	11,407	11,407
Retained earnings - substantially restricted	1,192	1,142
Net unrealized gain on securities available for sale	104	113
Treasury stock, at cost	(11,481)	(11,481)

Total stockholders’ equity	1,251	1,210

Total liabilities and stockholders’ equity	$96,028	$95,352

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Restated - See Explanatory Note)		(Restated - See Explanatory Note)
INTEREST INCOME:
Loans	$1,150	$1,458	$2,274	$3,021
Investment securities	115	195	243	398
Other	18	76	37	154

Total interest income	1,283	1,729	2,554	3,573

INTEREST EXPENSE:
Deposits	399	802	845	1,775
Federal Home Loan Bank advances and other	110	112	220	217

Total interest expense	509	914	1,065	1,992

NET INTEREST INCOME	774	815	1,489	1,581
PROVISION (REDUCTION OF PROVISION) FOR LOAN LOSSES	(189)	113	(389)	283

NET INTEREST INCOME AFTER PROVISION (REDUCTION OF PROVISION) FOR LOAN LOSSES	963	702	1,878	1,298

NONINTEREST INCOME:
Loan fees and service charges	199	176	395	380
Net gains on sale of investment securities	53	59	53	59
Net gains (losses) on sale of real estate owned and other assets	—	(4)	27	6
Other	11	14	18	23

Total noninterest income	263	245	493	468

NONINTEREST EXPENSES:
Compensation and employee benefits	516	555	1,021	1,160
Building and occupancy expense	109	117	241	252
Data processing expense	111	126	215	244
Advertising	7	6	12	9
FDIC insurance expense	37	55	76	112
Professional fees	119	252	253	493
Change in fair value of derivative debt instrument	18	17	36	34
Other	137	137	253	284

Total noninterest expense	1,054	1,265	2,107	2,588

INCOME (LOSS) BEFORE INCOME TAXES	172	(318)	264	(822)
INCOME TAX EXPENSE (BENEFIT)	5	(60)	5	(60)

NET INCOME (LOSS)	167	(258)	259	(762)
CUMULATIVE DIVIDEND ARREARAGES AND PREMIUM ACCRETION ON PREFERRED STOCK	105	102	209	204

BASIC INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$62	$(360)	$50	$(966)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.05	$(0.29)	$0.04	$(0.77)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.05	$(0.29)	$0.04	$(0.77)

DIVIDENDS PER COMMON SHARE	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

(Restated – See Explanatory Note)

	Common Stock						Additional Paid-In Capital	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued		In Treasury		Warrants
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2002	2,076,969	$21	(820,254)	$(11,481)	$—	$—	$11,407	$1,331	$(184)	$1,094
Net income for the year ended December 31, 2002	—	—	—	—	—	—	—	222	—	222
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	—	297	297

Total comprehensive income	—	—	—	—	—	—	—	—	—	519

Issuance of common stock warrants	—	—	—	—	50,000	8	—	—	—	8
Accretion and dividends accrued on redeemable preferred stock - Series A	—	—	—	—	—	—	—	(265)	—	(265)
Accretion and dividends accrued on redeemable preferred stock - Series B	—	—	—	—	—	—	—	(146)	—	(146)

Net change for the year	—	—	—	—	50,000	8	—	(189)	297	116

Balances at December 31, 2002	2,076,969	21	(820,254)	(11,481)	50,000	8	11,407	1,142	113	1,210
Net income for the six months ended June 30, 2003	—	—	—	—	—	—	—	259	—	259
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	—	(9)	(9)

Total comprehensive income	—	—	—	—	—	—	—	—	—	250

Accretion and dividends accrued on redeemable preferred stock - Series A	—	—	—	—	—	—	—	(134)	—	(134)
Accretion and dividends accrued on redeemable preferred stock - Series B	—	—	—	—	—	—	—	(75)	—	(75)

Net change for the year	—	—	—	—	—	—	—	50	(9)	41

Balances at June 30, 2003	2,076,969	$21	(820,254)	$(11,481)	50,000	$8	$11,407	$1,192	$104	$1,251

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	Six months ended June 30,
	2003	2002
	(Restated - See Explanatory Note)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$259	$(762)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	83	110
Provision (reduction of provision) for loan losses	(389)	283
Amortization/accretion of premiums/discounts on investments	68	10
Amortization of deferred loan fees	(11)	(12)
Gains on sale of investment securities	(53)	(59)
Gains on sale of real estate owned	(27)	(6)
Noncash compensation	—	21
Change in fair value of derivative debt instrument	36	34
(Increase) decrease in:
Loans held for sale	(1,142)	641
Accrued interest receivable	164	355
Income tax receivable	81	2,278
Other assets	(85)	(247)
Increase in other liabilities	73	28

Net cash provided (used) by operating activities	(943)	2,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in total loans	(233)	11,402
Proceeds from repayments on mortgage-backed securities	3,970	541
Proceeds from sale or call of investments	4,151	2,017
Proceeds from redemption of FHLB stock	301	—
Proceeds from sale of real estate owned	411	1,206
Acquisition of investment securities	(5,383)	—
Acquisition of premises and equipment	(62)	(7)

Net cash provided by investing activities	3,155	15,159

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	328	(10,891)
Repayment of advances from FHLB	(11)	(76)
Proceeds from notes payable to directors	—	1,250

Net cash provided (used) in financing activities	317	(9,717)

INCREASE IN CASH AND CASH EQUIVALENTS	2,529	8,116
Cash and cash equivalents at beginning of period	7,011	14,230

Cash and cash equivalents at end of period	$9,540	$22,346

SUPPLEMENTAL INFORMATION FOR CASH FLOW:
Noncash transactions:
Decrease in net unrealized gain (loss) on securities available-for-sale	$(9)	$(194)
Loans foreclosed and transferred to real estate owned	$465	$924
Automobile given as compensation	$—	$21
Investment sale in process	$—	$1,053
Cash paid (received) during the period for:
Interest	$1,066	$1,995
Income taxes	$(75)	$(2,338)

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The consolidated interim financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 include the accounts of the Issuer, First Southern Bancshares, Inc. (“Bancshares”), and its wholly-owned subsidiary, First Southern Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the “Company”.

The June 30, 2003 and 2002 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the June 30, 2003 and 2002 interim financial statements. The results of operations for the three and the six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year. The December 31, 2002 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Issuer’s Annual Report on Form 10-KSB/A for the year ended December 31, 2002. Such Consolidated Statement of Financial Condition included therein was audited and received an unqualified opinion. Although the auditors’ report on the Company’s financial statements for the year ended December 31, 2002 was unqualified, the auditors’ report includes an additional paragraph alerting the user of the financial statements that they were prepared assuming the Company will continue as a going concern.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period adjusted for the effect of dilutive convertible securities. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

	Three months ended June 30, 2003			Three months ended June 30, 2002
	(Restated - See Explanatory Note)
	Numerator	Denominator	EPS	Numerator	Denominator	EPS
Basic earnings (loss) per share, income (loss) applicable to common shareholders	$62,000	1,256,715	$0.05	$(360,000)	1,256,715	$(0.29)

Effective of dilutive securities:
Warrants(1)	—	20,414		—	—
Options(2)	—	—		—	—
Convertible preferred stock(2)	—	—		—	—

Diluted earnings (loss) per share, income (loss) applicable to common shareholders	$62,000	1,277,129	$0.05	$(360,000)	1,256,715	$(0.29)

(1)	There were no warrants outstanding in the 2002 period.

(2)	The impact of options and convertible preferred stock have an anti-dilutive effect and, accordingly, are not included in the calculation.

	Six months ended June 30, 2003			Six months ended June 30, 2002
	(Restated - See Explanatory Note)
	Numerator	Denominator	EPS	Numerator	Denominator	EPS
Basic earnings (loss) per share, income (loss) applicable to common shareholders	$50,000	1,256,715	$0.04	$(966,000)	1,256,715	$(0.77)

Effective of dilutive securities:
Warrants(1)	—	18,750		—	—
Options(2)	—	—		—	—
Convertible preferred stock(2)	—	—		—	—

Diluted earnings (loss) per share, income (loss) applicable to common shareholders	$50,000	1,275,465	$0.04	$(966,000)	1,256,715	$(0.77)

(1)	There were no warrants outstanding in the 2002 period.

(2)	The impact of options and convertible preferred stock have an anti-dilutive effect and, accordingly, are not included in the calculation.

NOTE 3 – FHLB DEBT AND LIQUIDITY

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

NOTE 4 – COMMITMENTS

At June 30, 2003, the Company had $590,000 of outstanding net loan commitments, $3.9 million of unused lines of credit and $50,000 of letters of credit.

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 45 (“FIN 45”) “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Bank is guarantor on certain irrevocable standby letters of credit issued on behalf of certain customers in the ordinary course of business. The maximum potential amount of future payments the Bank could be required to make under the standby letters of credit as of September 30, 2003 was $50,000. The current fair value of the liability for the Bank’s obligations under these standby letters of credit was less than $1,000 as of June 30, 2003, which approximates the unearned premium or fee received. The Bank’s recourse is limited to its rights as an unsecured lender to the applicant.

NOTE 5 – CONTINGENCIES AND SUBSEQUENT EVENTS

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

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

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

This statement will not currently have a direct effect on the reporting of the Company’s redeemable preferred stock and the associated costs. SFAS 150 does not apply to the Company’s redeemable preferred stock because the statement limits the meaning of mandatorily redeemable to unconditional obligations to redeem the instrument by transferring assets at a specified or determinable date (or dates) or upon an event certain to occur. The Company’s redeemable preferred stock is contingently redeemable, or puttable at the election of the holder, after a future date. Redemption of the Company’s redeemable preferred stock is not mandatory. As a result, the Company’s redeemable preferred stock will continue to be presented between the liabilities section and the equity section of the consolidated statement of financial condition.

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

Total liabilities increased $426,000 from $90 million at December 31, 2002 to $90.4 million at June 30, 2003. During the six months ended June 30, 2003, deposits increased $328,000 from $81.0 million at December 31, 2002 to $81.4 million at June 30, 2003.

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

The following table sets forth the Company’s commitments to originate loans, including unused commercial business and consumer lines of credit, and standby letters of credit:

	Contract or notional amount
	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Financial instruments and contract amounts which represent credit risk:
Commitments to extend credit	$590	$304
Unused lines of credit	3,915	4,062
Standby letters of credit	50	—

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

The following table sets forth non-performing assets at the dates indicated:

	June 30, 2003	December 31 , 2002
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$4,667	$6,841
Accruing loans which are contractually past due 90 days or more	183	535

Total of non-accrual and 90 days past due loans	$4,850	$7,376
Foreclosed real estate and other repossessed assets	778	697

Total non-performing assets	$5,628	$8,073

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

Stockholders’ Equity

Stockholders’ equity increased $41,000 from December 31, 2002 to June 30, 2003. The increase in stockholders’ equity was primarily the result of the $259,000 operating profit for the six months ended June 30, 2003. This increase was offset by a $209,000 non-cash charge to retained earnings to record the accretion of redeemable preferred stock, including cumulative but unpaid dividends. A net decrease of $9,000 in the unrealized gain on securities available for sale also offset the increase in stockholders’ equity.

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

COMPARISON OF OPERATING RESULTS FOR THE

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

General

Consolidated net income before effect of cumulative dividends and premium accretion on preferred stock for the three months ended June 30, 2003 was $167,000 as compared to a net loss of $258,000 for the three months ended June 30, 2002. Consolidated net income applicable to common shareholders for the three months ended June 30, 2003 was $62,000 as compared to a net loss of $360,000 for the three months ended June 30, 2002. Basic and diluted earnings per common share for the three months ended June 30, 2003 was $0.05 as compared to a basic and diluted loss per common share of $0.29 for the three months ended June 30, 2002.

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

The following table sets forth an analysis of the Bank’s allowance for loan loss activity for the periods indicated:

	Three months ended June 30,
	2003	2002
	(Dollars in thousands)
Balance - beginning of period	$4,038	$5,255
Provision (reduction of provision) for loan losses	(189)	113
Recoveries	111	201
Charge-offs	(267)	(944)

Balance - end of period	$3,693	$4,625

Management recorded a reduction of the provision for loan losses of $189,000 for the three months ended June 30, 2003 as compared to a provision of $113,000 for the three months ended June 30, 2002. The $189,000 reduction of the provision for loan losses for the three months ended June 30, 2003 is directly attributable to the significant decrease in adversely classified assets and the decrease in net charge-offs. Net charge-offs decreased from $743,000 for the three months ended June 30, 2002 to $156,000 for the comparable period in 2003.

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

Non-Interest Expense

Non-interest expense decreased $211,000 from $1.3 million for the three months ended June 30, 2002 to $1.1 million for the three months ended June 30, 2003. The decrease in non-interest expense was primarily attributable to a decrease in professional fees of $133,000 and a decrease in compensation and employee benefits of $39,000. Professional fees decreased from $252,000 for the three months ended June 30, 2002 to $119,000 for the comparable period in 2003. Compensation and employee benefits decreased from $555,000 for the three months ended June 30, 2002 to $516,000 for the comparable period in 2003 primarily as a result of a reduced employee base associated with the sale of two branches in September 2002.

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

Cumulative Dividends and Premium Accretion

The Company recorded $105,000 and $102,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding for the three months ended June 30, 2003 and June 30, 2002, respectively. The $105,000 charge to retained earnings for the three months ended June 30, 2003 included cumulative but unpaid dividends of $51,000 and premium accretion of $54,000.

COMPARISON OF OPERATING RESULTS FOR THE

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

General

Consolidated net income before effect of cumulative dividends and premium accretion on preferred stock for the six months ended June 30, 2003 was $259,000 as compared to a net loss of $762,000 for the six months ended June 30, 2002. Consolidated net income applicable to common shareholders for the six months ended June 30, 2003 was $50,000 as compared to a net loss of $1.0 million for the six months ended June 30, 2002. Basic and diluted earnings per common share for the six months ended June 30, 2003 was $0.04 as compared to a basic and diluted loss per common share of $0.77 for the six months ended June 30, 2002.

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

The following table sets forth an analysis of the Bank’s allowance for loan loss activity for the periods indicated:

	Six months ended June 30,
	2003	2002
	(Dollars in thousands)
Balance - beginning of period	$4,185	$5,650
Provision (reduction of provision) for loan losses	(389)	283
Recoveries	180	443
Charge-offs	(283)	(1,751)

Balance - end of period	$3,693	$4,625

Management recorded a reduction of the provision for loan losses of $389,000 for the six months ended June 30, 2003 as compared to a provision of $283,000 for the six months ended June 30, 2002. The $389,000 reduction of the provision for loan losses for the six months ended June 30, 2003 is directly attributable to the significant decrease in adversely classified assets and the decrease in net charge-offs.

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

Non-Interest Expense

Non-interest expense decreased $481,000 from $2.6 million for the six months ended June 30, 2002 to $2.1 million for the six months ended June 30, 2003. The decrease in non-interest expense was primarily attributable to a decrease in professional fees of $240,000 and a decrease in compensation and employee benefits of $139,000. Professional fees decreased from $493,000 for the six months ended June 30, 2002 to $253,000 for the comparable period in 2003. Compensation and employee benefits decreased from $1.2 million for the six months ended June 30, 2002 to $1.0 million for the comparable period in 2003 primarily as a result of a reduced employee base associated with the sale of two branches in September 2002. The Company also realized decreases in occupancy, data processing, FDIC insurance and other operating expenses during the 2003 period.

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

Cumulative Dividends and Premium Accretion

The Company recorded $209,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding for the six months ended June 30, 2003 as compared to $204,000 for the comparable period in 2002. The $209,000 charge to retained earnings for the six months ended June 30, 2003 included cumulative but unpaid dividends of $102,000 and premium accretion of $107,000.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

The directors whose terms continued at the Meeting are:

S. Greg Beadle

B. Jack Johnson

Steve McKinney

J. Acker Rogers

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a)	Exhibits

3(a)	Certificate of Incorporation of the Company(1)

3(b)	Certificate of Amendment of Certificate of Incorporation(2)

3(c)	Bylaws of the Company(1)

3(d)	Amendment to Bylaws, dated September 10, 1998(3)

4(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock(4)

4(b)	Certificate of Designation of the Preference and Rights of the Series B Preferred Stock(4)

11	Statement re: computation of per share earnings(5)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, (SEC File No. 33-87384), as subsequently amended.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 1997.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Form 8-K dated August 31, 2001.

(5)	Incorporated by reference to Note 2 of the Company’s consolidated unaudited financial statements.

(b)	Reports on Form 8-K

1.	On April 18, 2003, Bancshares filed a Form 8-K announcing the receipt of unqualified opinions on Bancshares’ consolidated financial statements for the fiscal years ended December 31, 2001 and 2002, from Bancshares’ independent auditors, Kraft Bros., Esstman, Patton & Harrell, PLLC, Nashville, Tennessee.

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

FIRST SOUTHERN BANCSHARES, INC.

Date December 22, 2003	/s/ B. Jack Johnson
B. Jack Johnson President and Chief Executive Officer (Principal Executive Officer)

Date December 22, 2003	/s/ Roderick V. Schlosser
Roderick V. Schlosser Executive Vice President and Chief Financial Officer (Principal Financial Officer)