Form 10QSB
period 2003-09-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 2003-12-24
CIK 934302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(256) 764-7131

(Issuer’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,256,715 shares of $.01 par value common stock as of November 14, 2003.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB

September 30, 2003

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	September 30, 2003	December 31, 2002
		(Restated - See Note 5)
ASSETS

Cash and cash equivalents	$14,343	$7,011
Investment securities available for sale, at fair value	12,414	15,482
Loans held for sale	330	271
Loans receivable, net	70,229	67,640
Premises and equipment, net	2,356	2,352
Federal Home Loan Bank stock, at cost	383	684
Accrued interest receivable	473	593
Income taxes receivable	266	347
Foreclosed real estate	884	697
Other assets	1,019	275

Total assets	$102,697	$95,352

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand accounts	$35,292	$26,193
Certificate accounts	50,110	54,855

Total deposits	85,402	81,048
Advances from Federal Home Loan Bank	5,722	5,738
Notes payable to banks	—	750
Notes payable to directors	1,000	1,250
Subordinated capital notes, net of discount	5,329	—
Other liabilities	1,214	232
Derivative debt instrument	616	990

Total liabilities	99,283	90,008

COMMITMENTS AND CONTINGENCIES	—	—

Redeemable Preferred Stock, $.01 par value
Series A - 250,000 shares authorized; 94,440 and 160,350 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively; 4% cumulative dividends initially, increasing after five years (aggregate future redemption value $2,078 plus cumulative dividend arrearages of $173)	1,833	2,911
Series B - 56,000 shares authorized; 8,683 and 47,775 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively; 6% cumulative dividends initially, increasing after three years (aggregate future redemption value $233 plus cumulative dividend arrearages of $24)	243	1,223

Total redeemable preferred stock	2,076	4,134

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; 4,000,000 shares authorized; 2,076,969 shares issued and 1,256,715 outstanding	21	21
Paid-in capital
Common stock warrants; 50,000 issued and outstanding at $1 per share as of September 30, 2003 and December 31, 2002	8	8
Common stock warrants; 153,944 issued and outstanding at $.01 per share as of September 30, 2003	169	—
Additional paid-in capital	11,644	11,407

Total paid-in capital	11,821	11,415

Retained earnings - substantially restricted	985	1,142
Net unrealized gain (loss) on securities available for sale	(8)	113
Treasury stock, at cost	(11,481)	(11,481)

Total stockholders’ equity	1,338	1,210

Total liabilities and stockholders’ equity	$102,697	$95,352

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
		(Restated - See Note 5)		(Restated - See Note 5)
INTEREST INCOME:
Loans	$1,123	$1,329	$3,397	$4,350
Investment securities	90	154	333	552
Other	12	94	49	248

Total interest income	1,225	1,577	3,779	5,150

INTEREST EXPENSE:
Deposits	368	671	1,213	2,446
Federal Home Loan Bank advances and other	110	115	330	332

Total interest expense	478	786	1,543	2,778

NET INTEREST INCOME	747	791	2,236	2,372

PROVISION (REDUCTION OF PROVISION) FOR LOAN LOSSES	101	350	(288)	633

NET INTEREST INCOME AFTER PROVISION (REDUCTION OF PROVISION) FOR LOAN LOSSES	646	441	2,524	1,739

NONINTEREST INCOME:
Loan fees and service charges	238	204	633	584
Net gains on sale of loans	—	10	—	10
Net gains (losses) on sale of foreclosed real estate and other assets	(14)	(49)	13	(43)
Net gains on sale of investments	3	—	56	59
Net premium on transfer of deposits	—	1,378	—	1,378
Net gains on sale of premises and equipment	—	255	—	255
Net gain on extinguishment of derivative debt instrument	36	—	36	—
Other	9	8	27	31

Total noninterest income	272	1,806	765	2,274

NONINTEREST EXPENSES:
Compensation and employee benefits	543	736	1,564	1,896
Building and occupancy expense	113	161	354	413
Data processing expense	119	121	334	365
Advertising	3	17	15	26
FDIC insurance expense	37	71	113	183
Professional fees	61	69	314	562
Change in fair value of derivative debt instrument	19	17	55	51
Other	123	116	375	400

Total noninterest expense	1,018	1,308	3,124	3,896

INCOME (LOSS) BEFORE INCOME TAXES	(100)	939	165	117

INCOME TAX EXPENSE	—	80	5	20

NET INCOME (LOSS)	(100)	859	160	97

CUMULATIVE DIVIDEND ARREARAGE AND PREMIUM ACCRETION ON PREFERRED STOCK	106	103	315	307

GAIN ON EXCHANGE OF SUBORDINATED CAPITAL NOTES FOR PREFERRED STOCK	(237)	—	(237)	—

BASIC INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$31	$756	$82	$(210)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.03	$0.60	$0.06	$(0.17)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.05)	$0.54	$0.03	$(0.17)

DIVIDENDS PER COMMON SHARE	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital			Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued		In Treasury		Warrants		Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2002 (Restated - See Note 5)	2,076,969	$21	(820,254)	$(11,481)	$—	$—	$11,407	$1,331	$(184)	$1,094
Net income for the year ended December 31, 2002 (Restated - See Note 5)	—	—	—	—	—	—	—	222	—	222
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	—	297	297

Total comprehensive income (Restated - See Note 5)	—	—	—	—	—	—	—	—	—	519

Issuance of common stock warrants	—	—	—	—	50,000	8	—	—	—	8
Dividends accrued on redeemable preferred stock - Series A (Restated - See Note 5)	—	—	—	—	—	—	—	(265)	—	(265)
Dividends accrued on redeemable preferred stock - Series B (Restated - See Note 5)	—	—	—	—	—	—	—	(146)	—	(146)

Net change for the year	—	—	—	—	50,000	8	—	(189)	297	116

Balances at December 31, 2002 (Restated - See Note 5)	2,076,969	21	(820,254)	(11,481)	50,000	8	11,407	1,142	113	1,210
Net income for the nine months ended September 30, 2003	—	—	—	—	—	—	—	160	—	160
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	—	(121)	(121)

Total comprehensive income	—	—	—	—	—	—	—	—	—	39

Issuance of common stock warrants	—	—	—	—	153,944	169	—	—	—	169
Dividends accrued on redeemable preferred stock - Series A	—	—	—	—	—	—	—	(202)	—	(202)
Dividends accrued on redeemable preferred stock - Series B	—	—	—	—	—	—	—	(113)	—	(113)
Gain on exchange of subordinated capital notes for redeemable preferred stock	—	—	—	—	—	—	237	—	—	237

Net change for the year	—	—	—	—	153,944	169	237	(155)	—	130

Balances at September 30, 2003	2,076,969	$21	(820,254)	$(11,481)	203,944	$177	$11,644	$985	$(8)	$1,338

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	Nine months ended September 30,
	2003	2002
		(Restated - See Note 5)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$160	$97
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	121	161
Provision (reduction of provision) for loan losses	(288)	633
Amortization of premiums/discounts on investments, net	120	15
Amortization of deferred loan fees	(19)	(14)
Gains on sale of investment securities, net	(56)	(59)
(Gains) losses on sale of foreclosed real estate, net	(13)	43
Premium on transfer of deposits	—	(1,378)
Gain on sale of loans	—	(10)
Gains on sale of premises and equipment	—	(255)
Noncash compensation	—	24
Change in fair value of derivative debt instrument	55	51
Gain on extinguishment of derivative debt instruments	(36)	—
(Increase) decrease in:
Loans held for sale	(59)	592
Accrued interest receivable	120	370
Income tax receivable	81	2,358
Other assets	(37)	1
Increase in other liabilities	982	249

Net cash provided by operating activities	1,131	2,878

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in total loans, excluding effect of loans sold in disposition of branches	(3,084)	12,383
Net decrease in cash related to disposition of branches	—	(9,674)
Proceeds from repayments on mortgage-backed securities	5,871	1,023
Proceeds from sale or call of investments	6,243	5,070
Purchases of investment securities	(9,231)	(2,045)
Proceeds from sale of foreclosed real estate	628	1,341
Proceeds from redemption of FHLB stock	301	—
Acquisition of premises and equipment	(125)	(16)

Net cash provided by investing activities	603	8,082

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts, excluding effects of deposits transferred in disposition of branches	4,354	(13,320)
Repayment of advances from Federal Home Loan Bank	(16)	(100)
Repayment of notes payable to banks	(750)	—
Net proceeds from (repayment of) notes payable to directors	(250)	1,250
Proceeds from issuance of subordinated capital notes and common stock warrants, net of $57,000 in issuance costs	2,379	—
Payment of premiums on exchange of subordinated capital notes for preferred stock	(119)	—

Net cash provided (used) in financing activities	5,598	(12,170)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,332	(1,210)
Cash and cash equivalents at beginning of period	7,011	14,230

Cash and cash equivalents at end of period	$14,343	$13,020

SUPPLEMENTAL INFORMATION FOR CASH FLOW:
Noncash transactions:
Decrease in net unrealized gain (loss) on securities available-for-sale	$121	$(269)
Loans foreclosed and transferred to real estate owned	$802	$984
Automobile given as compensation	$—	$24
Cash subscriptions receivable on issuance of subordinated capital notes	$650	$—
Issuance of subordinated capital notes in exchange for preferred stock	$2,412	$—
Fair value of common stock warrants issued	$169	$—
Net book value of assets (liabilities) transferred in disposition of branches:
Loans	$—	$9,108
Premises and equipment	$—	$265
Deposits	$—	$(20,690)
Cash paid (received) during the period for:
Interest	$1,553	$2,769
Income taxes	$(75)	$(2,338)

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The consolidated interim financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 include the accounts of the Issuer, First Southern Bancshares, Inc. (“Bancshares”), and its wholly-owned subsidiary, First Southern Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the “Company”.

The September 30, 2003 and 2002 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the September 30, 2003 and 2002 interim financial statements. The results of operations for the three and the nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year. The December 31, 2002 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Issuer’s Annual Report on Form 10-KSB/A for the year ended December 31, 2002. Such Consolidated Statement of Financial Condition included therein was audited and received an unqualified opinion. Although the auditors’ report on the Company’s financial statements for the year ended December 31, 2002 was unqualified, the auditors’ report includes an additional paragraph alerting the user of the financial statements that they were prepared assuming the Company will continue as a going concern.

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

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period adjusted for the effect of dilutive convertible securities. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

	Three months ended September 30, 2003			Three months ended September 30, 2002
				(Restated - See Note 5)

	Numerator	Denominator	EPS	Numerator	Denominator	EPS
Basic earnings per share, income applicable to common shareholders	$31,000	1,256,715	$0.03	$756,000	1,256,715	$0.60

Effective of dilutive securities:
Warrants(1)	—	23,255		—	—
Options(2)	—	—		—	—
Convertible preferred stock	(98,000)	173,569		36,000	201,133

Diluted earnings (loss) per share, income (loss) applicable to common shareholders	$(67,000)	1,453,539	$(0.05)	$792,000	1,457,848	$0.54

(1)	There were no warrants outstanding during the 2002 period.
(2)	The impact of options has an anti-dilutive effect for both periods.

	Nine months ended September 30, 2003			Nine months ended September 30, 2002
				(Restated - See Note 5)

	Numerator	Denominator	EPS	Numerator	Denominator	EPS
Basic earnings (loss) per share, income (loss) applicable to common shareholders	$82,000	1,256,715	$0.06	$(210,000)	1,256,715	$(0.17)

Effective of dilutive securities:
Warrants(1)	—	20,329		—	—
Options(2)	—	—		—	—
Convertible preferred stock(3)	(38,000)	168,877		—	—

Diluted earnings (loss) per share, income (loss) applicable to common shareholders	$44,000	1,445,921	$0.03	$(210,000)	1,256,715	$(0.17)

(1)	There were no warrants outstanding during the 2002 period.
(2)	The impact of options has an anti-dilutive effect for both periods.
(3)	The impact of convertible preferred stock has an anti-dilutive effect for the 2002 period.

NOTE 3 – FHLB DEBT AND LIQUIDITY

The Bank’s FHLB credit availability program, which has a credit limit of 10% of the Bank’s assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB. Credit availability is limited to 75% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral. FHLB deposits may also collateralize FHLB borrowings. The requirement to pledge qualifying mortgages and investment securities for any additional borrowings from the FHLB limits the Bank’s short-term liquidity. The Bank’s liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings. At September 30, 2003, the Bank has pledged investment securities with a market value of $6.1 million to the FHLB to collateralize outstanding advances of $5.7 million. In addition, on November 14, 2003, the Bank pledged an additional $5.2 million in first mortgage loans to secure the Bank’s obligations under its correspondent banking services with the FHLB.

NOTE 4 – COMMITMENTS

At September 30, 2003, the Company had $1.1 million of outstanding net loan commitments, $3.8 million of unused lines of credit, and $230,000 of letters of credit.

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 45 (“FIN 45”) “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Bank is guarantor on certain irrevocable standby letters of credit issued on behalf of certain customers in the ordinary course of business. The maximum potential amount of future payments the Bank could be required to make under the standby letters of credit as of September 30, 2003 was $230,000. The current fair value of the liability for the Bank’s obligations under these standby letters of credit was less than $3,000 as of September 30, 2003, which approximates the unearned premium or fee received. The Bank’s recourse is limited to its rights as an unsecured lender to the applicant.

NOTE 5 – CONTINGENCIES AND SUBSEQUENT EVENTS

Bancshares and the Bank are subject to certain regulatory capital requirements. As a result of the Memorandum of Understanding (“the MOU”) with the Federal Reserve Bank, the Company has adopted a capital restoration plan and a capital and dividend policy. The Company is required to submit quarterly progress reports to the Federal Reserve. The MOU will remain in effect until modified or terminated by the Federal Reserve. At September 30, 2003, Bancshares believes it is in material compliance with the MOU.

As a result of a Consent Order (“the Order”) with the FDIC and the Alabama State Banking Department, which became effective March 25, 2002, the Bank’s Tier 1 capital must equal or exceed 7.00% of total assets for as long as the Order remains in effect. At September 30, 2003, the Bank’s Tier 1 capital was 8.68% of total assets and in compliance with the Order. The Bank has developed and adopted a plan designed to meet and maintain the FDIC’s minimum risk-based capital requirements.

The Order also imposes specific asset quality measures on the Bank. Among these is the requirement to reduce (by charge-off, collection or removal from adverse classification with the consent of the Regulators) the level of assets classified “substandard” and “doubtful” by the Regulators in connection with their 2001 examination to not more than $20.0 million by August 31, 2002, to not more than $15.0 million by February 28, 2003, and to not more than $6.0 million by August 31, 2003. During the month of August 2003, the Company requested a 120-day extension on the $6.0 million requirement of the Order as of August 31, 2003. The extension has been granted through December 31, 2003. At September 30, 2003, the balance of assets classified “substandard” and “doubtful” by the Regulators in 2001 was $7.7 million.

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

On October 15, 2003, the Company issued an additional $1.1 million of Subordinated Capital Notes (the “Additional Notes”) due September 30, 2008 and Warrants and rights to receive additional Warrants to certain of the Company’s directors and their affiliates in exchange for 44,485 shares of its Series A Preferred Stock. This issuance followed the offering completed September 30, 2003 of $5.5 million of Subordinated Capital Notes due September 30, 2008, and Warrants and rights to receive additional Warrants to purchase shares of the Company’s common stock. (See further discussion regarding offering of Subordinated Capital Notes completed September 30, 2003 in Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations below.)

As a part of the sale of the Additional Notes, the Company initially issued Warrants to purchase 29,568 shares of the Company’s common stock. The exchange of the Additional Notes, Warrants and rights to receive additional Warrants for Series A Preferred Stock resulted in a net gain on the extinguishment of derivative debt instruments of approximately $25,000 and a net gain on the exchange of subordinated capital notes for redeemable preferred stock of $75,000 which was credited to additional paid-in capital. As a part of this issuance of Additional Notes, the Company deposited $71,280 to the Interest Payment Fund established for the benefit of the holders of the Notes.

On October 15, 2003, the Company, using $376,000 of the cash proceeds from the September 30, 2003 offering, repurchased an additional 9,046 shares of Series A Preferred Stock and 6,546 shares of Series B Preferred Stock. These purchases were effected at the same value attributed to the Preferred Stock for purposes of exchanging shares for Subordinated Capital Notes in the initial offering. These repurchases resulted in net gains on the extinguishment of derivative debt instruments of $5,000 and a net gain on the exchange of subordinated capital notes for redeemable preferred stock of $38,000 which was credited to additional paid-in capital. After these repurchases and the exchange of Series A Preferred Stock by the Directors and their affiliates, 40,909 shares of Series A Preferred Stock and 2,137 shares of Series B Preferred Stock remain outstanding. Management intends to pursue additional repurchases of preferred stock with proceeds from the September 30, 2003 offering subsequent to the filing of this Form 10-QSB.

Immediately prior to the filing of this Form 10-QSB, the Company restated its previously reported financial condition and results of operations for the three months ended March 31, 2003, and the three and six months ended June 30, 2003. The restatements were required to conform the Company’s accounting treatment of the derivative debt instrument embedded in the Company’s Series A redeemable preferred stock, and the charges for cumulative dividends and the redemption premium accretion related to its Series A and Series B redeemable preferred stock, with generally accepted accounting principles. The Company had previously restated the Consolidated Financial Statements at and for the years ended December 31, 2002 and 2001 for the same purpose. The consolidated statement of financial condition as of March 31, 2003 and June 30, 2003 have been restated to record the fair value of the derivative debt instrument as a liability and reduce the carrying value of the Series A redeemable preferred stock accordingly. The consolidated statements of operations for the three months ended March 31, 2003, and the three and six months ended June 30, 2003, have been restated to reflect the change in fair value of the derivative debt instrument and to revise the cumulative dividend arrearage and premium accretion on preferred stock for each period. The effect of the restatement for the three months ended March 31, 2003, was to decrease the previously restated and reported basic loss applicable to common shareholders from $29,000 to $12,000 or a diluted loss per common share of $0.01 as compared to a diluted loss per common share of $0.02 as previously restated and reported. The effect of the restatement for the three months and six months ended June 30, 2003, was to increase the previously reported basic income applicable to common shareholders from $46,000 to $62,000 and from $17,000 to $50,000, respectively. The effect of the restatements on a per share basis for the three months and six months ended June 30, 2003, was to increase the previously reported diluted earnings per common share from $0.04 to $0.05 and from $0.01 to $0.04, respectively.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify the fair value of financial instruments issued in the form of shares that are mandatorily redeemable as liabilities. SFAS 150 also requires that payments or accruals of dividends and other amounts to be paid to holders of the financial instruments be reported separately as interest cost.

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

The consolidated operating results of the Company include those of Bancshares and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and advances from the Federal Home Loan Bank (“FHLB”) and other borrowings. Net earnings are also affected by non-interest income and non-interest expense, such as loan fees, compensation and benefits, building and occupancy expense, and other expenses.

The discussion and analysis included herein covers material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2002, as well as certain material changes in results of operations during the three months and nine months ended September 30, 2003 as compared to the same periods in 2002.

On September 30, 2003, the Company completed a private placement offering of $5.5 million of Subordinated Capital Notes due September 30, 2008 (the “Notes”). The Notes include Warrants and rights to receive additional Warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The offering proceeds included approximately $3.1 million of cash, and $1.5 million (65,910 shares) of Series A and $900,000 (39,092 shares) of Series B Preferred Stock which was tendered in exchange for Notes. As a part of the sale of the Notes, the Company initially issued Warrants to purchase 153,944 shares of the Company’s common stock. The exchange of Series A and Series B Preferred Stock for Notes resulted in net gains on the extinguishment of derivative debt instruments for the three months and the nine months ended September 30, 2003 of $36,000 and net gains on the exchange of subordinated capital notes for redeemable preferred stock of $237,000 which was credited to additional paid-in capital. (See further discussion in “Subordinated Capital Notes” below.)

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

The Company Is Restricted from Certain Activities Including Paying Dividends to Stockholders.

Effective July 6, 2001, the Company entered into a MOU with the Federal Reserve Bank of Atlanta. The MOU prohibits the Company from incurring any additional debt without the prior written approval of the Federal Reserve Bank. The MOU also prohibits the Company from declaring or paying any dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank. The Company has adopted a capital plan and a capital and dividend policy in compliance with the provisions of the MOU. The Company is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta. The MOU will remain in effect until modified or terminated by the Federal Reserve Bank. At September 30, 2003, the Company believes it was in material compliance with the MOU. The Company received approval from the Federal Reserve Bank prior to the issuance of subordinated capital notes on September 30, 2003.

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

The Order outlines specific capital adequacy benchmarks that the Bank must satisfy. Within 60 days from the effective date of the Order, the Bank’s Tier 1 capital was required to equal or exceed 5.00% of total assets. Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank’s Tier 1 capital must equal 7.00% of total assets. At September 30, 2003, the Bank’s Tier 1 capital was 8.68% of total assets and in compliance with the Order. The Bank has developed and adopted a plan designed to meet and maintain the FDIC’s minimum risk based capital requirements.

The Order also imposes specific asset quality measures on the Bank. Among these is the requirement to reduce (by charge-off, collection or removal from adverse classification with the consent of the Regulators) the level of assets classified “substandard” and “doubtful” by the Regulators in connection with their 2001 examination to not more than $20 million by August 31, 2002, to not more than $15 million by

February 28, 2003, and to not more than $6 million by August 31, 2003. During the month of August 2003, the Company requested a 120-day extension on the $6.0 million requirement of the Order as of August 31, 2003. The extension has been granted through December 31, 2003. At September 30, 2003, the balance of assets classified “substandard” and “doubtful” by the Regulators in 2001 was $7.7 million.

At September 30, 2003, Management believes it is in material compliance with the Order except for a violation as a result of the payment of an overdraft on a commercial relationship during the quarter. This relationship was classified at the November 2001 exam, but was upgraded in the 2002 exam. The relationship included a loan that was charged off in 2001. The Order prohibits the extension of credit, directly or indirectly, to any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or part, “loss” or “doubtful” and is uncollected. The overdraft was cleared prior to September 30, 2003 with a secured loan. Management has informed the Regulators of the violation and has received no formal response at this time.

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

FINANCIAL CONDITION AND CAPITAL RESOURCES

General

Total assets increased $7.3 million, or 7.7%, from $95.4 million at December 31, 2002 to $102.7 million at September 30, 2003. The increase in total assets was primarily the result of increases of $7.3 million in cash and cash equivalents, $2.6 million in net loans receivable, and $744,000 in other assets. These increases were partially offset by decreases of $3.1 million in investment securities and $301,000 in FHLB stock.

Average earning assets decreased $19.8 million from $106.1 million for the nine months ended September 30, 2002 to $86.3 million for the nine months ended September 30, 2003. As a financial institution, the Bank’s primary earning asset is loans. Average accruing loans were $67.4 million for the nine months ended September 30, 2003 as compared to $76.5 million for the same period during 2002. Average accruing loans represented 78.1% of average earning assets for the nine months ended September 30, 2003.

Total liabilities increased $9.3 million from $90.0 million at December 31, 2002 to $99.3 million at September 30, 2003. The increase in total liabilities was primarily the result of increases of $4.4 million in deposits, $5.3 million in subordinated capital notes and $1.0 million in other liabilities. These increases were partially offset by decreases of $1.4 million in notes payable and the derivative debt instrument.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Financial Condition.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2003 of $14.3 million, or 14.0% of total assets, increased from $7.0 million, or 7.4% of total assets, at December 31, 2002. The Bank’s interest bearing balances of cash and cash equivalents increased by $2.4 million during the nine months ended September 30, 2003, from $2.6 million at December 31, 2002 to $5.0 million at September 30, 2003. Interest bearing balances consist of FHLB overnight account balances.

The changes in the sources and uses of cash related to operating, investing and financing activities are reflected in the Company’s “Consolidated Statement of Cash Flows”.

Investment Securities

Investment securities available for sale decreased $3.1 million from $15.5 million at December 31, 2002 to $12.4 million at September 30, 2003. The $3.1 million decrease was the result of proceeds of $5.9 million from repayments on mortgage-backed securities, proceeds of $1.1 million from calls of two agency bonds,

$5.2 million from the sale of seven agency bonds and the $121,000 decrease in the net unrealized gain on securities available for sale. These decreases in investment securities available for sale were primarily offset by purchases of $9.2 million.

Loans

The primary investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama.

As discussed in “Risk Factors,” the Company has had a significant change in operating strategy and Management since January 1, 2001. Primary emphasis was given to problem loan administration during 2001 and 2002. As a result of declining capital ratios, it was Management’s intent to reduce the overall size of the Bank, raise additional capital and bring required capital ratios into compliance with regulatory guidelines. Therefore, the Bank’s loan portfolio decreased significantly from $139.7 at December 31, 2000 to $70.2 million at September 30, 2003.

The size of the loan portfolio has increased during the nine months ended September 30, 2003. Net loans increased $2.6 million from $67.6 million at December 31, 2002 to $70.2 million at September 30, 2003. A comparison of the Bank’s loan portfolio at September 30, 2003 and December 31, 2002 is shown below.

	At September 30, 2003		At December 31, 2002
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Mortgage loans
Residential	$33,303	47.42%	$30,216	44.67%
Commercial	20,180	28.74	19,613	29.00

Total mortgage loans	53,483	76.16	49,829	73.67

Commercial business loans	11,532	16.42	11,941	17.65

Consumer loans	10,120	14.41	10,394	15.37

Total loans	75,135	106.99	72,164	106.69

Less:
Undisbursed loans in process	952	1.36	304	0.45
Unamortized fees and deferred interest	188	0.27	35	0.05
Allowance for loan losses	3,766	5.36	4,185	6.19

Net loans receivable	$70,229	100.00%	$67,640	100.00%

Total mortgage loans increased $3.7 million, or 7.3%, to $53.5 million at September 30, 2003, from $49.8 million at December 31, 2002. Although the Bank directly originates residential mortgage loans, the majority of these loans have been sold in the secondary mortgage market as they are low, fixed rate, long-term loans. In managing the interest rate risk of the Bank, these loans are generally not desirable for the Bank’s portfolio as compared to adjustable rate residential mortgage loans. The $3.7 million increase in mortgage loans was primarily the result of originations of adjustable rate loans that adjust annually after the first adjustment that is typically between five and seven years. These originations more than offset the increased level of repayments resulting from refinances due to low market interest rates.

The Bank’s combined commercial and consumer loan portfolio decreased $683,000, or 3.1%, to $21.7 million at September 30, 2003 from $22.3 million at December 31, 2002 as new loan originations have not offset the increased level of repayments. It is not Management’s intention to curtail lending to the commercial business and consumer market sectors.

As discussed in “Risk Factors,” the Board has hired an Executive Vice President and Senior Lending Officer and the Bank expects to increase loan originations and business development in future periods.

The following table sets forth the Company’s commitments to originate loans, including unused commercial business and consumer lines of credit, and standby letters of credit:

	Contract or notional amount
	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Financial instruments and contract amounts which represent credit risk:
Commitments to extend credit	$1,110	$304
Unused lines of credit	3,787	4,062
Standby letters of credit	230	—

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

The following table sets forth non-performing assets at the dates indicated:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$3,955	$6,841
Accruing loans which are contractually past due 90 days or more	196	535

Total of non-accrual and 90 days past due loans	$4,151	$7,376
Foreclosed real estate	884	697
Other repossessed assets	6	—

Total non-performing assets	$5,041	$8,073

Total non-performing assets decreased by $3.1 million, or 37.6%, during the nine months ended September 30, 2003, from $8.1 million at December 31, 2002 to $5.0 million at September 30, 2003. The decrease is primarily the result of a $2.9 million decrease in non-accrual loans and a $339,000 decrease in accruing loans that are contractually past due 90 days or more. The net decrease in non-accrual loans was primarily a result of seven loans being reworked and returned to accrual status or returned to accrual status because of consistent performance. These loans totaled $1.3 million. There were also $1.1 million in nonaccrual loans paid off during the period, $833,000 in nonaccrual loans that were foreclosed and transferred to foreclosed real estate, $267,000 in nonaccrual loans that were charged down or written off during the period and $481,000 in reductions through payments or collateral liquidation. These reductions were offset by four residential mortgages totaling $627,000 and three commercial relationships totaling $406,000 being added to nonaccrual during the period. Foreclosed real estate increased $187,000 during the nine months ended September 30, 2003 from $697,000 at December 31, 2002 to $884,000 at September 30, 2003. At September 30, 2003, the Company’s other repossessed assets totaled $6,000. At December 31, 2002, the Company did not have any other repossessed assets.

Included in non-performing assets are $4.0 million of impaired loans at September 30, 2003 compared to $6.8 million at December 31, 2002. There was approximately $1.2 million and $1.3 million in the allowance for loan losses specifically allocated to impaired loans at September 30, 2003 and December 31, 2002, respectively.

Allowance for Loan Losses

When determining the adequacy of the allowance for loan losses, management primarily considers the regulatory and Company classification of assets together with changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses decreased $419,000 during the nine months ended September 30, 2003 to $3.8 million at September 30, 2003 from $4.2 million at December 31, 2002. The allowance for loan losses represented 5.4% and 6.2% of net loans receivable at September 30, 2003 and December 31, 2002, respectively. (See further discussion in “Provision for Loan Losses” below.)

In the opinion of management, the allowance for loan losses was adequate at September 30, 2003, to provide for potential loan losses in the loan portfolio at that date. While management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase or decrease the allowance in the future. Increases could have a material adverse affect on the Bank’s financial condition and results of operations. Losses ultimately confirmed will vary from original estimates, and adjustments, as necessary, will be made in the period in which these factors and other considerations become known.

Deposits, FHLB Advances and Other Notes Payable

Deposit balances increased $4.4 million from $81.0 million at December 31, 2002 to $85.4 million at September 30, 2003. The increase in deposit balances results from a $9.1 million increase in demand accounts from $26.2 million at December 31, 2002 to $35.3 million at September 30, 2003. The increase in demand accounts includes $4.4 million in temporary balances related to large deposits from two commercial accounts on September 30, 2003. The increase in demand accounts was offset by a $4.7 million decrease in certificate accounts. Certificate accounts decreased from $54.8 million at December 31, 2002 to $50.1 million at September 30, 2003 as the result of more conservative pricing.

At September 30, 2003, savings certificates amounted to $50.1 million, or 58.7% of the Company’s total deposits, including $32.2 million that were scheduled to mature by September 30, 2004. Management of the Company believes it has adequate resources to fund all commitments with savings deposits, available FHLB overnight account funds and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company’s borrowings from the FHLB were $5.7 million at both December 31, 2002 and September 30, 2003. Notes payable to banks of $750,000 at December 31, 2002 were paid in full during the nine months ended September 30, 2003. Notes payable to directors decreased $250,000, or 20.0%, from $1.3 million at December 31, 2002 to $1.0 million at September 30, 2003. The Company used proceeds from the issuance of Subordinated Capital Notes to payoff notes payable to banks and to reduce notes payable to directors. (See further discussion in “Subordinated Capital Notes” below.)

Subordinated Capital Notes

On September 30, 2003, the Company completed a private placement offering of $5.5 million of Notes due September 30, 2008. The Notes include Warrants and rights to receive additional Warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The offering proceeds included approximately $3.1 million of cash, and $1.5 million (65,910 shares) of Series A and $900,000 (39,092 shares) of Series B Preferred Stock which were tendered in exchange for Notes. As a part of the sale of the Notes, the Company initially issued Warrants to purchase 153,944 shares of Company common stock.

The Notes bear interest, payable quarterly, at the fixed rate of 4.5% per annum through September 30, 2005, and thereafter at a floating rate equal to the prime rate. An Interest Payment Fund was established at an independent bank and was initially funded with $371,000 to secure eighteen months of interest payments on the Notes. The principal is due in eight equal quarterly installments beginning on December 31, 2006 with a final maturity of September 30, 2008. The Company may prepay the Notes at any time without penalty. The Warrants are exercisable one year after the date of issue. Additional Warrants to purchase up to a maximum of 154,056 shares of Company common stock are issuable on the first anniversary date of issue, assuming the Notes remain outstanding. Annually thereafter, subject to the approval of the Company’s stockholders, Warrants to purchase a maximum of 385,000 additional shares of Company common stock may be issued.

The cash proceeds of the offering were used as follows: (1) $371,000 for the initial funding of the Interest Payment Fund for the Notes; (2) $119,000 to pay cash premiums in connection with the exchange of Notes for Preferred Stock; (3) $750,000 to pay in full the balance of the Company’s notes payable to banks; (4) $250,000 to apply to the Company’s notes payable to directors for monies advanced during 2002 for operating expenses; and (5) $75,000 for estimated expenses of the offering. The balance of $1.5 million is being held by the Company for general corporate purposes, including the possible repurchase for cash of outstanding shares of Series A and Series B Preferred Stock, which purchases may be effected in privately negotiated transactions or through a general offer to the remaining holders of Series A and Series B Preferred Stock.

The exchange of Notes for Series A and Series B Preferred Stock resulted in net gains on the extinguishment of derivative debt instruments for the nine months ended September 30, 2003, of $36,000 and net gains on the exchanges for redeemable preferred stock of $237,000 which was credited to paid-in capital.

On October 15, 2003, the Company issued $1.1 million of Additional Notes due September 30, 2008 and Warrants and rights to receive additional Warrants to certain of the Company’s directors and their affiliates in exchange for 44,485 shares of its Series A Preferred Stock. Also on October 15, 2003, the Company used $376,000 of the cash proceeds from the initial offering to repurchase an additional 9,046 shares of Series A Preferred Stock and 6,546 shares of Series B Preferred Stock. (See further discussion in “Note 5 – Contingencies and Subsequent Events).

Stockholders’ Equity

Stockholders’ equity increased $128,000 from December 31, 2002 to September 30, 2003. The increase in stockholders’ equity was primarily the result of the $160,000 operating profit for the nine months ended September 30, 2003, the issuance of the common stock warrants totaling $169,000 related to the issuance of the Notes discussed above and net gains on the exchange of subordinated capital notes for redeemable preferred stock of $237,000 credited directly to additional paid-in capital. These increases were offset by a $315,000 non-cash charge to retained earnings to record the accretion of redeemable preferred stock, including cumulative but unpaid dividends. A net decrease of $121,000 in the unrealized gain on securities available for sale also offset the increase in stockholders’ equity.

Capital is the primary tool used by regulators to monitor the financial health of insured banks. The Federal Reserve Board and the Federal Deposit Insurance Corporation have historically had similar capital adequacy guidelines involving minimum leverage capital and risk-based capital requirements. Federal Reserve Board regulations evaluate Bancshares’ capital compliance on a bank-only basis because Bancshares has total consolidated assets of less than $150 million. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Based on the risk-based capital rules and definitions prescribed by the banking regulators, should an institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions.

At September 30, 2003, the Bank’s regulatory capital ratios were as follows:

	Amount	Percentage of adjusted total assets
	(Dollars in thousands)
First Southern Bank:

Total capital (to risk-weighted assets)	$9,182	13.44%
To be well capitalized under the FDICIA prompt corrective action provisions	6,832	10.00%

Excess	$2,350	3.44%

Tier 1 Capital (to risk-weighted assets)	$8,292	12.14%
To be well capitalized under the FDICIA prompt corrective action provisions	4,099	6.00%

Excess	$4,193	6.14%

Tier 1 Capital (to average assets)	$8,292	8.68%
To be well capitalized under the FDICIA prompt corrective action provisions	4,775	5.00%

Excess	$3,517	3.68%

Total capital (to risk-weighted assets)	$9,182	13.44%
Minimum risk-based capital requirements	5,466	8.00%

Excess	$3,716	5.44%

Tier 1 Capital (to risk-weighted assets)	$8,292	12.14%
Mimimum core capital	2,733	4.00%

Excess	$5,559	8.14%

Tier 1 Capital (to average assets)	$8,292	8.68%
Minimum Tier 1 capital requirement	3,820	4.00%

Excess	$4,472	4.68%

To be well capitalized, the Bank must maintain the capital ratios as set forth in the preceding table and not be subject to a capital order. As of September 30, 2003, the Bank would have been categorized as “well capitalized” under applicable regulatory guidelines but for the Order as previously discussed. However, as of September 30, 2003, the Bank is in compliance with the Order’s requirement of Tier 1 capital equal to or in excess of 7.00% and meets the minimum risk-based standards.

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

Additionally, Bancshares requires cash for various operating needs including debt service and general corporate expenses. The primary source of liquidity for Bancshares is borrowings from various sources and dividends from the Bank. As discussed in “Risk Factors” section, the Bank is restricted from paying any dividends to Bancshares without prior written consent from the Regulators under terms of the Order. Additionally, Bancshares is restricted from borrowing without special regulatory approval under terms of the MOU. As a result, liquidity at the holding company level could become insufficient to support Bancshares’ need for funds. During the nine months ended September 30, 2003, the Bank received written consent from the Regulators and paid a $250,000 dividend to Bancshares.

The Bank’s FHLB credit availability program, which has a credit limit of 10% of the Bank’s assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB. Credit availability is limited to 75% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral. FHLB deposits may also secure FHLB borrowings. The requirement to pledge qualifying mortgages or investment securities for any additional borrowings from the FHLB limits the Bank’s short-term liquidity. The Bank’s liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings. At September 30, 2003, the Bank has pledged investment securities with a market value of $6.1 million to the FHLB to collateralize outstanding advances of $5.7 million. In addition, on November 14, 2003, the Bank pledged an additional $5.2 million in first mortgage loans to secure the Bank’s obligations under its correspondent banking services with the FHLB.

The Company’s liquid assets, excluding pledged securities, increased from $15.6 million, or 16.5% of total assets, at December 31, 2002 to $20.2 million, or 19.7% of total assets, at September 30, 2003. It is Management’s policy to maintain sufficient liquid assets to cover all foreseeable demands on cash.

In addition to the liquidity issues discussed above, as an insured institution as described in the Federal Deposit Insurance Act, the Bank is required to maintain “cash reserves” under guidelines established by the Federal Reserve. Depository institutions, as defined by the Federal Reserve, are required to maintain cash reserves for the purpose of facilitating the implementation of monetary policy of the Federal Reserve System. At September 30, 2003, the Bank’s qualifying funds of $706,000 exceeded the required reserve of $108,000.

COMPARISON OF OPERATING RESULTS FOR THE

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

General

Consolidated net loss before the effects of redeemable preferred stock for the three months ended September 30, 2003 was $100,000 as compared to a net income of $859,000 for the three months ended September 30, 2002. Consolidated net income applicable to common shareholders for the three months ended September 30, 2003 was $31,000 as compared to $756,000 for the three months ended September 30, 2002. Basic earnings and diluted loss per common share for the three months ended September 30, 2003 was $0.03 and $(0.05), respectively, as compared to a basic earnings per common share of $0.60 and a diluted earnings per common share of $0.54 for the three months ended September 30, 2002. The diluted loss per share for the three months ended September 30, 2003, assumes that at the beginning of the period 39,092 shares of Series B redeemable preferred stock, tendered in exchange for subordinated capital notes on September 30, 2003, were converted to 173,569 shares of common stock and that the net gain of $130,000 realized in the exchange was not realized.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Operations.

Net Interest Income

Net interest income for the three months ended September 30, 2003 was $747,000, a $44,000 decrease as compared to $791,000 for the three months ended September 30, 2002. The decrease in interest income on earning assets of $352,000 exceeded the $308,000 decrease in interest expense on deposits and borrowings for the period.

The net interest margin (net interest income as a percentage of average interest-earning assets) increased from 3.05% for the three months ended September 30, 2002 to 3.40% for the comparable period in 2003.

Interest Income

Interest income for the three months ended September 30, 2003 was $1.2 million as compared to $1.6 million for the three months ended September 30, 2002, representing a decrease of $352,000, or 22.3%. The decrease was primarily attributable to the $15.9 million, or 15.4%, decrease in average interest-earning assets from $103.0 million for the three months ended September 30, 2002 to $87.1 million for the comparable period in 2003. The decrease in average earning assets in the 2003 period was primarily due to the Bank’s sale of two branches in September 2002. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 6.08% for the three months ended September 30, 2002 to 5.58% for the three months ended September 30, 2003. The lower yield is primarily the result of lower market interest rates attributable to rate reductions by the Federal Reserve Bank.

Interest on loans receivable decreased $206,000, or 15.5%, from $1.3 million for the three months ended September 30, 2002 to $1.1 million for the comparable period in 2003. The decrease is primarily due to the $4.5 million, or 6.1%, decrease in the average balance of total accruing loans from $73.8 million for the three months ended September 30, 2002 to $69.3 million for the three months ended September 30, 2003. The decrease in the average balance of accruing loans in the 2003 period was primarily attributable to loans sold in the disposition of the two branches in September 2002. The average yield on total accruing loans decreased from 7.15% for the three months ended September 30, 2002 to 6.43% for the comparable period in 2003.

Interest on investment securities decreased $64,000, or 41.6%, from $154,000 for the three months ended September 30, 2002 to $90,000 for the three months ended September 30, 2003. The decrease is primarily the result of Management adjusting the book premiums on certain mortgage-backed securities whose principal paybacks had exceeded original average life projections. This adjustment resulted in a $35,000 reduction in interest income for the three months ended September 30, 2003. The average balance of investment securities increased $1.9 million from $12.2 million for the three months ended September 30, 2002 to $14.1 million for the three months ended September 30, 2003. However, the average yield decreased from 4.99% for the three months ended September 30, 2002 to 2.54% for the comparable period in 2003.

Other interest income includes earnings on the overnight account at the FHLB of Atlanta and FHLB stock dividends. The $82,000 decrease in other interest income from $94,000 for the three months ended September 30, 2002 to $12,000 for the three months ended September 30, 2003 is due primarily to decreases in FHLB overnight balances and FHLB stock balances. The average balance of FHLB overnight balances decreased 68.8% from $10.8 million for the three months ended September 30, 2002 to $3.4 million for the comparable period in 2003. The average yield on FHLB overnight balances decreased from 1.83% to 1.00% during the same periods, respectively. The average FHLB stock balance decreased from $1.9 million for the three months ended September 30, 2002 to $383,000 for the three months ended September 30, 2003. The average yield on FHLB stock balances decreased from 5.25% to 3.25% during the same periods, respectively.

Interest Expense

Interest expense for the three months ended September 30, 2003 was $478,000 compared to $786,000 for the three months ended September 30, 2002, representing a decrease of $308,000, or 39.2%.

Interest on deposits decreased $303,000, or 45.2%, from $671,000 for the three months ended September 30, 2002 to $368,000 for the comparable period in 2003. The average balance of interest-bearing deposits decreased $22.9 million, or 23.7%, from $97.0 million for the three months ended September 30, 2002 to $74.1 million for the three months ended September 30, 2003 primarily as the result of the sale of two branches in September 2002. The average cost of interest-bearing deposits decreased from 2.74% to 1.97% during the same periods, respectively.

Interest expense on FHLB advances and other borrowings decreased $5,000 from $115,000 for the three months ended September 30, 2002 to $110,000 for the three months ended September 30, 2003. The average balance of FHLB advances and other borrowings increased from $7.8 million for the three months ended September 30, 2002 to $7.9 million for the three months ended September 30, 2003. The average cost of FHLB advances and other borrowings decreased from 5.85% to 5.55% during the same periods, respectively.

Provision for Loan Losses

The provision for loan losses is the cost of providing for anticipated future losses on loans. The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, management’s and the Regulators’ assessment of loan portfolio quality, the value of collateral and general economic factors.

The identification of problem loans within the Bank’s portfolio began with an internal investigation starting in the third quarter of 2000. Classified assets, as defined by the Regulators, have decreased from $18.8 million, or 18.9% of total assets at September 30, 2002, to $11.4 million, or 11.1% of total assets at September 30, 2003. Management continues to address the significant amount of problem loans. Although the Board and Management believe that the most significant problems have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status.

The following table sets forth an analysis of the Bank’s allowance for loan loss activity for the periods indicated:

	Three months ended September 30,
	2003	2002
	(Dollars in thousands)
Balance - beginning of period	$3,693	$4,625
Provision for loan losses	101	350
Recoveries	92	248
Charge-offs	(120)	(1,115)

Balance - end of period	$3,766	$4,108

Management recorded a provision for loan losses of $101,000 for the three months ended September 30, 2003 as compared to a provision of $350,000 for the three months ended September 30, 2002. The $101,000 provision for loan losses for the three months ended September 30, 2003 is primarily attributable to the downgrade of one large commercial relationship during the quarter. The relationship totaled $1.7 million as of September 30, 2003. Net charge-offs decreased from $867,000 for the three months ended September 30, 2002 to $28,000 for the comparable period in 2003.

Non-Interest Income

Non-interest income decreased $1.5 million from $1.8 million for the three months ended September 30, 2002 to $272,000 for the three months ended September 30, 2003. The decrease in non-interest income was primarily attributable to the sale of the assets and the transfer of certain liabilities of two branch offices in September 2002. The sale resulted in a premium on the transfer of deposits of $1.4 million, a net gain on the sale of premises and equipment of $255,000 and a net gain from the sale of loans of $10,000. These decreases in the 2003 period were partially offset by a gain on the extinguishment of derivative debt instruments of $36,000 recorded during the three months ended September 30, 2003 related to the exchange of subordinated capital notes for redeemable preferred stock during the period. Increases in loan fees and a decrease in losses on the sale of foreclosed real estate also partially offset the decreases for the period.

Non-Interest Expense

Non-interest expense decreased $290,000 from $1.3 million for the three months ended September 30, 2002 to $1.0 million for the three months ended September 30, 2003. The decrease in non-interest expense was primarily attributable to a decrease in compensation and employee benefits of $193,000. Compensation and employee benefits decreased from $736,000 for the three months ended September 30, 2002 to $543,000 for the comparable period in 2003 primarily as a result of the $146,000 provision of severance benefits for terminated employees during the three months ended September 30, 2002. A reduced employee base primarily associated with the sale of two branches in September 2002 also contributed to the decrease in compensation and employee benefits during the three months ended September 30, 2003. Decreases in building and occupancy expense and FDIC insurance expense are also attributable to the sale of the assets and certain liabilities of two branch offices in September 2002. Building and occupancy expense decreased $48,000 from $161,000 for the three months ended September 30, 2002 to $113,000 for the same period in 2003. FDIC insurance expense decreased $34,000 from $71,000 for the three months ended September 30, 2002 to $37,000 for the same period in 2003.

Income Taxes

The Company recorded income tax expense of $80,000 for the three months ended September 30, 2002. The $80,000 expense in the 2002 period reflects the net decrease for the quarter in the cumulative Federal loss carryback benefit available for the 2002 period. No tax liability is due for the 2003 period. A 100% valuation allowance for all of the Company’s deferred tax assets was in place during both periods and remains in place as of September 30, 2003.

Cumulative Dividend Arrearages on Preferred Stock

The Company recorded $106,000 and $103,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding for the three months ended September 30, 2003 and September 30, 2002, respectively. The $106,000 charge to retained earnings for the three months ended September 30, 2003 included cumulative but unpaid dividends of $51,000 and premium accretion of $55,000. The Company also realized a $237,000 net gain on the exchange of subordinated capital notes for redeemable preferred stock during the three months ended September 30, 2003, that was credited to additional paid-in capital.

COMPARISON OF OPERATING RESULTS FOR THE

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

General

Consolidated net income before the effects of redeemable preferred stock for the nine months ended September 30, 2003 was $160,000 as compared to $97,000 for the nine months ended September 30, 2002. Consolidated net income applicable to common shareholders for the nine months ended September 30, 2003 was $82,000 as compared to a net loss of $210,000 for the nine months ended September 30, 2002. Basic and diluted earnings per common share for the nine months ended September 30, 2003 was $0.06 and $0.03, respectively, as compared to a basic and diluted loss per common share of $0.17 for the nine months ended September 30, 2002.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Operations.

Net Interest Income

Net interest income for the nine months ended September 30, 2003 was $2.2 million, a decrease of $136,000, or 5.7% compared to $2.4 million for the nine months ended September 30, 2002. The decrease in interest income on earning assets of $1.4 million exceeded the $1.2 million decrease in interest expense on deposits and borrowings for the period.

The net interest margin increased from 2.99% for the nine months ended September 30, 2002 to 3.46% for the comparable period in 2003.

Interest Income

Interest income for the nine months ended September 30, 2003 was $3.8 million as compared to $5.2 million for the nine months ended September 30, 2002, representing a decrease of $1.4 million, or 26.6%. The decrease was primarily attributable to the $19.8 million, or 18.7%, decrease in average interest-earning assets from $106.1 million for the nine months ended September 30, 2002 to $86.3 million for the comparable period in 2003. The decrease in average earning assets in the 2003 period was primarily due to the Bank’s sale of two branches in September 2002. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 6.49% for the nine months ended September 30, 2002 to 5.86% for the nine months ended September 30, 2003. The lower yield is primarily the result of lower market interest rates attributable to rate reductions by the Federal Reserve Bank.

Interest on loans receivable decreased $953,000, or 21.9%, from $4.4 million for the nine months ended September 30, 2002 to $3.4 million for the comparable period in 2003. The decrease is primarily due to the $9.1 million, or 11.9%, decrease in the average balance of total accruing loans from $76.5 million for the nine months ended September 30, 2002 to $67.4 million for the nine months ended September 30, 2003. The decrease in the average balance of accruing loans in the 2003 period was primarily attributable to loans sold in the disposition of the two branches in September 2002. The average yield on total accruing loans decreased from 7.60% for the nine months ended September 30, 2002 to 6.74% for the comparable period in 2003.

Interest on investment securities decreased $219,000, or 39.7%, from $552,000 for the nine months ended September 30, 2002 to $333,000 for the nine months ended September 30, 2003. The decrease is primarily the result of lower investment yields and Management adjusting the book premiums on certain mortgage-backed securities whose principal paybacks had exceeded original average life projections. These adjustments resulted in a $86,000 reduction in interest income for the nine months ended September 30, 2003. The average yield on investment securities decreased from 5.04% for the nine months ended September 30, 2002 to 3.05% for the comparable period in 2003.

Other interest income includes earnings on the overnight account at the FHLB of Atlanta and FHLB stock dividends. The $199,000 decrease in other interest income from $248,000 for the nine months ended September 30, 2002 to $49,000 for the nine months ended September 30, 2003 is due primarily to decreases in FHLB overnight balances and FHLB stock balances. The average balance of FHLB overnight balances decreased 68.1% from $11.6 million for the nine months ended September 30, 2002 to $3.7 million for the comparable period in 2003. The average yield on FHLB overnight balances decreased from 1.77% to 1.18% during the same periods, respectively. The average FHLB stock balance decreased from $1.9 million for the nine months ended September 30, 2002 to $547,000 for the nine months ended September 30, 2003. The average yield on FHLB stock balances decreased from 5.42% to 4.03% during the same periods, respectively.

Interest Expense

Interest expense for the nine months ended September 30, 2003 was $1.5 million compared to $2.8 million for the nine months ended September 30, 2002, representing a decrease of $1.2 million, or 44.5%.

Interest on deposits decreased $1.2 million, or 50.4%, from $2.4 million for the nine months ended September 30, 2002 to $1.2 million for the comparable period in 2003. The average balance of interest-bearing deposits decreased $27.7 million, or 26.9%, from $102.9 million for the nine months ended September 30, 2002 to $75.3 million for the nine months ended September 30, 2003 primarily as the result of the sale of two branches in September 2002 and a higher mix of non-interest bearing demand accounts. The average cost of interest-bearing deposits decreased from 3.18% to 2.15% during the same periods, respectively.

Interest expense on FHLB advances and other borrowings decreased $2,000 from $332,000 for the nine months ended September 30, 2002 to $330,000 for the nine months ended September 30, 2003. The average balance of FHLB advances and other borrowings increased from $7.6 million for the nine months ended September 30, 2002 to $7.8 million for the comparable period in 2003. The average cost of FHLB advances and other borrowings decreased from 5.86% to 5.68% during the same periods, respectively.

Provision for Loan Losses

The provision for loan losses is the cost of providing for anticipated future losses on loans. The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, management’s and the Regulators’ assessment of loan portfolio quality, the value of collateral and general economic factors.

The identification of problem loans within the Bank’s portfolio began with an internal investigation starting in the third quarter of 2000. Classified assets, as defined by the Regulators, have decreased from

$18.8 million, or 18.9% of total assets at September 30, 2002 to $11.4 million, or 11.1% of total assets at September 30, 2003. Management continues to address the significant amount of problem loans. Although the Board and Management believe that the most significant problems have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status.

The following table sets forth an analysis of the Bank’s allowance for loan loss activity for the periods indicated:

	Nine months ended September 30,
	2003	2002
	(Dollars in thousands)
Balance - beginning of period	$4,185	$5,650
Provision (reduction of provision) for loan losses	(288)	633
Recoveries	272	691
Charge-offs	(403)	(2,866)

Balance - end of period	$3,766	$4,108

Management recorded a reduction of the provision for loan losses of $288,000 for the nine months ended September 30, 2003 as compared to a provision of $633,000 for the nine months ended September 30, 2002. The $288,000 reduction of the provision for loan losses for the nine months ended September 30, 2003 is directly attributable to the significant decrease in adversely classified assets and the decrease in net charge-offs. Net charge-offs decreased from $2.2 million for the nine months ended September 30, 2002 to $131,000 for the comparable period in 2003.

Non-Interest Income

Non-interest income decreased $1.5 million from $2.3 million for the nine months ended September 30, 2002 to $765,000 for the nine months ended September 30, 2003. The decrease in non-interest income was primarily attributable to the sale of the assets and the transfer of certain liabilities of two branch offices in September 2002. The sale resulted in a premium on the transfer of deposits of $1.4 million, a net gain on the sale of premises and equipment of $255,000 and a net gain from the sale of loans of $10,000. These decreases were partially offset by a gain on the extinguishment of derivative debt instruments of $36,000 recorded during the nine months ended September 30, 2003 related to the exchange of subordinated capital notes for redeemable preferred stock during the period. Increases in loan fees and a decrease in losses on the sale of foreclosed real estate also partially offset the decreases for the period.

Non-Interest Expense

Non-interest expense decreased $772,000 from $3.9 million for the nine months ended September 30, 2002 to $3.1 million for the nine months ended September 30, 2003. The decrease in non-interest expense was primarily attributable to a decrease in compensation and employee benefits of $332,000. Compensation and employee benefits decreased from $1.9 million for the nine months ended September 30, 2002 to $1.6 million for the comparable period in 2003. A reduced employee base primarily associated with the sale of two branches in September 2002 resulted in the decrease in compensation and employee benefits during the nine months ended September 30, 2003. A provision of severance benefits for terminated employees during the nine months ended September 30, 2002 of $146,000 also contributed to the decrease. Other decreases in operating expenses were across the board. Professional fees decreased $248,000, or 44.1%, from $562,000 for the nine months ended September 30, 2002 to $314,000 for the same period in 2002. Building and occupancy expense decreased $59,000 from $413,000 for the nine months ended September 30, 2002 to $354,000 for the same period in 2003. FDIC insurance expense decreased $70,000 from $183,000 for the nine months ended September 30, 2002 to $113,000 for the same period in 2003. Decreases in building and occupancy expense and FDIC insurance expense are primarily attributable to the sale of the assets and the transfer of certain liabilities of two branch offices in September 2002.

Income Taxes

The Company recorded an income tax expense of $5,000 for the nine months ended September 30, 2003 as compared to an income tax expense of $20,000 for the nine months ended September 30, 2002. The $5,000 expense in the 2003 period represents an adjustment to the 2002 carryback claim previously estimated. No tax liability is due for the 2003 period. The $20,000 income tax expense for the nine months ended September 30, 2002 represented the net decrease for the period in the cumulative Federal loss carryback benefit available. A 100% valuation allowance for all of the Company’s deferred tax assets was in place during both periods and remains in place as of September 30, 2003.

Cumulative Dividend Arrearages on Preferred Stock

The Company recorded $315,000 and $307,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding for the nine months ended September 30, 2003. The $315,000 charge to retained earnings for the nine months ended September 30, 2003 included cumulative but unpaid dividends of $153,000 and premium accretion of $162,000. During the nine months ended September 30, 2003, the Company realized a net gain of $237,000 on the exchange of subordinated capital notes for redeemable preferred stock that was credited to additional paid-in capital.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Bancshares is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine proceedings, in the aggregate, are believed by Management to be immaterial to Bancshares’ financial condition or results of operations.

ITEM 2 - CHANGES IN SECURITIES

On September 30, 2003, the Company completed a private placement offering of $5.5 million of Notes due September 30, 2008. The Notes include Warrants and rights to receive additional Warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The offering proceeds included approximately $3.1 million of cash, and $1.5 million (65,910 shares) of Series A and $900,000 (39,092 shares) of Series B Preferred Stock which were tendered in exchange for Notes. As a part of the sale of the Notes, the Company initially issued Warrants to purchase 153,944 shares of Company common stock.

The Notes bear interest, payable quarterly, at the fixed rate of 4.5% per annum through September 30, 2005, and thereafter at a floating rate equal to the prime rate. An Interest Payment Fund was established at an independent bank and was initially funded with $371,000 to secure eighteen months of interest payments on the Notes. The principal is due in eight equal quarterly installments beginning on December 31, 2006 with a final maturity of September 30, 2008. The Company may prepay the Notes at any time without penalty. The Warrants are exercisable one year after the date of issue. Additional Warrants to purchase up to a maximum of 154,056 shares of Company common stock are issuable on the first anniversary date of issue, assuming the Notes remain outstanding. Annually thereafter, subject to the approval of the Company’s stockholders, Warrants to purchase a maximum of 385,000 additional shares of Company common stock may be issued.

The cash proceeds of the offering were used as follows: (1) $371,000 for the initial funding of the Interest Payment Fund for the Notes; (2) $119,000 to pay cash premiums in connection with the exchange of Notes for Preferred Stock; (3) $750,000 to pay in full the balance of the Company’s notes payable to banks; (4) $250,000 to apply to the Company’s notes payable to directors for monies advanced during 2002 for operating expenses; and (5) $75,000 for estimated expenses of the offering. The balance of $1.5 million is being held by the Company for general corporate purposes, including the possible repurchase for cash of outstanding shares of Series A and Series B Preferred Stock, which purchases may be effected in privately negotiated transactions or through a general offer to the remaining holders of Series A and Series B Preferred Stock.

No underwriter was used in this transaction. The securities were offered to “accredited investors” (as defined by Rule 501 of Regulation D under the Securities Act of 1933, the “Securities Act”), to a limited number of non-accredited investors and to the holders of the Company’s Series A and Series B Preferred Stock, pursuant to an exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act.

On October 15, 2003, the Company issued $1.1 million of Additional Notes due September 30, 2008 and Warrants and rights to receive additional Warrants to certain of the Company’s directors and their affiliates in exchange for 44,485 shares of its Series A Preferred Stock. Also on October 15, 2003, the Company used $376,000 of the cash proceeds from the initial offering to repurchase an additional 9,046 shares of Series A Preferred Stock and 6,546 shares of Series B Preferred Stock. (See further discussion in “Note 5 – Contingencies and Subsequent Events”).

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

See “Cumulative Dividend Arrearages on Preferred Stock” on pages 22 and 25.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a)	Exhibits

3	(a)	Certificate of Incorporation of the Company(1)

3	(b)	Certificate of Amendment of Certificate of Incorporation(2)

3	(c)	Bylaws of the Company(1)

3	(d)	Amendment to Bylaws, dated September 10, 1998(3)

4	(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock(4)

4	(b)	Certificate of Designation of the Preference and Rights of the Series B Preferred Stock(4)

11		Statement re: computation of per share earnings (5)

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, (SEC File No. 33-87384), as subsequently amended.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 1997.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1998.
(4)	Incorporated by reference to the Company’s Form 8-K dated August 31, 2001.
(5)	Incorporated by reference to Note 2 of the Company’s consolidated unaudited financial statements.

(b)	Reports on Form 8-K

1.	Bancshares filed a Form 8-K on August 18, 2003, announcing its financial results for the quarter ended June 30, 2003 and announced a restatement of financial results for the quarter ended March 31, 2003.

2.	Bancshares filed a Form 8-K on September 2, 2003, announcing the commencement of a private placement offering of Subordinated Capital Notes due September 30, 2008 and Warrants and rights to receive additional Warrants to purchase shares of the Company’s common stock at an exercise price of $.01 per share. Bancshares also announced that subject to the priority of cash subscriptions, the Company would also accept exchanges of its Series B and Series A Preferred Stock for the Subordinated Capital Notes and Warrants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTHERN BANCSHARES, INC.

Date December 23, 2003	/s/ B. Jack Johnson
B. Jack Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date December 23, 2003	/s/ Roderick V. Schlosser
Roderick V. Schlosser Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)