Form 10KSB
period 2003-12-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 2004-03-31
CIK 934302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-25478

FIRST SOUTHERN BANCSHARES, INC.

(Name of small business issuer in its charter)

Delaware	63-1133624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 South Court Street, Florence, Alabama	35630
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (256) 764-7131

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐

The issuer’s gross revenues for the fiscal year ended December 31, 2003 were $5,803,000.

There is no established market in which shares of the Issuer’s common stock are regularly traded, nor are there any uniformly quoted prices for such shares. As of March 19, 2004, there were issued and outstanding 1,256,715 shares of the Issuer’s common stock. The aggregate value of the common stock outstanding by non-affiliates of the Issuer on March 19, 2004 was $1,634,000 (1,256,715 shares at $1.30 per share, the most recent trade price known to the Issuer between unaffiliated parties). For purposes of this calculation, officers and directors of the Issuer are considered non-affiliates.

As of March 19, 2004, the issuer has 1,256,715 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

No documents are incorporated by reference in this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

This report contains “forward looking statements” as defined under federal securities laws. Such forward looking statements may be identified by the use of such words as “believe,”“expect,”“anticipate,”“should,”“planned,”“estimated” and “potential.” These forward-looking statements are subject to numerous assumptions, risks and uncertainties because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: the ability of First Southern Bancshares, Inc. and First Southern Bank to comply with the regulatory requirements and agreements applicable to each of them; sharp and rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends, the value of investment securities and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to increase capital, reduce non-performing loans and classified assets, grow revenues and control expenses; ability to maintain sufficient liquidity and cash flow and significant changes in accounting, tax or regulatory practices or requirements. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as required by applicable law or regulation, the Company assumes no obligation to update forward looking statements.

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

The Company Is Restricted from Certain Activities Including Paying Dividends to Stockholders.

Effective July 6, 2001, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Atlanta. The MOU prohibits the Company from incurring any additional debt without the prior written approval of the Federal Reserve Bank. The MOU also prohibits the Company from declaring or paying any dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank. The Company has adopted a capital plan and a capital and dividend policy in compliance with the provisions of the MOU. The Company is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta. The MOU will remain in effect until modified or terminated by the Federal Reserve Bank. At December 31, 2003, the Company believes it was in material compliance with the MOU. The Company received approval from the Federal Reserve Bank prior to the issuance of subordinated capital notes on September 30, 2003.

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

The Order outlines specific capital adequacy benchmarks that the Bank must satisfy. Within 60 days from the effective date of the Order, the Bank’s Tier 1 capital was required to equal or exceed 5.00% of total assets. Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank’s Tier 1 capital must equal 7.00% of total assets. At December 31, 2003, the Bank’s Tier 1 capital was 8.33% of total assets and in compliance with the Order. The Bank has developed and adopted a plan designed to meet and maintain the FDIC’s minimum risk based capital requirements.

The Order also imposes specific asset quality measures on the Bank. Among these is the requirement to reduce (by charge-off, collection or removal from adverse classification with the consent of the Regulators) the level of assets classified “substandard” and “doubtful” by the Regulators in connection with their 2001 examination to not more than $20 million by August 31, 2002, to not more than $15 million by February 28, 2003, and to not more than $6 million by August 31, 2003. During the month of August 2003, the Company requested a 120-day extension on the $6 million requirement of the Order as of August 31, 2003. The extension was granted through December 31, 2003. At December 31, 2003, the balance of assets classified “substandard” and “doubtful” by the Regulators in 2001 was $5.6 million and in compliance with the Order.

At December 31, 2003, Management believes it is in material compliance with the Order except for a violation as a result of the payment of an overdraft on a commercial relationship during the third quarter of 2003. The relationship included a loan that was classified loss and was charged off in 2001. The Order prohibits the extension of credit, directly or indirectly, to any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or part, “loss” or “doubtful” and is uncollected. The overdraft was cleared prior to September 30, 2003 with a secured loan advanced by the Bank. Management informed the Regulators of the violation and the Regulators included it as a violation in their most recent examination report. In addition to this violation, the Regulator’s examination report also identified what they considered additional violations of the Order related to the same commercial relationship. No civil money penalties have been or are expected to be assessed against the Bank as a result of the claimed violations; however, the violations could delay the termination of the Order.

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

From 1995 to 2000, the Bank focused its efforts in growing its commercial loan portfolio. However, as a result of a decline in the quality of the Bank’s loan portfolio, related reductions in Bank capital, the previously reported fraud involving certain commercial loans and other operational factors, the Board of Directors and Management reevaluated its lending strategy. The Board of Directors and Management have actively taken steps to improve the underwriting and credit administration practices of the Bank in order to improve its overall asset quality. New policies with respect to loan originations have been formulated which have enhanced the quality of loan production after 2001. While it was not Management’s intent to curtail the origination of new loans, primary emphasis during 2001 and 2002 was given to problem loan administration.

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

On June 24, 2002, the Company entered into an agreement with Bank Independent, Sheffield, Alabama to sell the assets and certain related liabilities of its branch offices located at 2727 Mall Drive, Florence, Alabama and 102 Bank Street, Rogersville, Alabama. The closing of this transaction on September 20, 2002, resulted in a pre-tax gain of approximately $1.6 million. The reduction of income earning assets resulting from the transaction reduced net income for 2003 and may have a negative affect on future net income.

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

General

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

Business of the Company and the Bank

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

Competition

The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of real estate and consumer loans. Its most direct competition for deposits and loans has historically come from other commercial banks and credit unions located in its primary market area in Lauderdale and Colbert counties of the State of Alabama. The Bank competes for loans primarily through the interest rates and loan fees it charges, and the prompt, efficient, and quality service it provides to its borrowers, real estate brokers, and home builders. Primary competition for loans are from other commercial banks, mortgage banking companies, insurance companies, and credit unions.

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

On March 25, 2002, the Bank entered into a consent order with the FDIC and the Alabama State Banking Department. The Order is discussed under the heading “Risk Factors – The Bank Has Entered Into a Consent Order with Regulators which Restricts Its Operations and the Expense of Compliance or Failure to Comply May Have a Material Adverse Affect on the Company” in the forepart of this Form 10-KSB.

State Regulation and Supervision. As an Alabama-chartered commercial bank, the Bank is subject to applicable provisions of Alabama law and the regulations of the Superintendent adopted thereunder. Alabama law and regulations govern the Bank’s ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. The Bank is required under Alabama law to maintain at all times a reserve (composed of cash) based upon average daily deposits of the Bank. At December 31, 2003, the Bank’s qualifying reserves of $706,000 exceeded the required reserve of $108,000. In addition, the Bank is subject to periodic examination and reporting requirements by and of the Superintendent. The Superintendent may order the board of directors of any bank to correct any matters in the conduct of the affairs of the bank which in his opinion are unsafe and unsound. Under certain circumstances, the Superintendent may vacate the charter of a bank, liquidate a bank or appoint a receiver. During 2001, the Bank and its directors made certain written assurances to the Superintendent. Such written assurances focused the Bank and its board of directors on specific problems the Department considers to be of supervisory concern. The Bank committed to take certain actions with respect to the Bank’s Management, asset quality and loan administration, capital and asset/liability Management. The Order requires the Bank to follow through on these commitments. Management believes that the Bank is in material compliance with the Order at this time. See “Risk Factors — The Bank has Entered Into a Consent Order with

Regulators which Restricts the Operations and the Expense of Compliance or Failure to Comply May Have a Material Adverse Effect on the Company.”

Deposit Insurance. The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution’s capital — “well capitalized,” ”adequately capitalized” and “undercapitalized”— which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. This matrix results in nine assessment risk classifications, with rates currently ranging from 0 basis points of assessable deposits for well capitalized, financially sound institutions with only a few minor weaknesses to 27 basis points for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The FDIC is authorized to raise assessment rates in certain circumstances. The Bank’s assessments expensed for the year ended December 31, 2003, equaled $150,000.

SAIF-insured institutions are also required to make payments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to finance takeovers of insolvent thrifts. During fiscal 2003, the FICO assessment amounted to approximately 1.60 basis points of assessable deposits. Effective January 1, 2000, SAIF members and members of the Bank Insurance Fund (“BIF”) were assessed at the same rate for FICO payments whereas previously SAIF members were assessed at a rate five times that of BIF members.

The FDIC has primary federal enforcement responsibility over the Bank and has the authority to bring actions against the Bank and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on the Bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

The FDIC may also terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, continue to be insured for a period of six months to two years, as determined by the FDIC. Noncompliance with the terms of the Order could result in the FDIC terminating the Bank’s insurance. However, the Company believes that the Bank is in material compliance with the Order at this time.

Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution is deemed to be: (i) “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0%

(3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

As of December 31, 2003, the Bank’s capital ratios met the requirements to be categorized as “well capitalized,” but is subject to the capital requirements of the Order. The Bank was in compliance with these requirements as of December 31, 2003.

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

Capital Requirements. The FDIC’s minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a “Tier 1” leverage capital ratio of at least 3% of total adjusted assets. Tier 1 (or “core capital”) consists of common stockholders’ equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 4%. The FDIC’s capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Based on the definitions contained in the FDIC’s capital regulations, the Bank had a Tier 1 leverage capital ratio of 8.33% as of December 31, 2003.

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

FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation. Pursuant to the Order, the Bank’s Tier 1 capital must have equaled or exceeded 5% of total assets by May 24, 2002 and the Bank must maintain a minimum Tier 1 capital of 7% of total assets from July 23, 2002 for so long as the Order remains in effect. As of December 31, 2003, the Bank’s Tier 1 capital was 8.33% and in compliance with the Order. See “Risk Factors — The Bank Has Entered Into a Consent Order With Regulators which Restricts Its Operations and the Expense of Compliance or Failure to Comply Could Have a Material Adverse Affect on the Company.”

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

Loans-to-One-Borrower. Under Alabama law the aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, is generally 20% of the Bank’s capital account (i.e., capital, surplus, undivided profits and the allowance for loan losses) provided that loans in excess of 10% of the capital account are fully secured or 10% of capital accounts if such loans are not fully secured. At December 31, 2003, the Bank’s legal lending limit was either $1.1 million unsecured or $2.2 million secured.

At December 31, 2003, the Bank had identified one lending relationship in the amount of $2.3 million that may have exceeded the legal lending limit during 2000 and 2003. As of December 31, 2003, $1.2 million of the relationship had been charged off. Management and the regulators have agreed on the necessary action to address this issue.

Federal Reserve System. Regulation D of the FRB requires all depository institutions that maintain transaction accounts or nonpersonal time deposits to maintain specified reserves. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements. Under Regulation D, a bank must establish reserves equal to 3% of the first $45.2 million of transaction accounts, of which the first $6.6 million is exempt, and 10% on the remainder. As of December 31, 2003, the Bank met its reserve requirements.

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

Transactions with Related Parties. The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. The Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed.

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

Dividends. Dividends from the Bank constitute the major source of funds for dividends which may be paid by the Company. The amount of dividends payable by the Bank to the Company depend upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Alabama law, the Bank is required to transfer to surplus each year at least 10% of its net earnings (and thus cannot declare or pay a dividend in excess of 90% of net earnings) until its surplus equals at least 20% of its capital. Furthermore, the Bank must obtain the approval of the Superintendent to declare dividends in any calendar year in excess of the total of its net earnings of that year combined with its retained net earnings of the preceding two years, less any required transfers to surplus. The Bank cannot pay a dividend that would cause it to fail any applicable regulatory capital requirement. In light of the Bank’s supervisory difficulties, the Bank is prohibited from paying any dividends to the Company without the written approval of the Superintendent and the FDIC. During the year ended December 31, 2003, the Bank paid dividends to the Company totaling $250,000 with such approval. See “The Bank Has Entered Into a Consent Order with Regulators which Restricts Its Operations and the Expense of Compliance or Failure to Comply Could Have a Material Adverse Affect on the Company.”

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

The Gramm-Leach-Bliley Act also authorizes banks to engage, through “financial” subsidiaries in certain of the activities permitted for financial holding companies, subject to certain restrictions.

Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under prompt corrective action, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized” or worse. In light of the Bank’s supervisory difficulties, the Company is prohibited from paying any dividends, and Management does not anticipate paying dividends on its common stock for the foreseeable future. Dividends are accruing, however, on the Company’s preferred stock. See Notes 10 and 11 to the “Notes to Consolidated Financial Statements.” See also “Risk Factors – The Company is Restricted From Certain Activities Including Paying Dividends to Stockholders.”

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

Capital Requirements. The FRB has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The FRB regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. At December 31, 2003, the Company had $97.0 million in consolidated assets and therefore the consolidated capital standards were not applicable. See Note 10 to “Notes to Consolidated Financial Statements.”

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

Personnel

As of December 31, 2003, the Bank had 41 full-time and 6 part-time employees.

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

	At December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Financial Condition Data
Total assets	$97,045	$95,352	$131,232	$167,384	$178,798
Loans receivable, net	69,622	67,640	90,420	139,707	155,818
Cash and cash equivalents	10,468	7,011	14,230	7,479	5,906
Investment securities, available-for-sale	12,711	15,482	12,858	4,497	4,408
Investment securities, held-to-maturity	—	—	3,230	3,367	3,527
Deposits	81,622	81,048	118,664	131,218	126,870
Advances from Federal Home Loan Bank	5,716	5,738	5,862	25,514	33,665
Notes payable to banks	—	750	750	825	2,000
Notes payable to directors	1,000	1,250	—	—	—
Subordinated capital notes, net of discount	6,411	—	—	—	—
Agreement to repurchase securities	—	—	—	—	1,487
Derivative debt instrument	196	990	921	—	—
Redeemable preferable stock	586	4,134	3,723	—	—
Total stockholders’ equity	1,123	1,210	1,094	9,230	13,969
Non performing assets	4,623	8,073	14,847	4,857	3,168
Allowance for loan losses	2,866	4,185	5,650	5,152	1,400

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Operating Data
Interest income	$4,991	$6,506	$10,238	$14,208	$13,951
Interest expense	2,058	3,391	6,453	7,951	7,105

Net interest income	2,933	3,115	3,785	6,257	6,846
Provision (reduction of provision) for loan losses	(288)	633	5,904	8,226	528

Net interest income (expense) after provision for loan losses	3,221	2,482	(2,119)	(1,969)	6,318
Noninterest income (expense)	812	2,457	(170)	597	782
Noninterest expense	4,172	4,989	5,589	5,038	5,046

Income (loss) before income taxes	(139)	(50)	(7,878)	(6,410)	2,054
Income tax (benefit) expense	5	(272)	12	(2,519)	808

Net income (loss)	(144)	222	(7,890)	(3,891)	1,246
Cumulative dividend arrearages and premium accretion on preferred stock	(339)	(411)	(133)	—	—
Gain on exchange of subordinated capital notes for preferred stock	312	—	—	—	—
Gain on repurchase of preferred stock	66	—	—	—	—

Basic income (loss) per common share	$(105)	$(189)	$(8,023)	$(3,891)	$1,246

Basic earnings (loss) per common share	$(0.08)	$(0.15)	$(6.38)	$(3.09)	$0.80
Diluted earnings (loss) per common share	$(0.10)	$(0.15)	$(6.38)	$(3.09)	$0.79
Cash dividends per common share	$—	$—	$—	$0.50	$0.50

	At December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Other Data
Real estate loans	965	993	1,456	1,646	1,709
Deposit accounts	6,790	7,193	10,947	11,426	11,697

The table below sets forth certain performance, asset quality and capital ratios of the Company at or for the periods indicated.

	At or For Year Ended December 31,
	2003	2002	2001	2000	1999
Performance ratios:
Return on average assets [net income (loss) divided by average assets]	(0.11)%	(0.16)%	(5.45)%	(2.21)%	0.70%
Return on average stockholders’ equity [net income (loss) divided by average equity]	(8.54)	(18.69)	(107.22)	(29.66)	7.30
Dividend payout ratio [dividends declared per common share divided by basic earnings (loss)] per common share	N/A	N/A	N/A	(16.18)	62.50
Interest rate spread (difference between average yield on interest-earning assets and average cost of interest-bearing liabilities)	3.27	3.19	2.81	3.59	3.82
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.36	3.09	2.85	3.84	4.16
Non-interest expense to average assets	4.34	4.30	3.79	2.86	2.85
Average interest-earning assets to interest bearing liabilities	103.71	96.97	100.79	105.02	107.81
Asset quality ratios:
Allowance for loan losses to net loans at end of period	4.11	6.19	6.25	3.69	0.90
Net chargeoffs to average outstanding loans during period	1.51	2.84	4.77	2.94	0.38
Ratio of nonperforming assets to total assets at end of period	4.76	8.47	11.31	2.90	1.77
Capital ratios:
Average stockholders’ equity to average assets during period	1.28%	0.87%	5.08%	7.46%	9.63%

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

	At December 31,		Year Ended December 31,
	2003		2003			2002			2001
	Balance	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
			(Dollars in thousands)
Interest-earning/dividend paying assets:
Mortgage loans and contracts	$22,516	6.17%	$20,555	$1,342	6.53%	$22,458	$1,658	7.38%	$32,665	$2,725	8.34%
Other loans	46,401	6.24	47,548	3,159	6.64	51,289	3,866	7.54	80,589	6,608	8.20

Total accruing loans	68,917	6.22	68,103	4,501	6.61	73,747	5,524	7.49	113,254	9,333	8.24
Investment securities(1)	12,711	3.95	14,090	421	2.99	14,496	706	4.87	7,410	442	5.96
Federal funds sold	—	—	—	—	—	1,096	19	1.73	—	—	—
FHLB overnight account and other	6,188	0.85	4,547	49	1.08	9,982	173	1.73	10,485	337	3.21

Total interest-earning assets	87,816	5.51	86,740	4,971	5.73	99,321	6,422	6.47	131,149	10,112	7.71
Federal Home Loan Bank stock	383	3.50	505	20	3.96	1,571	84	5.35	1,866	126	6.75

Total interest-earning and dividend paying assets	88,199	5.50	87,245	$4,991	5.72	100,892	$6,506	6.45	133,015	$10,238	7.70%

Non interest-earning/dividend paying assets:
Cash and cash equivalents	4,280		3,946			4,820			4,873
Non-accruing loans	3,764		4,942			8,697			5,789
Other loan deductions	(116)		(117)			(34)			(42)
Loan loss reserve	(2,866)		(3,911)			(4,819)			(5,714)
Premises and equipment	2,346		2,339			2,631			3,288
Accrued interest receivable	489		476			686			1,298
Income tax receivable	—		248			1,426			227
Foreclosed real estate	613		705			1,106			1,169
Other assets	336		345			492			3,439

Total non interest-earning/dividend paying assets	8,846		8,973			15,005			14,327

Total assets	$97,045		$96,218			$115,897			$147,342

(1)	The rate at December 31, 2003 represents the weighted average current coupon rate. As of December 31, 2003, the net book premium is $147,000, or 1.2% of the carrying amount of investment securities. The premium will be amortized over the estimated lives of the applicable securities which will reduce the net yield.

	At December 31, 2003		Year Ended December 31,
			2003			2002			2001
	Balance	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
			(Dollars in thousands)
Interest-bearing liabilities:
Deposit accounts:
Passbook/Statement savings accounts	$10,970	0.30%	$10,649	$38	0.36%	$13,540	$89	0.66%	$15,003	$358	2.39%
NOW accounts	6,682	0.25	6,924	18	0.26	9,576	47	0.49	11,378	189	1.66
Money market deposit accounts	5,832	1.38	5,582	71	1.27	4,608	67	1.45	3,407	91	2.67
Certificates of deposit	49,505	2.34	51,895	1,423	2.74	68,715	2,735	3.98	88,369	4,997	5.65

Total interest-bearing deposits	72,989	1.77	75,050	1,550	2.07	96,439	2,938	3.05	118,157	5,635	4.77
Other interest-bearing liabilities:
Advances from Federal Home Loan Bank	5,716	5.66	5,758	329	5.71	5,788	333	5.75	12,997	752	5.79
Notes payable to banks	—	—	560	34	6.07	750	50	6.67	819	66	8.06
Notes payable to directors	1,000	5.00	1,185	63	5.32	1,072	70	6.53	—	—	—
Subordinated capital notes, net of discount	6,411	5.22	1,572	82	5.22	—	—	—	—	—	—

Total other interest-bearing liabilities	13,127	5.39	9,075	508	5.60	7,610	453	5.95	13,816	818	5.92

Total interest-bearing liabilities	86,116	2.32	84,125	$2,058	2.45	104,049	$3,391	3.26	131,973	6,453	4.89

Non interest-bearing liabilities:
Non interest-bearing deposit accounts	8,633		6,037			5,450			5,668
Other liabilities	391		558			595			962
Derivative debt instruments	196		937			955			225

Total liabilities	95,336		91,657			110,049			138,828
Redeemable preferred stock	586		3,331			3,837			1,031
Stockholders’ equity	1,123		1,230			1,011			7,483

Total liabilities and stockholders’ equity	$97,045		$96,218			$115,897			$147,342

Net interest income				$2,933			$3,115			$3,785
Interest rate spread		3.18%			3.27%			3.19%			2.81%
Net interest margin		N/A			3.36%			3.09%			2.85%
Ratio of average interest-earning assets to average interest-bearing liabilities			103.71%			96.97%			100.79%

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

	2003 Compared to 2002 Increase (Decrease) Due to				2002 Compared to 2001 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
	(In thousands)
Interest-earning/dividend paying assets:
Mortgage loans	$(191)	$(140)	$15	$(316)	$(313)	$(851)	$98	$(1,067)
Other loans	(461)	(282)	36	(707)	(534)	(2,403)	195	(2,742)

Total gross loans	(652)	(422)	51	(1,023)	(847)	(3,254)	293	(3,809)
Investment securities	(273)	(20)	8	(285)	(81)	423	(77)	264
Federal funds sold	—	(19)	—	(19)	—	—	19	19
FHLB overnight account and other	(65)	(94)	35	(124)	(155)	(16)	7	(164)

Total net change in income on interest-earning assets	(990)	(555)	94	(1,451)	(1,083)	(2,847)	241	(3,690)
Federal Home Loan Bank stock	(22)	(57)	15	(64)	(27)	(20)	4	(42)

Total net change in income on interest-earning/ dividend paying assets	(1,012)	(612)	109	(1,515)	(1,110)	(2,867)	245	(3,732)

Interest-bearing liabilities:
Deposits	(945)	(652)	209	(1,388)	(2,035)	(1,036)	374	(2,697)
Other interest-bearing liabilities	(27)	87	(5)	55	4	(367)	(2)	(365)

Total net change in expense on interest-bearing liabilities	(972)	(565)	204	(1,333)	(2,031)	(1,403)	372	(3,062)

Net change in net interest income	$(40)	$(47)	$(95)	$(182)	$921	$(1,464)	$(127)	$(670)

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

The difference between assets and liabilities within a given repricing period is expressed as a ratio and as a dollar amount known as the “gap,” both of which are used as a measure of interest rate risk. A ratio of 100% suggests a balanced position between rate sensitive assets and liabilities within a given repricing period. The table below reflects the Company’s interest rate sensitivity position both individually and within specified time periods and cumulatively, over various time horizons. In the table, assets and liabilities are placed in categories based on their actual or expected repricing date. As indicated, at December 31, 2003, the ratio of rate-sensitive assets to rate-sensitive liabilities maturing or repricing within one year or less is 4%, a negative one year gap position. In a period of generally falling interest rates, this gap position will normally result in an increase in net interest income. Whereas, in a period of generally rising interest rates, this gap position will normally result in a decrease in net interest income.

	Repricing or Maturing Within
	0 - 3 Months	3 - 12 Months	Total 1 Year	1 - 5 Years	Over 5 Years	Total
	(Dollars in thousands)
ASSETS
Interest-bearing deposits	$6,188	$—	$6,188	$—	$—	$6,188
Investment securities	338	2,805	3,143	5,377	4,191	12,711
Loans held for sale	77	—	77	—	—	77
Loans receivable	24,234	15,042	39,276	24,023	10,591	73,890
FHLB stock	383	—	383	—	—	383

Total interest-earnings assets	$31,220	$17,847	$49,067	$29,400	$14,782	$93,249

LIABILITIES
NOW accounts	$6,682	$—	$6,682	$—	$—	$6,682
Money market demand accounts	5,832	—	5,832	—	—	5,832
Passbook accounts	7,927	—	7,927	—	—	7,927
Statement savings	3,043	—	3,043	—	—	3,043
Certificates accounts	7,870	20,555	28,425	21,080	—	49,505
Advances from Federal Home Loan Bank	5	145	150	5,533	33	5,716
Notes payable to directors	1,000	—	1,000	—	—	1,000
Subordinated capital notes, net of discount	—	—	—	6,411	—	6,411

Total interest-bearing liabilities	$32,359	$20,700	$53,059	$33,024	$33	$86,116

Period GAP	$(1,139)	$(2,853)	$(3,992)	$(3,624)	$14,749	$7,133
Cumulative GAP	(1,139)	(3,992)	(3,992)	(7,616)	7,133	7,133
Cumulative as a percentage of interest-earning assets	(1)%	(4)%	(4)%	(8)%	8%	8%

Lending Activities

Loan Portfolio Analysis. The following table sets forth the composition of the Bank’s loan portfolio as of the dates indicated.

	At December 31,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential(1)	$27,468	39.41%	$23,464	34.55%	$30,538	33.47%
Multi-family residential	2,965	4.25	3,445	5.07	2,168	2.38
Commercial	18,805	26.98	18,234	26.85	25,191	27.61

Total non-construction mortgage loans	49,238	70.64	45,143	66.47	57,897	63.46

Construction and land development loans:
One- to four-family residential	4,374	6.28	3,578	5.27	6,808	7.46
Commercial	957	1.37	1,379	2.03	1,267	1.39

Total construction loans	5,331	7.65	4,957	7.30	8,075	8.85

Total mortgage loans	54,569	78.29	50,100	73.77	65,972	72.31

Commercial loans	10,278	14.75	11,941	17.58	18,059	19.79

Consumer loans:
Home equity and second mortgages	4,427	6.35	6,275	9.24	8,342	9.14
Automobile loans	1,189	1.71	1,230	1.81	1,718	1.88
Savings loans	414	0.59	508	0.75	793	0.87
Other	3,090	4.43	2,381	3.51	2,890	3.17

Total consumer loans	9,120	13.08	10,394	15.31	13,743	15.06

Total loans	73,967	106.12	72,435	106.66	97,774	107.16

Less:
Undisbursed loans in process	1,286	1.84	304	0.45	852	0.94
Unamortized loan origination fees and deferred interest, net of direct costs	116	0.17	35	0.05	31	0.03
Allowance for loan losses	2,866	4.11	4,185	6.16	5,650	6.19

Total loans receivable, net	$69,699	100.00%	$67,911	100.00%	$91,241	100.00%

(1)	Includes loans held for sale.

Loan Maturity. The following table sets forth scheduled contractual amortization of loans at December 31, 2003 and the dollar amount of such loans scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year. All loans held for sale are also reported as due within one year.

	At December 31, 2003
	Real Estate		Consumer Loans	Commercial Business Loans	Total Loans
	Mortgage Loans	Construction Loans
	(Dollars in thousands)
Amounts due:
Within one year(1)	$7,888	$4,601	$5,359	$5,405	$23,253
After one year through three years	7,649	269	1,796	3,159	12,873
After three years through five years	14,668	461	1,766	1,505	18,400
After five years	19,033	—	199	209	19,441

Total	$49,238	$5,331	$9,120	$10,278	$73,967

Interest rate terms on amounts due after one year:
Fixed	$19,169	$469	$2,929	$2,483	$25,050
Adjustable	22,181	261	832	2,390	25,664

(1)	Includes loans held for sale.

Loan Originations, Sales and Purchases. The following table sets forth total mortgage loans originated, purchased, sold and repaid during the years indicated.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Total mortgage loans at beginning of period	$50,100	$65,972	$96,039

Loans originated:
One- to-four family residential	31,848	28,811	26,794
Multi-family residential and commercial real estate	6,945	9,296	6,110
Construction loans	4,352	2,283	5,688

Total loans originated	43,145	40,390	38,592

Loans purchased:
One- to-four family residential	—	—	—
Other	—	—	—

Total purchased loans	—	—	—

Total loans originated and purchased	43,145	40,390	38,592

Loans sold:
Total whole loans sold	19,782	23,895	27,333
Total loans transferred in disposition of branches	—	7,599	—
Other	—	—	658

Total loans sold	19,782	31,494	27,991
Mortgage loan principal repayments	16,020	22,952	35,600
Other decrease	2,874	1,816	5,068

Total net loan decreases	38,676	56,262	68,659

Net loan activity	4,469	(15,872)	(30,067)

Total mortgage loans at end of period	$54,569	$50,100	$65,972

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Allowance at beginning of period	$4,185	$5,650	$5,152	$1,400	$1,441

Provision (reduction of provision) for loan losses	(288)	633	5,904	8,226	528

Recoveries:
Construction and land development	18	—	78	—	—
Residential real estate	20	148	42	—	2
Commercial real estate	166	50	4	—	—
Commercial business	202	573	128	30	114
Consumer and other	72	117	128	68	19

Total recoveries	478	888	380	98	135

Chargeoffs:
Construction and land development	(1)	(442)	(442)	(6)	—
Farmland	(69)	—	—	(75)	—
Residential real estate	(271)	(412)	(1,564)	(193)	(56)
Commercial real estate	(737)	(37)	(903)	(163)	(2)
Commercial business	(294)	(1,931)	(2,272)	(3,398)	(421)
Consumer and other	(137)	(164)	(605)	(737)	(225)

Total chargeoffs	(1,509)	(2,986)	(5,786)	(4,572)	(704)

Net chargeoffs	(1,031)	(2,098)	(5,406)	(4,474)	(569)

Balance at end of period	$2,866	$4,185	$5,650	$5,152	$1,400

Ratio of allowance to net loans outstanding at the end of the period	4.11%	6.19%	6.25%	3.69%	0.90%
Ratio of net chargeoffs to average loans outstanding during the period	1.51%	2.84%	4.77%	2.94%	0.38%

The following table sets forth the Bank’s allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2003		2002		2001		2000		1999
	Amount	As a % of Outstanding Loans in Category	Amount	As a % of Outstanding Loans in Category	Amount	As a % of Outstanding Loans in Category	Amount	As a % of Outstanding Loans in Category	Amount	As a % of Outstanding Loans in Category
	(Dollars in thousands)
Real estate mortgage loans:
Residential	$250	0.81%	$615	2.35%	$860	2.19%	$917	1.73%	$270	0.50%
Other	185	0.86	234	1.21	899	3.40	908	2.10	222	0.50
Consumer and commercial business	150	0.85	445	2.17	813	4.02	1,132	2.20	298	0.50
Impaired loans	945		1,287		2,747		1,310		200
Unallocated	1,336		1,604		331		885		410

Total allowance for loan losses	$2,866		$4,185		$5,650		$5,152		$1,400

Investment Activities. The following table sets forth the cost and market values of the investment securities portfolio “available for sale” at the dates indicated.

	At December 31,
	2003			2002			2001
	Amortized Cost	Market Value	Percent of Portfolio(1)	Amortized Cost	Market Value	Percent of Portfolio(1)	Amortized Cost	Market Value	Percent of Portfolio(1)
	(Dollars in thousands)
Corporate bonds	$—	$—	—%	$—	$—	—%	$1,012	$1,021	7.94%
U.S. government and agency obligations	5,541	5,498	43.25	5,600	5,666	36.60	12,030	11,837	92.06
Mortgage-backed securities	7,242	7,213	56.75	9,769	9,816	63.40	—	—	—

Total	$12,783	$12,711	100.00%	$15,369	$15,482	100.00%	$13,042	$12,858	100.00%

(1)	Percentage of portfolio value computed based upon market value of securities.

The following table sets forth the contractual maturities and weighted average yields of the investment securities portfolio at December 31, 2003.

	Carrying Value	Weighted Average Rates(1)
	(Dollars in thousands)
U.S. government and agency obligations:
Due in less than one year	$1,008	3.23%
Due after one year through five years	4,490	3.05
Mortgage-backed securities:
Due in less than one year	3	8.95
Due after one year through five years	45	8.29
Due in greater than five years through ten years	1,729	4.59
Due in greater than ten years	5,436	4.61

Total	$12,711	3.95%

(1)	The rates at December 31, 2003 represent the weighted average current coupon rate. As of December 31, 2003, the net book premium is $147,000, or 1.2% of the carrying amount of the investment securities portfolio “available for sale.” The premium will be amortized over the estimated lives of the applicable securities which will reduce the net yield.

The following table sets forth the cost and market values of the investment portfolio ”held to maturity” at the dates indicated.

	At December 31,
	2003			2002			2001
	Amortized Cost	Market Value	Percent of Portfolio(1)	Amortized Cost	Market Value	Percent of Portfolio(1)	Amortized Cost	Market Value	Percent of Portfolio(1)
	(Dollars in thousands)
GNMA certificates	$—	$—	—%	$—	$—	—%	$3,055	$3,094	94.58%
FHLMC certificates	—	—	—	—	—	—	175	185	5.42

Total	$—	$—	—%	$—	$—	—%	$3,230	$3,279	100.00%

(1)	Percentage of portfolio value computed based upon amortized cost of mortgage-backed securities.

Deposit Activities and Other Sources of Funds

Jumbo Deposits. The following table indicates the amount of certificates of deposit and other deposits with balances of $100,000 or greater by time remaining until maturity as of December 31, 2003. Other deposits with balances of $100,000 or greater aggregated $4.3 million, and have been shown in the following table as having maturities of three months or less.

Amount
(In thousands)
Maturity period:
Three months or less	$8,984
Three through twelve months	3,388
Over twelve months	5,213

Total	$17,585

Deposit Flow. The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2003			2002			2001
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Noncertificate of deposit accounts(1):
Noninterest-bearing	$8,633	10.57%	$4,380	$4,253	5.25%	$(1,970)	$6,223	5.25%
NOW checking	6,682	8.19	(83)	6,765	8.35	(3,932)	10,697	9.01
Regular savings accounts	7,927	9.71	(386)	8,313	10.26	(3,157)	11,470	9.67
Money market deposit	5,832	7.15	1,213	4,619	5.70	200	4,419	3.72
Statement savings	3,043	3.73	800	2,243	2.77	(1,250)	3,493	2.94
Certificates of deposit(2)(3):
Fixed-rate certificates which mature:
Within one year	28,425	34.83	(12,319)	40,744	50.27	(30,996)	71,740	60.46
Within three years	13,459	16.49	4,634	8,825	10.89	(1,034)	9,859	8.31
After three years	7,621	9.33	2,335	5,286	6.51	4,523	763	0.64

Total	$81,622	100.00%	$574	$81,048	100.00%	$(37,616)	$118,664	100.00%

(1)	Includes accounts with balances of $100,000 and greater of $8.1 million, $4.3 million and $3.5 million at December 31, 2003, 2002 and 2001, respectively.

(2)	Includes certificates of deposit with balances of $100,000 and greater of $9.5 million, $10.1 million and $16.5 million at December 31, 2003, 2002 and 2001, respectively.

(3)	Includes IRA accounts of $5.2 million, $5.3 million and $7.0 million at December 31, 2003, 2002 and 2001, respectively.

Time Deposits by Rates. The following table sets forth time deposits classified by rates as of the dates indicated.

	At December 31,
	2003	2002	2001
	(Dollars in thousands)
0.30% - 2.00%	$25,341	$12,198	$5,392
2.01% - 4.00%	18,697	32,801	15,309
4.01% - 5.00%	4,032	5,252	15,709
5.01% - 6.00%	996	2,850	24,765
6.01% - 7.00%	439	1,683	20,639
7.01% or greater	—	71	548

Total	$49,505	$54,855	$82,362

The following table sets forth the amount and maturities of time deposits at December 31, 2003.

	Amount Due
Certificate Accounts	Less Than One Year	1 - 2 Years	2 - 3 Years	3 - 4 Years	After 4 Years	Total	Percent of Total
	(Dollars in thousands)
0.30% - 2.00%	$19,416	$5,752	$167	$6	$—	$25,341	51.19%
2.01% - 4.00%	8,524	6,185	375	1,053	2,560	18,697	37.77
4.01% - 5.00%	209	332	231	3,260	—	4,032	8.14
5.01% - 6.00%	250	89	21	636	—	996	2.01
6.01% - 7.00%	26	194	113	106	—	439	0.89

Total	$28,425	$12,552	$907	$5,061	$2,560	$49,505	100.00%

The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Beginning balance	$81,048	$118,664	$131,218

Net decrease before interest credited	(719)	(40,212)	(17,047)
Interest credited	1,293	2,596	4,493

Net increase (decrease) in deposits	574	(37,616)	(12,554)

Ending balance	$81,622	$81,048	$118,664

Borrowings. The following table sets forth certain information regarding borrowings by the Company at the dates and for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$5,732	$5,857	$24,008
Subordinated capital notes, net of discount	6,411	—	—
Other borrowings(1)	1,250	2,000	825

(1)	Credit facilities from third party financial institutions and from directors of the Company.

Item 2.	Description of Property

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2003. The net book value of the Bank’s investment in office, properties and equipment totaled $2.3 million at December 31, 2003. The properties are adequately insured and all in good condition.

Location	County	Year Opened	Building Owned/Leased	Land Owned/Leased	Building Square Footage
Main Office

102 South Court Street Florence, Alabama 35630	Lauderdale	1935	Owned	Owned	62,000

Branch Offices

5287 Highway 72 Killen, Alabama 35645	Lauderdale	1977	Owned	Owned	1,890

1027 Avalon Avenue Muscle Shoals, Alabama 35661	Colbert	1990	Owned	Owned	3,500

Item 3.	Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Company is not involved in any material pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate, are believed by Management to be immaterial to the Company’s financial condition or results of operations. See also, the discussion regarding the MOU and the Order under “Risk Factors — The Company is Restricted From Certain Activities Including Paying Dividends to Stockholders” and “— The Bank Has Entered Into a Consent Order With Regulators which Restricts Its Operations and The Expense of Compliance or Failure to Comply Could Have a Material Adverse Effect on the Company.”

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Effective April 24, 2002, the common stock of First Southern Bancshares, Inc. is listed over-the-counter through the National Daily Quotation System “Pink Sheets,” published by the National Quotation Bureau, Inc. As of March 19, 2004, First Southern Bancshares, Inc. had 1,256,715 shares of common stock outstanding and more than 900 shareholders.

Bancshares’ ability to pay dividend depends primarily upon the Bank’s ability to pay dividends. The Bank’s ability to pay dividends is restricted by regulatory capital requirements, the required maintenance of a liquidation account established by First Federal Savings and Loan Association of Florence (which account was assumed by the Bank), the provisions of the Order, and provisions of the Alabama Banking Code. The Company has discontinued all dividend payments on common stock for the foreseeable future. See “Note 14 to the Consolidated Financial Statements” and “Item 1. Description of Business — Regulation and Supervision of the Company and the Bank — The Bank — Dividends.”

The following table sets forth per share market prices for each quarter during the period January 1, 2002 through and including April 23, 2002 (during which time the Company’s common stock was listed on the Nasdaq

National Market) and bid information (obtained from third party market makers and reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions) for each quarter during the period April 24, 2002 through December 31, 2003 for the Company’s common stock and corresponding quarterly dividends paid per share.

	Year Ended December 31, 2003
	High	Low	Dividend

First quarter	$2.50	$1.25	$—

Second quarter	3.55	1.00	—

Third quarter	3.00	0.90	—

Fourth quarter	2.00	0.90	—

	Year Ended December 31, 2002
	High	Low	Dividend

First quarter	$4.10	$2.12	$—

Second quarter	3.49	1.25	—

Third quarter	1.80	1.00	—

Fourth quarter	2.00	0.55	—

Subsequent to the initial private placement offering of $5.5 million of Notes on September 30, 2003, on October 15, 2003, the Company completed a private placement offering of $1.1 million of Notes due September 30, 2008. The Notes include Warrants and rights to receive additional Warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The offering proceeds included approximately $1.2 million (44,485 shares) of Series A Preferred Stock, including the derivative component, which were tendered in exchange for Notes. As part of the sale of the Notes, the Company initially issued Warrants to purchase 29,568 shares of Company common stock.

The Notes bear interest, payable quarterly, at the fixed rate of 4.5% per annum through September 30, 2005, and thereafter at a floating rate equal to the prime rate. An Interest Payment Fund was established at an independent bank and was initially funded with $71,000 to secure eighteen months of interest payments on the Notes. The principal is due in eight equal quarterly installments beginning on December 31, 2006 with a final maturity of September 30, 2008. The Company may prepay the Notes at any time without penalty. The Warrants are exercisable one year after the date of issue. On the first anniversary date and annually thereafter, subject to the approval of the Company’s stockholders, Warrants to purchase a maximum of 103,488 additional shares of Company common stock may be issued.

No underwriter was used in this transaction. The securities were offered to directors who were holders of the Company’s Series A Preferred Stock, pursuant to an exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

First Southern Bancshares, Inc. (“Bancshares,” when referring to the holding company only) is primarily engaged in the business of directing and planning the activities of its wholly owned subsidiary, First Southern Bank (the “Bank”). Bancshares’ primary asset is comprised of its investment in the Bank. Bancshares and the Bank are collectively referred to herein as the “Company”.

The consolidated operating results of the Company include those of Bancshares and the Bank. All significant inter-company transactions and balances have been eliminated in consolidation. The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and advances from the Federal Home Loan Bank (“FHLB”) and other borrowings. Net earnings are also affected by non-interest income and non-interest expense, such as loan fees, compensation and benefits, building and occupancy expense, and other expenses.

The discussion and analysis included herein covers material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2002, as well as certain material changes in results of operations during the year ended December 31, 2003 as compared to 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

Total assets increased $1.6 million, or 1.8%, from $95.4 million at December 31, 2002 to $97.0 million at December 31, 2003. The increase in total assets was primarily the result of increases of $3.5 million in cash and cash equivalents and $2.0 million in net loans receivable. These increases were partially offset by decreases of $2.8 million in investment securities, $347,000 in income taxes receivable and $301,000 in FHLB stock.

Average earning assets decreased $13.7 million from $100.9 million for the year ended December 31, 2002 to $87.2 million for the year ended December 31, 2003. As a financial institution, the Bank’s primary earning asset is loans. Average accruing loans were $68.1 million for the year ended December 31, 2003 as compared to $73.7 million for the year ended December 31, 2002. Average accruing loans represented 78.1% of average earning assets for the year ended December 31, 2003.

Total liabilities increased $5.3 million from $90.0 million at December 31, 2002 to $95.3 million at December 31, 2003. The increase in total liabilities was primarily the result of increases of $6.4 million in subordinated capital notes and $574,000 in deposits. These increases were partially offset by decreases of $1.8 million in notes payable and the derivative debt instrument.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Financial Condition.

Critical Accounting Policies

The accounting principles followed by the Company and the methods of applying these principles conforms with accounting principles generally accepted in the United States and with general practices followed by the banking industry. Critical accounting policies relate to investments, loans, allowance for loan losses, derivative debt instruments, income taxes and stock-based compensation. These policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in Note 1, “Organization and Summary of Significant Accounting Policies” and Note 9, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements in Exhibit 99(a) of this Annual Report on Form 10-KSB.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2003 of $10.5 million, or 10.8% of total assets, increased from $7.0 million, or 7.4% of total assets, at December 31, 2002. The Bank’s interest bearing balances of cash and cash equivalents increased by $3.6 million during the year ended December 31, 2003, from $2.6 million at December 31, 2002 to $6.2 million at December 31, 2003. Interest bearing balances primarily consist of FHLB overnight account balances.

The changes in the sources and uses of cash related to operating, investing and financing activities are reflected in the Company’s “Consolidated Statement of Cash Flows” in Item 7 hereof.

Investment Securities

Investment securities available for sale decreased $2.8 million from $15.5 million at December 31, 2002 to $12.7 million at December 31, 2003. The $2.8 million decrease was the result of proceeds from sales, calls or maturities of investment securities of $6.2 million and repayments on mortgage-backed securities of $7.0 million. A $185,000 decrease in the net unrealized gain also contributed to the decrease. These decreases in investment securities available for sale were primarily offset by purchases of $10.7 million. The Company recorded net gains of $56,000 on the sale of investment securities available for sale.

Loans

The primary investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama.

As discussed in “Risk Factors,” the Company has had a significant change in operating strategy and Management since January 1, 2001. Primary emphasis was given to problem loan administration during 2001 and 2002. As a result of declining capital ratios, it was Management’s intent to reduce the overall size of the Bank, raise additional capital and bring required capital ratios into compliance with regulatory guidelines. Therefore, the Bank’s loan portfolio decreased significantly from $139.7 at December 31, 2000 to $67.9 million at December 31, 2002. This decrease in net loans receivable includes the September 2002 sale of $9.1 million of loans related to the sale of the assets and transfer of certain liabilities of branch offices located at 2727 Mall Drive, Florence, Alabama and 102 Bank Street, Rogersville, Alabama.

The size of the loan portfolio increased during the year ended December 31, 2003. Net loans increased $1.8 million from $67.9 million at December 31, 2002 to $69.7 million at December 31, 2003. For a table setting forth the information with respect to the composition of the Company’s loan portfolio for the last three years see “Item 1. Description of Business-Lending Activities.”

Total mortgage loans increased $4.5 million, or 8.9%, to $54.6 million at December 31, 2003, from $50.1 million at December 31, 2002. Although the Bank directly originates residential mortgage loans, the majority of these loans have been sold in the secondary mortgage market as they are low, fixed rate, long-term loans. In managing the interest rate risk of the Bank, these loans are generally not desirable for the Bank’s portfolio as compared to adjustable rate residential mortgage loans. The $4.5 million increase in mortgage loans was primarily the result of originations of adjustable rate loans that adjust annually after the first adjustment that is typically between five and seven years. These originations more than offset the increased level of repayments resulting from refinances due to low market interest rates.

The Bank’s combined commercial and consumer loan portfolio decreased $2.9 million, or 13.1%, to $19.4 million at December 31, 2003 from $22.3 million at December 31, 2002 as new loan originations did not offset the increased level of repayments. It is not Management’s intention to curtail lending to the commercial business and consumer market sectors.

As discussed in “Risk Factors,” the Board has hired an Executive Vice President and Senior Lending Officer and the Bank expects to increase loan originations and business development in future periods.

At December 31, 2003, the Company has no significant commitments to originate fixed rate, portfolio loans. The majority of the Bank’s commitments are in the form of unused commercial business and consumer lines of credit, and standby letters of credit as follows (dollars in thousands):

Commitments to extend credit	$1,265
Unused Lines of credit	5,098
Standby letters of credit	240

Non-performing Assets

Non-performing assets include loans classified as non-accrual, loans contractually past due 90 days or more and foreclosed real estate and other repossessed assets. The Company’s policy is to classify loans as non-accrual and stop accruing interest when a loan is 90 days delinquent as to principal or interest unless collection of both is assured by collateral, guarantees or other security. Non-accruing loans are reviewed for impairment, and the Company has identified impaired loans based on the loan’s estimated net realizable value and provided for possible loan loss allowances as discussed in “Allowance for Loan Losses” and Comparison of Operating Results for the Years Ended December 31, 2003 and 2002-Provision for Loan Losses” below.

Accruing loans contractually past due 90 days or more are primarily comprised of residential mortgage loans. The collateral on such loans is generally based on 75% to 90% of appraised or estimated fair value, and collection efforts are ongoing. Management participates in the monitoring of these loans and at such time as full collection of principal and interest is in doubt, the loans are classified as non-accrual and evaluated for impairment.

The following table sets forth non-performing assets at the dates indicated:

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis: (1)
Real estate:
1-4 unit residential	$637	$1,076	$1,689	$471	$—
Farmland	—	17	—	207	—
Commercial	800	1,978	3,542	747	—
Construction and land development loans	786	1,825	3,089	—	—
Commercial business	1,366	1,896	3,796	866	683
Consumer	175	49	102	96	—

Total	3,764	6,841	12,218	2,387	683

Accruing loans which are contractually past due 90 days or more:
Real estate:
1-4 unit residential	239	418	772	1,377	952
Commercial	—	17	315	—	59
Construction and land development loans	—	—	—	—	—
Commercial business	—	—	306	—	398
Consumer	6	100	2	23	158

Total	245	535	1,395	1,400	1,567

Total of nonaccrual and 90 days past due loans	4,009	7,376	13,613	3,787	2,250
Foreclosed real estate and other assets	614	697	1,234	1,070	918

Total non-performing assets	$4,623	$8,073	$14,847	$4,857	$3,168

Total of nonaccrual and 90 days past due loans to net loans	5.76%	10.90%	15.06%	2.71%	1.44%
Total of nonaccrual and 90 days past due loans to total assets	4.13%	7.74%	10.37%	2.26%	1.26%
Total nonperforming assets to total assets	4.76%	8.47%	11.31%	2.90%	1.77%

(1)	At the dates indicated, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15. At December 31, 2003, the Bank had impaired loans within the meaning of SFAS No. 114 amounting to $3.8 million. With regard to nonaccrual, restructured and impaired loans, the gross interest income that would have been recorded in the year ended December 31, 2003, if the loans had been current in accordance with their terms and had been both outstanding during the year or since origination, if held for part of the period is estimated by Management to be $321,000. The amount of interest income on those loans that was included in net income for the period is $160,000.

Total non-performing assets decreased $3.5 million, or 42.7%, during the year ended December 31, 2003, from $8.1 million at December 31, 2002 to $4.6 million at December 31, 2003. The decrease is primarily the result of a $3.1 million decrease in non-accrual loans, a $290,000 decrease in accruing loans that are contractually past due 90 days or more, and a $83,000 decrease in foreclosed real estate and other assets.

Non-accrual loans decreased $3.1 million, or 45.0%, during the year ended December 31, 2003, from $6.8 million at December 31, 2002 to $3.8 million at December 31, 2003. The net decrease in non-accrual loans was the result of $1.2 million in impaired loans being paid off during the year. Additionally, $1.3 million in loans were returned to accruing status as a result of their consistent performance. There were three commercial properties totaling $1.1 million and five residential properties totaling $732,000 that were transferred to foreclosed real estate during the year. Payments on non-accrual loans totaled $419,000, while charge-offs totaled $484,000. Non-accrual loans that were repaid through collateral liquidation totaled $187,000. Offsetting the decreases previously mentioned, loans totaling $2.3 million were transferred to non-accrual status during 2003.

Accruing loans that are contractually past due 90 days or more decreased $290,000, or 54.2%, during the year ended December 31, 2003, from $535,000 at December 31, 2002 to $245,000 at December 31, 2003. Foreclosed real estate decreased $83,000 during the year ended December 31, 2003 from $697,000 at December 31, 2002 to $613,000 at December 31, 2003. At December 31, 2003, the Company’s other repossessed assets totaled $1,000. At December 31, 2002, the Company did not have any other repossessed assets.

Included in non-performing assets are $3.8 million of impaired loans at December 31, 2003 compared to $6.8 million at December 31, 2002. There was approximately $945,000 and $1.3 million in the allowance for loan losses specifically allocated to impaired loans at December 31, 2003 and December 31, 2002, respectively.

Allowance for Loan Losses

When determining the adequacy of the allowance for loan losses, management primarily considers the regulatory and Company classification of assets together with changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses decreased $1.3 million during the year ended December 31, 2003 to $2.9 million at December 31, 2003 from $4.2 million at December 31, 2002. The allowance for loan losses represented 4.1% and 6.2% of net loans receivable at December 31, 2003 and December 31, 2002, respectively. (See further discussion in “Provision for Loan Losses” below and Note 4 to the Company’s Consolidated Financial Statements.)

In the opinion of management, the allowance for loan losses was adequate at December 31, 2003, to provide for potential loan losses in the loan portfolio at that date. While management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase or decrease the allowance in the future. Increases could have a material adverse affect on the Bank’s financial condition and results of operations. Losses ultimately confirmed will vary from original estimates, and adjustments, as necessary, will be made in the period in which these factors and other considerations become known.

For a table setting forth the information with respect to the Company’s allowance for loan losses for the last five years see “Item 1. Description of Business-Lending Activities.”

Deposits, FHLB Advances and Other Notes Payable

Deposit balances increased $574,000, or 0.7%, from $81.0 million at December 31, 2002 to $81.6 million at December 31, 2003. The increase in deposit balances results from a $4.3 million, or 103.0%, increase in noninterest-bearing deposit accounts from $4.3 million at December 31, 2002 to $8.6 million at December 31, 2003. The increase in noninterest-bearing deposit accounts was offset by a $3.8 million, or 5.0%, decrease in interest-bearing deposit accounts. Interest-bearing deposit accounts decreased from $76.8 million at December 31, 2002 to $73.0 million at December 31, 2003 as the result of more conservative pricing.

At December 31, 2003, savings certificates amounted to $49.5 million, or 60.7% of the Company’s total deposits, including $28.4 million that were scheduled to mature by December 31, 2004. Management of the Company believes it has adequate resources to fund all commitments with savings deposits, available FHLB overnight account funds and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company’s borrowings from the FHLB were $5.7 million at both December 31, 2002 and December 31, 2003. Notes payable to banks of $750,000 at December 31, 2002 were paid in full during the year ended December 31, 2003. Notes payable to directors decreased $250,000, or 20.0%, from $1.3 million at December 31, 2002 to $1.0 million at December 31, 2003. The Company used proceeds from the issuance of Subordinated Capital Notes to payoff notes payable to banks and to reduce notes payable to directors. (See further discussion in “Subordinated Capital Notes” below.)

Subordinated Capital Notes

During 2003, the Company issued $6.6 million in Subordinated Capital Notes (the “Notes”) for cash and/or in exchange for redeemable preferred stock. The total cash proceeds of $3.1 million were used to establish an Interest Payment Fund, replenish any cash used to pay the cash consideration in a preferred stock exchange discussed in Note 11 to the Consolidated Financial Statements, pay the balance of a $750,000 note payable to an independent bank, pay the balance of $250,000 in notes payable to five directors, and for other general corporate purposes, including the repurchase for cash of shares of Series A and Series B preferred stock. (See further discussion in “Redeemable Preferred Stock and Derivative Debt Instrument” below.)

The Notes bear interest, payable quarterly, at a fixed rate of 4.5% per annum through September 30, 2005, and thereafter at a floating rate equal to the prime rate. The Notes mature in eight equal quarterly principal installments beginning December 30, 2006, with a final maturity of September 30, 2008. The Company may repay the Notes at any time without a penalty. The Company initially issued warrants to purchase 184,912 shares of common stock at $.01 per share related to the Notes. The warrants are exercisable one year after the date of issuance and expire in three years. The fair value of the warrants of $203,000 was recorded as a reduction to the subordinated capital notes in the liabilities section and credited to common stock warrants in the stockholders’ equity section of the Consolidated Statement of Financial Condition. The discount will be amortized over the life of the Notes through a monthly charge to interest expense. As of December 31, 2003, no warrants have been exercised. Additional warrants to purchase up to a maximum of 154,056 shares of the Company’s common stock are issuable on the first anniversary date of issue, assuming the Notes remain outstanding. Annually thereafter, subject to the approval of the Company’s stockholders, warrants to purchase a maximum of 385,000 additional shares of Company stock may be issued.

The borrowing ability of Bancshares (but not the Bank) is restricted under the MOU. See “Risk Factors-The Company Is Restricted From Certain Activities Including Paying Dividends to Stockholders.”

Redeemable Preferred Stock and Derivative Debt Instrument

During 2001, the Company issued 160,350 shares of its 250,000 authorized shares of Series A redeemable, cumulative preferred stock (the “Series A preferred”) for net proceeds of $3.5 million. Prior to August 1, 2006, the Series A preferred carries a cumulative 4% annual dividend ($0.88 per share), payable semi-annually (in March and September), if declared, in cash or, at the option of the holder, in shares of common stock valued at 85% of the defined book value as of the prior quarter end, subject to certain limitations. After July 31, 2006, the annual dividend increases to $5.928 per share. In the event the Company’s defined book value is not equal to or greater than $9.88 per adjusted share on July 31, 2006, then each holder of the Series A preferred shall be entitled to an incentive payment equal to four times the difference between the defined book value and $9.88 per adjusted share up to a maximum total incentive payment of $8.00 per share. After five years, the Company may call the shares at any time and, after seven years, the holders may annually put to the Company up to 25% of the shares purchased in this offering, at a price equal to all accrued unpaid dividends plus the higher of $22.00 per share or four times the defined book value per adjusted share (based on equivalent common shares).

The incentive payment on the Series A preferred is indexed to the Company’s common stock but is not clearly and closely related to the economic characteristics and risks of the Series A preferred (the “host contract”) and requires settlement in cash or common stock at the option of the holder. Thus, the incentive payment qualifies as an “embedded derivative” within the host contract. In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the incentive payment on the Series A preferred has been accounted for as a separate derivative liability on the statement of financial condition of the Company’s Consolidated Financial Statements and is measured at fair value. The change in fair value is recognized currently in the statement of operations as Change in Fair Value of Derivative Debt Instrument. For the years ended December 31, 2003 and 2002, the Company recognized charges of $61,000 and $68,000, respectively, on this instrument.

During 2001, the Company also issued 47,775 shares of its 56,000 authorized shares of Series B redeemable, cumulative preferred stock (the “Series B preferred”), for net proceeds of $1.0 million. The Series B preferred carried a cumulative 6% annual dividend ($1.32 per share, increasing to $3.36 per share, after three years), payable semi-annually (in March and September), if declared, in cash or, at the option of the holder, in shares of common stock valued at 85% of the defined book value as of the prior quarter end, subject to certain limitations. Each share of preferred stock was convertible at any time, at the option of the holder, into four shares of common stock. After three years, the issuer could have called the shares at any time, and the holders could have annually put to the Company for redemption up to 50% of the shares purchased in the offering, at a price of $26.85 per share plus all accrued unpaid dividends.

Because of the mandatory redemption premium and cumulative dividend features of the Series A and Series B preferred stocks, the Company is accreting the applicable redemption premiums utilizing the interest method over the minimum holding period, and is also accruing the cumulative dividends for each Series as earned. No dividends have been declared or paid since the issuance of the Series A and Series B preferred stocks due to the capital and dividend restrictions of the MOU. For the years ended December 31, 2003 and 2002, the Company provided $339,000 and $411,000, respectively, for the applicable accretion and dividends earned by a charge to retained earnings and corresponding increases to the respective carrying values of the Series A and Series B preferred stocks.

During 2003, the Company redeemed 110,395 shares of the Series A preferred stock for $2.6 million in Notes and $57,000 in cash, and 39,092 shares if the Series B preferred stock for $902,000 in Notes and $61,000 in cash. These exchanges resulted in a net gain on the extinguishment of derivative debt instrument of $61,000 and a net gain of the exchange of subordinated capital notes for preferred stock of $312,000.

The Company also repurchased 20,409 shares of the Series A preferred stock for $488,000 in cash and 8,683 shares of the Series B preferred stock for $216,000 in cash, $54,000 payable in January 2004. These repurchases resulted in a net gain on the extinguishment of derivative debt instrument of $12,000 and a net gain on the repurchase of preferred stock of $66,000.

At December 31, 2003, 29,546 shares of the Series A preferred stock remain outstanding. All shares of the Series B preferred stock were exchanged for Notes or repurchased during 2003.

Stockholders’ Equity

Stockholders’ equity decreased $87,000 from December 31, 2002 to December 31, 2003. The decrease in stockholders’ equity was primarily the result of the $144,000 operating loss for the year ended December 31, 2003, a non-cash charge to retained earnings of $339,000 to record the accretion of redeemable preferred stock, including cumulative but unpaid dividends, and a net decrease of $185,000 in the unrealized gain on securities available for sale. These decreases were partially offset by the issuance of the common stock warrants totaling $203,000 related to the issuance of the Notes discussed above. Net gains on the exchange of subordinated capital notes for preferred stock of $312,000 and net gains on the repurchase of preferred stock of $66,000 also offset the decreases in stockholders’ equity through direct credits to additional paid-in capital.

Capital is the primary tool used by regulators to monitor the financial health of insured banks. The Federal Reserve Board and the Federal Deposit Insurance Corporation have historically had similar capital adequacy guidelines involving minimum leverage capital and risk-based capital requirements. Under the Federal Reserve Board’s regulations, Bancshares’ capital compliance is evaluated on a bank-only basis because Bancshares has total consolidated assets of less than $150 million. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Based on the risk-based capital rules and definitions prescribed by the banking regulators, should an institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions.

At December 31, 2003, the Bank’s regulatory capital ratios were as follows:

	Amount	Percentage of Adjusted Total Assets
	(Dollars in thousands)
First Southern Bank:
Total capital (to risk-weighted assets)	$8,953	13.66%
To be well capitalized under the FDICIA prompt corrective action provisions	6,554	10.00

Excess	$2,399	3.66%

Tier 1 Capital (to risk-weighted assets)	$8,108	12.37
To be well capitalized under the FDICIA prompt corrective action provisions	3,933	6.00

Excess	$4,175	6.37%

Tier 1 Capital (to average assets)	$8,108	8.33%
To be well capitalized under the FDICIA prompt corrective action provisions	4,869	5.00

Excess	$3,239	3.33%

To be well capitalized, the Bank must maintain the capital ratios as set forth in the preceding table and not be subject to a capital order. As of December 31, 2003, the Bank would have been categorized as “well capitalized” under applicable regulatory guidelines but for the Order as previously discussed. However, as of

December 31, 2003, the Bank is in compliance with the Order’s requirement of Tier 1 capital equal to or in excess of 7.00% and meets the minimum risk-based standards.

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

Additionally, Bancshares requires cash for various operating needs including debt service and general corporate expenses. The primary source of liquidity for Bancshares is borrowings from various sources and dividends from the Bank. As discussed in “Risk Factors” section, the Bank is restricted from paying any dividends to Bancshares without prior written consent from the Regulators under terms of the Order. Additionally, Bancshares is restricted from borrowing without special regulatory approval under terms of the MOU. As a result, liquidity at the holding company level could become insufficient to support Bancshares’ need for funds. During the year ended December 31, 2003, the Bank received written consent from the Regulators and paid a $250,000 dividend to Bancshares.

The Bank’s FHLB credit availability program, which has a credit limit of 10% of the Bank’s assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB. Credit availability is limited to 75% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral. FHLB deposits may also secure FHLB borrowings. The requirement to pledge qualifying mortgages or investment securities for any additional borrowings from the FHLB limits the Bank’s short-term liquidity. The Bank’s liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings. At December 31, 2003, the Bank has pledged investment securities with a market value of $5.9 million to the FHLB to collateralize outstanding advances of $5.7 million. Additionally, first mortgage loans with an aggregate unpaid principal balance of $5.2 million were pledged to secure the Bank’s obligations under its correspondent banking services with the FHLB.

At December 31, 2003, the Bank has pledged securities with a market value of $327,000 to the State of Alabama to secure public deposits.

The Company’s liquid assets, excluding pledged securities, increased from $15.6 million, or 16.5% of total assets, at December 31, 2002 to $17.0 million, or 17.5% of total assets, at December 31, 2003. It is Management’s policy to maintain sufficient liquid assets to cover all foreseeable demands on cash.

In addition to the liquidity issues discussed above, as an insured institution as described in the Federal Deposit Insurance Act, the Bank is required to maintain “cash reserves” under guidelines established by the Federal Reserve. Depository institutions, as defined by the Federal Reserve, are required to maintain cash reserves for the purpose of facilitating the implementation of monetary policy of the Federal Reserve System. At December 31, 2003, the Bank’s qualifying funds of $706,000 exceeded the required reserve of $108,000.

COMPARISON OF OPERATING RESULTS FOR THE

YEARS ENDED DECEMBER 31, 2003 AND 2002

General

Consolidated net loss before the effects of redeemable preferred stock for the year ended December 31, 2003 was $144,000 as compared to a consolidated net income before the effects of redeemable preferred stock of $222,000 for the year ended December 31, 2002. Consolidated net loss applicable to common shareholders for the year ended December 31, 2003 was $105,000 as compared to a net loss of $189,000 for the year ended December 31, 2002. Basic and diluted loss per common share for the year ended December 31, 2003 was $0.08 and $0.10, respectively, as compared to a basic and diluted loss per common share of $0.15 for the year ended December 31, 2002.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Operations.

Net Interest Income

Net interest income for the year ended December 31, 2003 was $2.9 million, a decrease of $182,000, or 5.8%, compared to $3.1 million for the year ended December 31, 2002. The decrease in interest income on earning assets of $1.5 million exceeded the $1.3 million decrease in interest expense on deposits and borrowings for the period.

The net interest margin increased from 3.09% for the year ended December 31, 2002 to 3.36% for the comparable period in 2003.

Interest Income

Interest income for the year ended December 31, 2003 was $5.0 million as compared to $6.5 million for the year ended December 31, 2002, representing a decrease of $1.5 million, or 23.3%. The decrease was primarily attributable to the $13.7 million, or 13.5%, decrease in average interest-earning assets from $100.9 million for the year ended December 31, 2002 to $87.2 million for the comparable period in 2003. The decrease in average earning assets in the 2003 period was primarily due to the Bank’s sale of two branches in September 2002. Also contributing to the decrease in interest income was a decrease in the average yield on interest-earning assets from 6.45% for the year ended December 31, 2002 to 5.72% for the year ended December 31, 2003. The lower yield is primarily the result of lower market interest rates attributable to rate reductions by the Federal Reserve Bank.

Interest on loans receivable decreased $1.0 million, or 18.5%, from $5.5 million for the year ended December 31, 2002 to $4.5 million for the comparable period in 2003. The decrease is primarily due to the $5.6 million, or 7.7%, decrease in the average balance of total accruing loans from $73.7 million for the year ended December 31, 2002 to $68.1 million for the year ended December 31, 2003. The decrease in the average balance of accruing loans in the 2003 period was primarily attributable to loans sold in the disposition of the two branches in September 2002. The average yield on total accruing loans decreased from 7.49% for the year ended December 31, 2002 to 6.61% for the comparable period in 2003.

Interest on investment securities decreased $285,000, or 40.4%, from $706,000 for the year ended December 31, 2002 to $421,000 for the year ended December 31, 2003. The decrease is primarily the result of lower investment yields and the adjusting of the book premiums on certain mortgage-backed securities whose principal prepayments had exceeded original projections. The average yield on investment securities decreased from 4.87% for the year ended December 31, 2002 to 2.99% for the comparable period in 2003.

Other interest income includes earnings on the overnight account at the FHLB of Atlanta and FHLB stock dividends. The $207,000 decrease in other interest income from $276,000 for the year ended December 31, 2002 to $69,000 for the year ended December 31, 2003 is due primarily to decreases in FHLB overnight balances and FHLB stock balances. The average balance of FHLB overnight account balances and other interest-bearing deposits decreased $5.5 million, or 54.4%, from $10.0 million for the year ended December 31, 2002 to $4.5 million for the comparable period in 2003. The average yield on FHLB overnight account balances and other interest-bearing deposits decreased from 1.73% to 1.08% during the same periods, respectively. The average FHLB stock balance decreased as a result of redemptions by the FHLB from $1.6 million for the year ended December 31, 2002 to $505,000 for year ended December 31, 2003. The average yield on FHLB stock balances decreased from 5.35% to 3.96% during the same periods, respectively.

Interest Expense

Interest expense for the year ended December 31, 2003 was $2.1 million compared to $3.4 million for the year ended December 31, 2002, representing a decrease of $1.3 million, or 39.3%.

Interest on deposits decreased $1.3 million, or 47.2%, from $2.9 million for the year ended December 31, 2002 to $1.6 million for the comparable period in 2003. The average balance of interest-bearing deposits decreased $21.4 million, or 22.2%, from $96.4 million for the year ended December 31, 2002 to $75.0 million for the year ended December 31, 2003, primarily as the result of the sale of two branches in September 2002 and a higher mix of non-interest bearing demand accounts. The average cost of interest-bearing deposits decreased from 3.05% to 2.07% during the same periods, respectively.

Interest expense on FHLB advances decreased $4,000 from $333,000 for the year ended December 31, 2002 to $329,000 for the year ended December 31, 2003. The average balance and cost of FHLB advances decreased slightly in 2003.

Interest expense on notes payable to banks decreased $16,000 from $50,000 for the year ended December 31, 2002 to $34,000 for the year ended December 31, 2003. The average balance of notes payable to banks decreased from $750,000 for the year ended December 31, 2002 to $560,000 for the year ended December 31, 2003 as a result of the note being paid in full on September 30, 2003. The average cost of notes payable to banks decreased from 6.67% for the year ended December 31, 2002 to 6.07% for the comparable period in 2003 as a result of lower prime interest rates attributable to rate reductions by the Federal Reserve Bank.

Interest expense on notes payable to directors decreased $7,000 from $70,000 for the year ended December 31, 2002 to $63,000 for the year ended December 31, 2003. The average balance of notes payable to directors increased from $1.1 million for the year ended December 31, 2002 to $1.2 million for the comparable period in 2003. The average cost of notes payable to directors decreased from 6.53% for the year ended December 31, 2002 to 5.32% for the same period in 2003. The interest expense for the 2002 period includes $8,000 for the fair value of warrants issued during the period.

Interest expense on subordinated capital notes was $82,000 for the year ended December 31, 2003. There were no Notes outstanding during 2002. The average balance and average cost of subordinated capital notes were $1.6 million and 5.22%, respectively, for the year ended December 31, 2003. The interest expense for the 2003 period includes $10,000 for the amortization of discounts. For further discussion see “Subordinated Capital Notes, Derivative Debt Instrument and Redeemable Preferred Stock” above.

Provision for Loan Losses

The provision for loan losses is the cost of providing for anticipated future losses on loans. The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, Management’s and the Regulators’ assessment of loan portfolio quality, the value of collateral and general economic factors. See further discussion in Note 4 to the Company’s Consolidated Financial Statements.

The identification of problem loans within the Bank’s portfolio began with an internal investigation starting in the third quarter of 2000. Classified assets, as defined by the Regulators, have decreased from $15.5 million, or 16.3% of total assets at December 31, 2002 to $7.3 million, or 7.5% of total assets at December 31, 2003. Management continues to address the significant amount of problem loans. Although the Board and Management believe that the most significant problems have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status.

For a table setting forth the information with respect to the Company’s allowance for loan losses for the last five years see “Item 1. Description of Business-Lending Activities.”

Management recorded a reduction of the provision for loan losses of $288,000 for the year ended December 31, 2003 as compared to a provision for loan losses of $633,000 for the year ended December 31, 2002. The $288,000 reduction of the provision for loan losses for the year ended December 31, 2003 is directly attributable to the significant decrease in adversely classified assets and the decrease in net charge-offs. Net charge-offs decreased from $2.1 million for the year ended December 31, 2002 to $1.0 million for the comparable period in 2003.

Non-Interest Income

Non-interest income decreased $1.6 million from $2.5 million for the year ended December 31, 2002 to $812,000 for the year ended December 31, 2003. The decrease in non-interest income was primarily attributable to the gains realized in the sale of the assets and the transfer of certain liabilities of two branch offices in September 2002. The sale resulted in a premium on the transfer of deposits of $1.4 million, a net gain on the sale of premises and equipment of $255,000 and a net gain from the sale of loans of $10,000. These decreases were partially offset by a gain on the extinguishment of derivative debt instruments of $73,000 recorded during the year ended December 31, 2003 related to the exchange of subordinated capital notes for redeemable preferred stock and the repurchase of redeemable preferred stock during the period.

Non-Interest Expense

Non-interest expense decreased $817,000, or 16.4%, from $5.0 million for the year ended December 31, 2002 to $4.2 million for the year ended December 31, 2003. The decrease in non-interest expense was primarily attributable to a decrease in compensation and employee benefits of $317,000. Compensation and employee benefits decreased from $2.4 million for the year ended December 31, 2002 to $2.1 million for the comparable period in 2003. A reduced employee base primarily associated with the sale of two branches in September 2002 resulted in the decrease in compensation and employee benefits during the year ended December 31, 2003. A provision for severance benefits for terminated employees during the year ended December 31, 2002 of $146,000 also contributed to the decrease. Other decreases in operating expenses were across the board. Professional fees decreased $253,000, or 37.8%, from $670,000 for the year ended December 31, 2002 to $417,000 for the same period in 2003. Building and occupancy expense decreased $90,000 from $542,000 for the year ended December 31, 2002 to $452,000 for the same period in 2003. FDIC insurance expense decreased $100,000 from $250,000 for the year ended December 31, 2002 to $150,000 for the same period in 2003. Decreases in building and occupancy expense and FDIC insurance expense are primarily attributable to the sale of the assets and the transfer of certain liabilities of two branch offices in September 2002.

Income Taxes

The Company recorded an income tax expense of $5,000 for the year ended December 31, 2003 as compared to an income tax benefit of $272,000 for the year ended December 31, 2002. The $5,000 expense in the 2003 period represents an adjustment to the 2002 carryback claim previously estimated. No tax liability is due for the 2003 period. The 2002 benefit of $272,000 on a pre-tax loss of $50,000 reflects the effect of permanent book/tax differences and the exclusion of the effect of deferred items on the income tax provision for the period. The income tax benefit for the year ended December 31, 2002, reflects the Federal loss carryback benefit available from 1999 for the 2002 loss for tax purposes. A 100% valuation allowance for all of the Company’s deferred tax assets was in place during both periods and remains in place as of December 31, 2003.

Cumulative Dividend Arrearage and Premium Accretion on Preferred Stock

The Company recorded $339,000 and $411,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding for the year ended December 31, 2003 and the year ended December 31, 2002, respectively. The $339,000 charge to retained earnings for the year ended December 31, 2003 included cumulative but unpaid dividends of $165,000 and premium accretion of $174,000. During the year ended December 31, 2003, the Company realized a net gain of $312,000 on the exchange of subordinated capital notes for preferred stock and a net gain of $66,000 on the repurchase of preferred stock. These gains were credited to additional paid-in capital.

Off-Balance-Sheet Arrangements

For a discussion on the Company’s off-balance-sheet arrangements, see Note 12 to the Company’s Consolidated Financial Statements.

Item 7.	Financial Statements

The consolidated financial statements are incorporated by reference into this Form 10-KSB from the following pages of Exhibit 99(a) of this Form 10-KSB. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes.

Independent Auditors’ Report of Kraft Bros., Esstman, Patton & Harrell, PLLC

Consolidated Statements of Financial Condition, December 31, 2003 and 2002

Consolidated Statements of Operations For the Years Ended December 31, 2003 and 2002

Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows For the Years Ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure that have not been previously reported by the Company.

Item 8A.	Controls and Procedures

The Company’s Management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s Management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

The Company’s Board of Directors consists of six members. Three directors are independent, one director is a member of Management and two directors have relationships with the Company, which preclude them from being considered independent. The Board is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year. Unless otherwise stated, the directors have held their current occupations for the last five years. The age indicated in each director’s biography is as of December 31, 2003. The indicated period for service as a director includes service as a director of the Bank.

The following directors have terms expiring at the annual meeting in 2004:

J. Acker Rogers, Chairman of the Board, served as Acting President and Acting Chief Executive Officer of the Company and the Bank following the retirement of Charles L. Frederick, Jr. and prior to the election of Robert C. Redd to these positions in 2001. Mr. Rogers is the owner and president of a general insurance agency. Age 57. Director since 1991.

Steve McKinney is the president of a fastener distribution company. Age 48. Director since 1998.

The following directors have terms expiring at the annual meeting in 2005:

B. Jack Johnson was elected Executive Vice President and Senior Lending Officer of the Company and the Bank in 2001. Prior to joining First Southern, Mr. Johnson had been Vice President of Sun Trust Bank. Mr. Johnson served in various Management and commercial lending positions at Sun Trust Bank from 1977 to 2001. Mr. Johnson became President and Chief Executive Officer and a director of the Company and the Bank in April, 2002. Age 52.

S. Greg Beadle is the president of an electric supply company. Age 53. Director since 1998.

The following directors have terms expiring at the annual meeting in 2006:

James E. Bishop is owner and president of an automobile and truck dealership. Age 55. Director since 1991.

Robert Walker is a shareholder in the firm of Baker, Donelson, Bearman, Caldwell & Berkowitz, P.C. Age 60. Director since 2001.

Executive Officers

Certain executive officers of the Bank also serve as executive officers of the Company. The day-to-day Management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank. The age indicated in each executive officer’s biography is as of December 31, 2003. The executive officers of the Company currently are as follows:

B. Jack Johnson was elected Chief Executive Officer, President and a director of the Company and the Bank on April 2, 2002. Prior to April 2, 2002, Mr. Johnson was Executive Vice President and Senior Lending Officer of the Bank since May 2001. Prior to joining the Company, Mr. Johnson had been a Vice President of SunTrust Bank since 1995. Mr. Johnson served in various Management and commercial lending positions at SunTrust Bank from 1977 to 2001. Age 52. Director since 2002.

Roderick V. Schlosser was appointed Executive Vice President and Chief Financial Officer of the Company effective July 1, 2002. From April 15, 2002 to June 30, 2002, Mr. Schlosser served as Chief Financial Officer of the Company and the Bank in a consulting capacity. Mr. Schlosser is a certified public accountant who was with Secor Bank in Birmingham, Alabama from 1984 to 1991 during which time he served in various positions, including Executive Vice President and Chief Financial Officer. Mr. Schlosser worked for Martin Industries in Florence, Alabama from 1992 until 2001 and was promoted to Chief Financial Officer during his tenure. Mr. Schlosser served in a consulting capacity as Chief Financial Officer of Heritage Bank in Decatur, Alabama from 2001 until 2002. Age 48.

Dennis W. Morgan was appointed Executive Vice President and Senior Lending Officer of the Company and the Bank in 2002. Mr. Morgan has served in various commercial banking positions over the past 21 years with the local division of SunTrust Bank, the successor to the First National Bank of Florence. Most recently, Mr. Morgan served as a Senior Vice President of SunTrust since 1996. Age 45.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with the applicable reporting requirements for transactions in the Company’s common stock during the fiscal year ended December 31, 2003 except for transactions on Forms 4 for Messrs. Beadle, Bishop, Johnson, Rogers and Walker were not reported on a timely basis due to administrative error.

Disclosure of Financial Expert

The Board of Directors has determined that the audit committee does not have an audit committee financial expert as that term is defined under the rules of the SEC. The Board of Directors has retained the services of an advisory director whom it believes qualifies as a financial expert under the rules of the SEC and who may assist the audit committee if necessary.

Disclosure of Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors, executive officers and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code.

As a mechanism to encourage compliance with the Code of Ethics and Business Conduct, the Company has established procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The Code of Ethics and Business Conduct also prohibits the Company from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code.

A copy of the Company’s Code of Ethics and Business Conduct is available to any person without charge, upon request. To receive a copy of the Company’s Code of Ethics and Business Conduct, please submit your written request to Corporate Secretary, First Southern Bancshares, Inc., 102 South Court Street, Florence, Alabama 35630.

Item 10.	Executive Compensation

Non-employee directors and an advisory director, appointed in January 2004, of the Company receive a quarterly retainer of $550. Non-employee directors of the Bank, who also serve as directors of the Company, receive a fee of $750 per month except for the Chairman of the Board who receives a fee of $850 per month. Non-employee directors receive an additional $100 for committee meetings.

Executive Compensation

Summary Compensation Table. The following information is furnished for the Company’s chief executive officer and other executive officers of the Company or its subsidiaries who received salary and bonus of $100,000 or more during the year ended December 31, 2003.

	Year	Annual Compensation				Long Term Compensation
Name and Principal Position		Salary		Bonus		Restricted Stock Awards			Stock Options		All Other Compensation

B. Jack Johnson President and Chief Executive Officer	2003 2002 2001	$100,000 95,962 57,353	(5)	$7,000 10,000 —		$	— 50,000 —	(2)	— 25,000 10,000	(3) (6)	$14,883 9,666 1,962	(1) (4) (7)

Dennis W. Morgan Executive Vice President and Senior Lending Officer	2003 2002	$97,500 64,421		$5,000 9,353	(8)	$	— 47,000	(2)	— 25,000	(3)	$15,396 7,560	(1) (4)

Roderick V. Schlosser Executive Vice President and Chief Financial Officer	2003 2002	$97,500 45,433		$5,000 5,000	(8)	$	— 31,250	(2)	— 25,000	(3)	$13,185 24,748	(1) (9)

(1)	Includes the Bank’s matching contribution to the Bank’s 401(k) Plan, the fair value of the personal use of a Bank-leased automobile and the 2003 reimbursement for the personal tax consequences of the 2002 personal use of the Bank-leased automobile. The individual value of each of these benefits does not exceed 10% of the executive’s compensation for 2003.

(2)	As part of their employment agreements, Messrs. Johnson, Morgan and Schlosser each received restricted stock awards that vest only if the price of the Company’s common stock achieves and maintains certain financial thresholds. The values reflected represent the number of shares awarded multiplied by the last known price of the Company’s common stock on the effective date of the awards.

(3)	Messrs. Johnson, Morgan and Schlosser were each granted options to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.00 per share. Mr. Johnson’s options vest in equal annual installments over a four-year period commencing on May 1, 2003 and ending on May 1, 2006. Messrs Morgan’s and Schlosser’s options vest in equal installments over a five-year period commencing May 1, 2003 and June 25, 2003, respectively, and ending on May 1, 2007 and June 25, 2007, respectively. These options expire on their respective anniversary dates in 2009.

(4)	Includes the Bank’s matching contribution to the Bank’s 401(k) Plan and the fair value of the personal use of a Bank-leased automobile. The individual value of each of these benefits does not exceed 10% of the executive’s compensation for 2002.

(5)	Includes $2,176 received for unused sick leave.

(6)	Mr. Johnson was granted options to purchase 10,000 shares of the Company’s common stock at an exercise price of $6.31 per share. Mr. Johnson forfeited these options in 2003.

(7)	Represents the Bank’s matching contribution to the Bank’s 401(k) Plan.

(8)	Represents a signing bonus earned upon execution of the executive’s employment agreement.

(9)	Includes compensation of $20,000 received from April 15, 2002, through June 30, 2002, while performing services in a consulting capacity, the Bank’s matching contribution to the Bank’s 401(k) Plan of $2,183 and the fair value of the personal use of a Bank-leased automobile of $2,565.

Option Exercise/Value Table. The following information is provided for Messrs. Johnson, Morgan and Schlosser for the fiscal year ended December 31, 2003.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the -Money Options at Fiscal Year-End (1)
Name	Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
B. Jack Johnson	$—	$—	6,250	18,750	$—	$—
Dennis W. Morgan	—	—	5,000	20,000	—	—
Roderick V. Schlosser	—	—	5,000	20,000	—	—

(1)	As of December 31, 2003, all outstanding options were out-of-the money. The exercise price of $2.00 per share exceeded the market price of the stock.

Employment Agreement and Stock Option Agreement with B. Jack Johnson. The Bank entered into an employment agreement with Mr. Johnson effective April 23, 2001, under which Mr. Johnson served as the Bank’s Executive Vice President and Senior Credit Officer. Effective April 1, 2002, both the Company and the Bank appointed Mr. Johnson as President and Chief Executive Officer and his employment agreement was amended accordingly. The amended agreement provides for a three-year term of employment with an annual base salary of $100,000 and provides for a cash bonus of up to 50% of his base salary based upon the board’s review of Mr. Johnson’s performance.

The employment agreement provides for, among other things, Mr. Johnson’s participation in employee benefit plans and provides for Mr. Johnson to receive an incentive stock bonus award of 25,000 shares of the Company’s common stock if the reported closing price of the Company’s stock is at least $6.00 per share for ten consecutive trading days between April 1, 2005 and April 1, 2007. Mr. Johnson is also entitled to the use of an automobile and other fringe benefits provided to similarly situated executive officers.

The Company also entered into a stock option agreement with Mr. Johnson pursuant to which Mr. Johnson was granted incentive stock options to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The options vest in equal annual installments over a four-year period commencing on May 1, 2003 and ending on May 1, 2006. The options expire on May 1, 2009.

Employment Agreement and Stock Option Agreement with Dennis W. Morgan. The Bank entered into an employment agreement with Mr. Morgan effective April 23, 2002, under which Mr. Morgan agreed to serve the Bank as Executive Vice President and Senior Lending Officer for a three-year term with an annual base salary of $95,000, increasing to $97,500 on October 23, 2002. The agreement provided for a signing bonus of $9,353 and the opportunity for an annual cash bonus of up to 25% of his base salary based upon the board’s review of Mr. Morgan’s performance.

The employment agreement provides for, among other things, Mr. Morgan’s participation in employee benefit plans and provides for Mr. Morgan to receive an incentive stock bonus award of 25,000 shares of the Company’s common stock if the reported closing price of the Company’s stock is at least $6.00 per share for ten consecutive trading days between April 23, 2005 and April 23, 2007. Mr. Morgan is also entitled to the use of an automobile and other fringe benefits provided to similarly situated executive officers.

The Company also entered into a stock option agreement with Mr. Morgan pursuant to which Mr. Morgan was granted incentive stock options to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The options vest in equal installments over a five-year period commencing on May 1, 2003 and ending on May 1, 2007. The options expire on May 1, 2009.

Employment Agreement and Stock Option Agreement with Roderick V. Schlosser. The Bank entered into an employment agreement with Mr. Schlosser effective July 1, 2002, under which Mr. Schlosser agreed to serve the Company as Executive Vice President and Chief Financial Officer for a three-year term with an automatic annual renewal unless either party provides written notice of their desire not to renew at least ninety days prior to the end of the applicable anniversary date. The agreement provides for an annual base salary of $92,500, increasing to $97,500 on October 15, 2002. The agreement also provided for a $5,000 signing bonus and the opportunity for an annual cash bonus of up to 25% of his base salary based upon the board’s review of Mr. Schlosser’s performance.

The employment agreement provides for, among other things, Mr. Schlosser’s participation in employee benefit plans and provides for Mr. Schlosser to receive an incentive stock bonus award of 25,000 shares of the Company’s common stock if the reported closing price of the Company’s stock is at least $6.00 per share for ten consecutive trading days between July 1, 2005 and July 1, 2007. Mr. Schlosser is also entitled to the use of an automobile and other fringe benefits provided to similarly situated executive officers.

The Company also entered into a stock option agreement with Mr. Schlosser pursuant to which Mr. Schlosser was granted incentive stock options to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The options vest in equal installments over a five-year period commencing on June 25, 2003 and ending on June 25, 2007. The options expire on June 25, 2009.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

The following table sets forth certain information, as of March 19, 2004, with respect to beneficial ownership of the Company’s common stock and Series A preferred stock for:

•	each person known to the Company to beneficially own more than 5% of the common stock or Series A preferred stock;

•	each of the Company’s directors;

•	each of the Company’s named executive officers; and

•	all of the Company’s directors and executive officers as a group.

A person may be considered to beneficially own any shares of stock over which he or she has, directly or indirectly, sole or shared voting or investing power. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown.

Name and Address	Shares of Common Stock Owned		Common Stock Equivalents		Percent of Common Stock and Common Stock Equivalents (1)	Shares of Series A Preferred Stock Owned	Percent of Series A Preferred Stock Outstanding (2)

James E. Bishop 102 South Court Street Florence, Alabama 35630	70,913	(3)	20,249	(4)	7.1%	—	—%

Robert Walker 6065 Wood Way Drive Memphis, Tennessee 38120	39,000		15,000	(5)	4.2	—	—

J. Acker Rogers 102 South Court Street Florence, Alabama 35630	33,960	(6)	15,249	(7)	3.9	—	—

Steve McKinney 102 South Court Street Florence, Alabama 35630	22,000	(8)	19,000	(9)	3.2	—	—

Name and Address	Shares of Common Stock Owned		Common Stock Equivalents		Percent of Common Stock and Common Stock Equivalents (1)	Shares of Series A Preferred Stock Owned	Percent of Series A Preferred Stock Outstanding (2)

Dennis W. Morgan 102 South Court Street Florence, Alabama 35630	21,210	(10)	10,000	(11)	2.5	—	—

S. Greg Beadle 102 South Court Street Florence, Alabama 35630	16,875	(12)	9,000	(13)	2.0	—	—

B. Jack Johnson 102 South Court Street Florence, Alabama 35630	2,500		12,500	(14)	1.2	—	—

Roderick V. Schlosser 102 South Court Street Florence, Alabama 35630	—		5,000	(15)	*	—	—

William D. Biggs, Sr. 106 Village Way Carillon Beach, FL 32413	—	(16)	—		—	6,818	23.1

Shelva C. Biggs 188 Robbins Beach Road Killen, AL 35645	—	(16)	—		—	6,818	23.1

Desiree B. Barnes 1912 Shamrock Drive Brentwood, TN 37027	—	(16)	—		—	2,273	7.7

Robert C. Redd 204 Riverwood Drive Florence, AL 35634	—	(16)	—		—	9,091	30.8

William D. Biggs, Jr. 156 Baywinds Drive Destin, FL 32541	—	(16)	—		—	2,273	7.7

Curtis Parker Flowers 830 Ridgecliff Drive Florence, AL 35634	2,500	(16)	—		*	2,273	7.7

All directors and executive officers as a group (8 persons)	206,458		105,998		22.9%	—	—%

*	Denotes an ownership interest of less than 1%.

(1)	Percentages with respect to each person or group of persons have been calculated based on 1,256,715 shares of Company common stock outstanding and entitled to vote as of March 19, 2004 plus the number of shares of Company common stock which each person or group of persons has the right to acquire within 60 days of March 19, 2004 by the exercise of stock options or the conversion of warrants assuming a conversion factor of one common share for one warrant. The Series A Preferred Stock is not convertible into common stock.

(2)	Percentages with respect to each person have been calculated based on 29,546 shares of Series A Preferred Stock outstanding and entitled to vote as of March 19, 2004. Each share of Series A Preferred Stock has three votes.

(3)	Includes 2,705 shares of Company common stock owned by Mr. Bishop’s spouse.

(4)	Includes 10,249 shares of Company common stock that may be acquired pursuant to exercisable stock options and 10,000 shares of Company common stock that may be acquired pursuant to convertible warrants.

(5)	Includes 15,000 shares of Company common stock that may be acquired pursuant to convertible warrants.

(6)	Includes 1,000 shares of Company common stock owned by Mr. Rogers’ spouse and 500 shares of Company common stock owned by Mr. Rogers’ daughter.

(7)	Represents 10,249 shares of Company common stock that may be acquired pursuant to exercisable stock options and 5,000 shares of Company common stock that may be acquired pursuant to convertible warrants.

(8)	Includes 20,000 shares of Company common stock owned by Southern Fastening Systems, Inc., of which Mr. McKinney is the president.

(9)	Represents 4,000 shares of Company common stock that may be acquired pursuant to exercisable stock options and 15,000 shares of Company common stock that may be acquired pursuant to convertible warrants.

(10)	Represents shares of Company common stock held in Mr. Morgan’s IRA.

(11)	Represents shares of Company common stock that may be acquired pursuant to exercisable stock options within 60 days of March 19, 2004.

(12)	Includes 1,150 shares of Company common stock owned by Mr. Beadle’s spouse and 585 shares of Company common stock held in trust for by Mr. Beadle’s son.

(13)	Represents 4,000 shares of Company common stock that may be acquired pursuant to exercisable stock options and 5,000 shares of Company common stock that may be acquired pursuant to convertible warrants.

(14)	Represents shares of Company common stock that may be acquired pursuant to exercisable stock options within 60 days of March 19, 2004.

(15)	Represents shares of Company common stock that may be acquired pursuant to exercisable stock options.

(16)	Based on the Company’s stock transfer records. Information on shares owned through brokers not available.

(b)	Security Ownership of Management

“Item 11 - (a) Security Ownership of Certain Beneficial Owners” is incorporated herein by reference.

(c)	Changes in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	117,498	$4.65	81,304
Equity compensation plans not approved by security holders	50,000	$1.00	—
Total	167,498	$3.56	81,304

Item 12.	Certain Relationships and Related Transactions

Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, except for loans made pursuant to programs generally available to all employees, and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank, therefore, is prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made under programs generally available to all employees, and the Bank has adopted a policy to this effect. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, are in excess of the greater of $25,000 or 5% of the institution’s capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors. The aggregate amount of loans and lines of credit extended by the Bank to its executive officers and directors and their affiliates was approximately $719,000 at December 31, 2003.

J. Acker Rogers, Chairman of the Board of both the Company and the Bank, is part owner of the insurance firm of Rogers, Carlton & Associates, Inc., from which the Bank has purchased insurance for the past several years. Rogers, Carlton & Associates, Inc. received approximately $86,000 from the Bank during the fiscal year ended December 31, 2003.

Robert Walker, director of both the Company and the Bank, is a shareholder in the law firm Baker, Donelson, Bearman, Caldwell & Berkowitz, P.C. The firm provided legal services to both the Company and the Bank during fiscal year ended December 31, 2003. The fees that the Company and the Bank paid to the firm were approximately $44,000 for the fiscal year ended December 31, 2003.

Item 13.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3(a)	Certificate of Incorporation of the Company(1)

3(b)	Certificate of Amendment of Certificate of Incorporation(2)

3(c)	Bylaws of the Company(1)

3(d)	Amendment to Bylaws, dated September 10, 1998(3)

4(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock(4)

10(a)	1996 Stock Option Plan of the Company(5)

10(b)	1996 Management Recognition and Development Plan of the Company(5)

10(c)	Amended and Restated Employment Agreement with Billy Jack Johnson, Jr., as amended(7)

10(d)	Stock Option Agreement with Billy Jack Johnson, Jr.(7)

10(e)	Employment Agreement with Roderick Vance Schlosser, as amended(7)

10(f)	Stock Option Agreement with Roderick Vance Schlosser(7)

10(g)	Employment Agreement with Dennis Morgan, as amended(7)

10(h)	Stock Option Agreement with Dennis Morgan (7)

11	Statement Re: Computation of Per Share Earnings(8)

14	Code of Ethics(9)

21	Subsidiaries

23	Consent of Kraft Bros., Esstman, Patton & Harrell, PLLC

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

99(a)	Consolidated Financial Statements and Notes to Consolidated Financial Statements

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 33-87384), as subsequently amended.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 1997.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Form 8-K dated August 31, 2001.

(5)	Incorporated by reference to the Company’s Proxy Statement for the 1996 Annual Meeting of Stockholders.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2002.

(8)	Incorporated by reference to Note 1 of the Notes to Consolidated Financial Statements.

(9)	See “Item 9 - Disclosure of Code of Ethics and Business Conduct” of this Form 10-KSB.

(b)	Report on Form 8-K

The Registrant filed a Form 8-K on October 1, 2003 announcing completion of its previously announced private placement offering of $5.5 million of Subordinated Capital Notes due September 30, 2008 and Warrants and rights to receive additional Warrants to purchase the Company’s common stock at an exercise price of $0.01 per share.

The Registrant filed a Form 8-K on October 20, 2003 announcing the completion of a private placement offering of $1.056 million of Subordinated Capital Notes due September 30, 2008 and Warrants and rights to receive additional Warrants to purchase the Company’s common stock at an exercise price of $0.01 per share.

The Registrant filed a Form 8-K on December 4, 2003 announcing that, based upon information furnished by its independent auditors, the Company expects to issue revised financial statements for the fiscal years ended December 31, 2001 and 2002 and for the quarters ended March 31, 2003 and June 30, 2003, and that the Company’s previously issued financial statements for these periods and the related public filings with the Securities and Exchange Commission should no longer be relied upon.

The Registrant filed a Form 8-K on December 24, 2003 announcing the restatement of its previously reported financial statements for the years ended December 31, 2001 and 2002, the unaudited quarterly periods ended March 31, 2003 and June 30, 2003 and the unaudited six months ended June 30, 2003.

The Registrant furnished a Form 8-K on December 24, 2003 announcing its financial results for the quarter ended September 30, 2003.

Item 14.	Principal Accountant Fees and Services

The Company’s independent auditor for the fiscal year ended December 31, 2003 was Kraft, Bros., Esstman, Patton & Harrell, PLLC. To date, the Board of Directors has not yet determined the date of its 2004 annual meeting. Therefore, the Company has not, to date, selected its independent auditors for the fiscal year ending December 31, 2004. A representative of Kraft Bros., Esstman, Patton & Harrell, PLLC is expected to be present at the annual meeting, once such meeting is held, to respond to appropriate questions from stockholders and will have the opportunity to make a statement should he desire to do so.

Principal Accountant Fees

The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2003 and 2002 by Kraft Bros., Esstman, Patton & Harrell, PLLC:

	2003	2002
Audit Fees	$84,000	$111,000
Audited Related Fees	—	—
Tax Fees(1)	$8,000	$11,000
All Other Fees(2)	$21,000	$4,000

(1)	Consists of tax filing and tax related compliance and other advisory services.

(2)	Consists of regulatory assistance, accounting research and accounting/tax assistance in the 2003 offering of subordinated capital notes.

Principal Accountant Services

The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by the Company’s independent auditor. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its external auditor and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services. The Audit Committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.

Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its external auditor.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTHERN BANCSHARES, INC.

Date: March 31, 2004	By:	/s/ B. Jack Johnson

B. Jack Johnson Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ B. Jack Johnson	March 31, 2004

B. Jack Johnson Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ J. Acker Rogers	March 31, 2004

J. Acker Rogers Chairman of the Board

By:	/s/ Roderick V. Schlosser	March 31, 2004

Roderick V. Schlosser Executive Vice President and Chief Financial Officer (principal accounting and financial officer)

By:	/s/ James E. Bishop	March 31, 2004

James E. Bishop Director

By:	/s/ Robert Walker	March 31, 2004

Robert Walker Director

By:	/s/ Steve McKinney	March 31, 2004

Steve McKinney Director

By:	/s/ S. Greg Beadle	March 31, 2004

S. Greg Beadle Director