Form 10QSB
period 2004-03-31
FIRST SOUTHERN BANCSHARES INC/DE
filed 2004-05-20
CIK 934302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(256) 764-7131

(Issuer’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,256,715 shares of $.01 par value common stock as of May 14, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB

March 31, 2004

ii

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	March 31, 2004	December 31, 2003
		(See Note 6)
ASSETS
Cash and cash equivalents	$9,386	$10,468
Investment securities available for sale, at fair value	12,746	12,711
Loans held for sale	215	77
Loans receivable, net of allowance for loan losses of $2,850 and $2,866	70,177	69,557
Premises and equipment, net	2,340	2,346
Federal Home Loan Bank stock, at cost	416	383
Accrued interest receivable	464	489
Foreclosed real estate	575	613
Other assets	379	336

Total assets	$96,698	$96,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$7,868	$8,633
Interest-bearing	73,602	72,989

Total deposits	81,470	81,622
Advances from Federal Home Loan Bank	5,677	5,716
Notes payable to directors	1,000	1,000
Subordinated capital notes, net of discount	6,421	6,411
Other liabilities	405	459
Derivative debt instrument	200	196

Total liabilities	95,173	95,404

Commitments and contingencies	—	—
Redeemable Preferred Stock, $.01 par value
Series A - 250,000 shares authorized; 29,546 shares issued and outstanding; 4% cumulative dividends initially, increasing after five years (aggregate future redemption value $650 plus cumulative dividend arrearages of $67)	598	586

Total redeemable preferred stock	598	586

Stockholders’ equity
Common stock, $.01 par value; 4,000,000 shares authorized; 2,076,969 shares issued and 1,256,715 outstanding	21	21
Paid-in capital
Common stock warrants	211	211
Additional paid-in capital	11,785	11,785

Total paid-in capital	11,996	11,996

Retained earnings - substantially restricted	343	526
Net unrealized gain (loss) on securities available for sale	48	(72)
Treasury stock, at cost	(11,481)	(11,481)

Total stockholders’ equity	927	990

Total liabilities and stockholders’ equity	$96,698	$96,980

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
		(See Note 6)
INTEREST INCOME:
Loans	$1,067	$1,123
Investment securities	94	128
Other	16	19

Total interest income	1,177	1,270

INTEREST EXPENSE:
Deposits	311	446
Advances from Federal Home Loan Bank	81	81
Notes payable to banks	—	12
Notes payable to directors	13	17
Subordinated capital notes	84	—

Total interest expense	489	556

NET INTEREST INCOME	688	714
PROVISION (REDUCTION OF PROVISION) FOR LOAN LOSSES	—	(200)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	688	914

NONINTEREST INCOME:
Loan fees and service charges	142	196
Net gains (losses) on sale of foreclosed real estate and other assets	(6)	27
Net loss on sale of investments	(1)	—
Other	30	7

Total noninterest income	165	230

NONINTEREST EXPENSES:
Compensation and employee benefits	535	505
Building and occupancy expense	99	132
Data processing expense	127	104
Advertising	5	5
FDIC insurance expense	39	39
Professional fees	90	134
Change in fair value of derivative debt instrument	4	18
Other	125	116

Total noninterest expense	1,024	1,053

INCOME (LOSS) BEFORE INCOME TAXES	(171)	91
INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	(171)	91
CUMULATIVE DIVIDEND ARREARAGE AND PREMIUM ACCRETION ON PREFERRED STOCK	12	104

BASIC LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(183)	$(13)

BASIC LOSS PER COMMON SHARE	$(0.15)	$(0.01)

DILUTED LOSS PER COMMON SHARE	$(0.15)	$(0.01)

DIVIDENDS PER COMMON SHARE	$—	$—

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital			Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued		In Treasury		Warrants		Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2003, as previously reported	2,076,969	$21	(820,254)	$(11,481)	50,000	$8	$11,407	$1,142	$113	$1,210
Correction of accounting errors in prior periods (See Note 6)	—	—	—	—	—	—	—	(128)	—	(128)

Adjusted balances at January 1, 2003	2,076,969	21	(820,254)	(11,481)	50,000	8	11,407	1,014	113	1,082
Net loss for the year ended December 31, 2003 (See Note 6)	—	—	—	—	—	—	—	(149)	—	(149)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	—	(185)	(185)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(334)

Issuance of common stock warrants	—	—	—	—	184,912	203	—	—	—	203
Dividends accrued and premium accretion on redeemable preferred stock - Series A	—	—	—	—	—	—	—	(223)	—	(223)
Dividends accrued and premium accretion on redeemable preferred stock - Series B	—	—	—	—	—	—	—	(116)	—	(116)
Gain on exchange of subordinated capital notes for redeemable preferred stock - Series A	—	—	—	—	—	—	182	—	—	182
Gain on exchange of subordinated capital notes for redeemable preferred stock - Series B	—	—	—	—	—	—	130	—	—	130
Gain on repurchase of preferred stock - Series A	—	—	—	—	—	—	36	—	—	36
Gain on repurchase of preferred stock - Series B	—	—	—	—	—	—	30	—	—	30

Net change for the year	—	—	—	—	184,912	203	378	(488)	(185)	(92)

Balances at December 31, 2003	2,076,969	21	(820,254)	(11,481)	234,912	211	11,785	526	(72)	990
Net loss for the three months ended March 31, 2004	—	—	—	—	—	—	—	(171)	—	(171)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	—	120	120

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(51)

Dividends accrued and premium accretion on redeemable preferred stock - Series A	—	—	—	—	—	—	—	(12)	—	(12)

Net change for the year	—	—	—	—	—	—	—	(183)	120	(63)

Balances at March 31, 2004	2,076,969	$21	(820,254)	$(11,481)	234,912	$211	$11,785	$343	$48	$927

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
		(See Note 6)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(171)	$91
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	35	43
Reduction of provision for loan losses	—	(200)
Amortization of premiums/discounts on investments, net	20	33
Amortization of deferred loan fees	(2)	(3)
Losses on sale of investment securities, net	1	—
(Gains) losses on sale of foreclosed real estate and other assets, net	6	(27)
Change in fair value of derivative debt instrument	4	18
Amortization of discount on subordinated capital notes	10	—
Amortization of issuance costs on subordinated capital notes	4	—
(Increase) decrease in:
Loans held for sale	(138)	(215)
Accrued interest receivable	25	65
Other assets	(48)	(20)
Increase (decrease) in other liabilities	(54)	111

Net cash used in operating activities	(308)	(104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in total loans	(963)	(93)
Proceeds from repayments on mortgage-backed securities	412	1,938
Proceeds from sale or call of investments	3,670	600
Acquisition of investment securities	(4,018)	(2,317)
Proceeds from sale of foreclosed real estate	378	300
Acquisition of FHLB stock	(33)	—
Acquisition of premises and equipment	(29)	(22)

Net cash provided by (used in) investing activities	(583)	406

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	(152)	337
Repayment of advances from Federal Home Loan Bank	(39)	(6)

Net cash provided by (used in) financing activities	(191)	331

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,082)	633
Cash and cash equivalents at beginning of period	10,468	7,011

Cash and cash equivalents at end of period	$9,386	$7,644

SUPPLEMENTAL INFORMATION FOR CASH FLOW:
Noncash transactions:
Change in net unrealized gain (loss) on securities available-for-sale	$120	$23
Loans foreclosed and transferred to real estate owned	$345	$339
Cash paid during the period for:
Interest	$490	$550
Income taxes	$—	$—

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The consolidated interim financial statements as of March 31, 2004 and for the three months ended March 31, 2004 include the accounts of the Issuer, First Southern Bancshares, Inc. (“Bancshares”), and its wholly-owned subsidiary, First Southern Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the “Company”.

The March 31, 2004 and 2003 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the March 31, 2004 and 2003 interim financial statements. See Note 6 for a discussion of the correction of an accounting error in prior periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year. The December 31, 2003 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Issuer’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and has been adjusted for the effect of the correction of the accounting error discussed in Note 6. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period adjusted for the effect of dilutive convertible securities. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

	Three months ended March 31, 2004			Three months ended March 31, 2003
	Numerator	Denominator	EPS	Numerator	Denominator	EPS
Basic loss per share, loss applicable to common shareholders	$(183,000)	1,256,715	$(0.15)	$(13,000)	1,256,715	$(0.01)

Effective of dilutive securities:
Warrants(1)	—	—		—	—
Options(1)	—	—		—	—
Convertible preferred stock(2)	—	—		—	—

Diluted loss per share, loss applicable to common shareholders	$(183,000)	1,256,715	$(0.15)	$(13,000)	1,256,715	$(0.01)

(1)	Warrants and options have an anti-dilutive effect for both periods.

(2)	The impact of convertible preferred stock has an anti-dilutive effect for the 2003 period. There was no convertible preferred stock outstanding during the 2004 period.

NOTE 3 – FHLB DEBT AND LIQUIDITY

The Bank’s FHLB credit availability program, which has a credit limit of 10% of the Bank’s assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB. Credit availability is limited to 75% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral. FHLB deposits may also collateralize FHLB borrowings. The requirement to pledge qualifying mortgages and investment securities for any additional borrowings from the FHLB limits the Bank’s short-term liquidity. The Bank’s liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings. At March 31, 2004, the Bank has pledged investment securities with a market value of $6.1 million to the FHLB to collateralize outstanding advances of $5.7 million. In addition, the Bank has pledged an additional $5.1 million in first mortgage loans to secure the Bank’s obligations under its correspondent banking services with the FHLB.

NOTE 4 – COMMITMENTS

At March 31, 2004, the Company had $2.7 million of outstanding net loan commitments, $5.2 million of unused lines of credit, and $287,000 of standby letters of credit.

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 45 (“FIN 45”) “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Bank is guarantor on certain irrevocable standby letters of credit issued on behalf of certain customers in the ordinary course of business. The maximum potential amount of future payments the Bank could be required to make under the standby letters of credit as of March 31, 2004 was $287,000. The current fair value of the liability for the Bank’s obligations under these standby letters of credit was less than $2,000 as of March 31, 2004, which approximates the unearned premium or fee received. The Bank’s recourse is limited to its rights as an unsecured lender to the applicant.

NOTE 5 – CONTINGENCIES

Bancshares and the Bank are subject to certain regulatory capital requirements. As a result of the Memorandum of Understanding (“the MOU”) with the Federal Reserve Bank of Atlanta, Bancshares is restricted from incurring any additional debt without the prior written approval of the Federal Reserve. The MOU also prohibits Bancshares from declaring or paying dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank. Bancshares has adopted a capital restoration plan and a capital and dividend policy to comply with the provisions of the MOU and is required to submit quarterly progress reports to the Federal Reserve. The MOU will remain in effect until modified or terminated by the Federal Reserve. At March 31, 2004, Bancshares believes it is in material compliance with the MOU.

As a result of a Consent Order (the “Order”) with the FDIC and the Alabama State Banking Department, which became effective March 25, 2002, the Bank is required to address various operational deficiencies, including certain violations of law and regulations identified by the Regulators, within various time periods prescribed by the Order. Among other things, the Bank must address identified deficiencies with respect to management staffing and effectiveness, earnings, asset quality, capital adequacy, allowance for loan losses, and internal policies, procedures and controls. The Order also prohibits the Bank from paying cash dividends to Bancshares without prior written consent from the Regulators.

The Order outlines specific capital adequacy benchmarks that the Bank must satisfy. Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank’s Tier 1 capital must equal or exceed 7.00% of total assets. At March 31, 2004, the Bank’s Tier 1 capital was 8.32% of total assets and in compliance with the Order. The Bank has developed and adopted a plan designed to meet and maintain the FDIC’s minimum risk-based capital requirements.

The Order also imposes specific asset quality measures on the Bank. Among these is the requirement to reduce (by charge-off, collection or removal from adverse classification with the consent of the Regulators) the level of assets classified “substandard” and “doubtful” by the Regulators in connection with their 2001 examination to not more than $20.0 million by August 31, 2002, to not more than $15.0 million by February 28, 2003, and to not more than $6.0 million by August 31, 2003. During the month of August 2003, the Company requested a 120-day extension on the $6.0 million requirement of the Order as of August 31, 2003. The extension was granted through December 31, 2003. At March 31, 2004, the balance of assets classified “substandard” and “doubtful” by the Regulators in 2001 was $5.0 million and in compliance with the Order.

The issuance of the Order follows previously disclosed written assurances by the Bank to the Alabama State Banking Department in August 2001, which written assurances were superseded by the Order. The Order requires the Bank to submit periodic written reports to the Regulators detailing compliance with the terms of the Order.

At March 31, 2004, Management believes it is in material compliance with the Order except for a violation as a result of the payment of an overdraft on a commercial relationship during the third quarter of 2003. The relationship included a loan that was classified loss and was charged off in 2001. The Order prohibits the extension of credit, directly or indirectly, to any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or part, “loss” or “doubtful” and is uncollected. The overdraft was cleared prior to September 30, 2003 with a secured loan advanced by the Bank. Management informed the Regulators of the violation and the Regulators included it as a violation in their most recent examination report. In addition to this violation, the Regulator’s examination report also identified what they considered additional violations of the Order related to the same commercial relationship. No civil money penalties have been or are expected to be assessed against the Bank as a result of the claimed violations; however, the violations could delay the termination of the Order.

While Bancshares and the Bank have taken actions to achieve compliance with the MOU and the Order in a timely manner, there are no assurances that it will be successful in continuing to be in compliance with the MOU and the Order. Management of the Company cannot currently estimate the effects of these commitments on the financial condition, liquidity, and results of operations of the Bank or Bancshares. Noncompliance with the terms of the Order may subject the Bank or its directors to civil money penalties or the termination of deposit insurance.

NOTE 6 – CORRECTION OF ACCOUNTING ERROR IN PRIOR PERIODS

Subsequent to March 31, 2004, but prior to filing this Form 10-QSB, the Bank discovered errors in the accounting for certain long-term, fixed-rate residential mortgage loans originated in the 1970’s and early 1980’s. Twenty of these loans with a total corrected principal balance of $128,000 are currently in the Bank’s portfolio and another twenty-five of these loans with a total corrected principal balance of $133,000 were sold in connection with the sale of two branches in 2002. The balances of these loans were overstated $135,000 due to the accounting errors thereby overstating interest income on the loans for the twenty to thirty years they have been outstanding. $133,000 of the total overstatement relates to periods prior to 2004. The Consolidated Statement of Financial Condition as of December 31, 2003 has been revised to reflect the correction of the error through a decrease in net loans receivable of $65,000, an increase in other liabilities of $68,000 to reflect the liability due the purchaser of certain of the loans and a decrease in retained earnings and total stockholders’ equity of $133,000. The unaudited Consolidated Statements of Operations for the three-months ended March 31, 2004 and 2003, reflect the correction of the impact of these errors on interest income of $2,000 and $1,000 for the periods, respectively. The unaudited Consolidated Statement of Stockholders’ Equity for 2003 has been revised to reflect the correction of the error through a decrease in the beginning January 1, 2003 balance of retained earnings and total stockholders’ equity of $128,000 and the net loss for the year ended December 31, 2003 reflected in the statement has been increased by $5,000 to reflect the impact of the errors on interest income for 2003.

The Company does not intend to restate any previously issued Form 10-QSB’s or Form 10-KSB’s for previous periods because, in the opinion of management, the effect is not material to the results of operations for any period previously reported on.

NOTE 7 – COMPANY COMMON STOCK REPURCHASES

During the three months ended March 31, 2004 and through the date of filing this Form 10-QSB, the Company had no publicly announced plans or programs for the repurchase of shares of its common stock. Also, there were no repurchases of Company common stock in the open market or in privately negotiated transactions during the same periods.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

OVERVIEW

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

The discussion and analysis included herein covers material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2003, as well as certain material changes in results of operations during the three months ended March 31, 2004 as compared to the same period in 2003.

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

The Company Is Restricted from Certain Activities Including Paying Dividends to Stockholders.

Effective July 6, 2001, the Company entered into a MOU with the Federal Reserve Bank of Atlanta. The MOU prohibits the Company from incurring any additional debt without the prior written approval of the Federal Reserve Bank. The MOU also prohibits the Company from declaring or paying any dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank. The Company has adopted a capital plan and a capital and dividend policy in compliance with the provisions of the MOU. The Company is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta. The MOU will remain in effect until modified or terminated by the Federal Reserve Bank. At March 31, 2004, the Company believes it was in material compliance with the MOU. The Company received approval from the Federal Reserve Bank prior to the issuance of subordinated capital notes in 2003.

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

The Order outlines specific capital adequacy benchmarks that the Bank must satisfy. Within 60 days from the effective date of the Order, the Bank’s Tier 1 capital was required to equal or exceed 5.00% of total assets. Within 120 days of the effective date of the Order and for as long as the Order remains in effect, the Bank’s Tier 1 capital must equal 7.00% of total assets. At March 31, 2004, the Bank’s Tier 1 capital was 8.32% of total assets and in compliance with the Order. The Bank has developed and adopted a plan designed to meet and maintain the FDIC’s minimum risk based capital requirements.

The Order also imposes specific asset quality measures on the Bank. Among these is the requirement to reduce (by charge-off, collection or removal from adverse classification with the consent of the Regulators) the level of assets classified “substandard” and “doubtful” by the Regulators in connection with their 2001 examination to not more than $20 million by August 31, 2002, to not more than $15 million by February 28, 2003, and to not more than $6 million by August 31, 2003. During the month of August 2003, the Company requested a 120-day extension on the $6.0 million requirement of the Order as of August 31,

2003. The extension was granted through December 31, 2003. At March 31, 2004, the balance of assets classified “substandard” and “doubtful” by the Regulators in 2001 was $5.0 million and in compliance with the Order.

At March 31, 2004, Management believes that the Bank is in material compliance with the Order except for a violation as a result of the payment of an overdraft on a commercial relationship during the third quarter of 2003. This relationship included a loan that was classified loss and was charged off in 2001. The Order prohibits the extension of credit, directly or indirectly, to any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or part, “loss” or “doubtful” and is uncollected. The overdraft was cleared prior to September 30, 2003 with a secured loan advanced by the Bank. Management informed the Regulators of the violation and the Regulators included it as a violation in their most recent examination report. In addition to this violation, the Regulator’s examination report also identified what they considered to be additional violations of the Order related to the same commercial relationship. No civil money penalties have been or are expected to be assessed against the Bank as a result of the claimed violations; however, the violations could delay the termination of the Order.

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

From 1995 to 2000, the Bank focused its efforts in growing its commercial loan portfolio. However, as a result of a decline in the quality of the Bank’s loan portfolio, related reductions in Bank capital, the previously reported fraud involving certain commercial loans and other operational factors, the Board of Directors and Management have reevaluated the Bank’s lending strategy. The Board of Directors and Management have actively taken steps to improve the underwriting and credit administration practices of the Bank in order to improve its overall asset quality. New policies with respect to loan originations have been formulated which should enhance the quality of future production. While it was not Management’s intent to curtail the origination of new loans, primary emphasis during 2001 and 2002 was given to problem loan administration.

Effective, January 31, 2001, Charles L. Frederick, Jr. resigned as Chairman, President, Chief Executive Officer and Director of both the Company and the Bank. J. Acker Rogers, Chairman of the Board, served as Acting President and Acting Chief Executive Officer of the Company and the Bank until Robert C. Redd was elected President and Chief Executive Officer of the Company and the Bank effective March 5, 2001. He was also appointed to the Board of Directors of the Company and the Bank. The Company and Mr. Redd mutually agreed to terminate the employment agreement effective March 31, 2002, and Mr. Redd resigned as the President, Chief Executive Officer and Director of the Company and the Bank effective April 2, 2002. During the second quarter of 2001, the Company hired B. Jack Johnson as Executive Vice President and Senior Lending Officer to oversee the administration of the Bank’s loan portfolio with primary emphasis on improving overall credit quality of the portfolio.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

Total assets decreased $282,000, or 0.29%, from $97.0 million at December 31, 2003 to $96.7 million at March 31, 2004. The decrease in total assets was primarily the result of a decrease of $1.1 million in cash and cash equivalents. This decrease was partially offset by increases of $620,000 in net loans receivable and $138,000 in loans held for sale.

Average earning assets increased $2.8 million from $85.3 million for the three months ended March 31, 2003 to $88.1 million for the three months ended March 31, 2004. As a financial institution, the Bank’s primary earning asset is loans. Average accruing loans were $70.1 million for the three months ended March 31, 2004 as compared to $65.8 million for the same period during 2003. Average accruing loans represented 79.5% of average earning assets for the three months ended March 31, 2004.

Total liabilities decreased $231,000 from $95.4 million at December 31, 2003 to $95.2 million at March 31, 2004. During the three months ended March 31, 2004, deposits decreased $152,000 from $81.6 million at December 31, 2003 to $81.5 at March 31, 2004.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Financial Condition.

Critical Accounting Policies

The accounting principles followed by the Company and the methods of applying these principles conforms with accounting principles generally accepted in the United States and with general practices followed by the banking industry. Critical accounting policies relate to investments, loans, allowance for loan losses, derivative debt instruments, income taxes and stock-based compensation. These policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in Note 1, “Organization and Summary of Significant Accounting Policies” and Note 9, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements in Exhibit 99(a) filed as part of the Issuer’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2004 of $9.4 million, or 9.7% of total assets, decreased from $10.5 million, or 10.8% of total assets, at December 31, 2003. The Bank’s interest bearing balances of cash and cash equivalents decreased by $3.8 million during the three months ended March 31, 2004, from $6.2 million at December 31, 2003 to $2.4 million at March 31, 2004. Interest bearing balances primarily consist of FHLB overnight account balances.

The changes in the sources and uses of cash related to operating, investing and financing activities are reflected in the Company’s “Consolidated Statement of Cash Flows”.

Investment Securities

Investment securities available for sale remained constant at $12.7 million at December 31, 2003 and March 31, 2004. Proceeds from sales, calls or maturities of investment securities of $3.7 million and repayments on mortgage-backed securities of $412,000 were offset by purchases of $4.0 million and a $120,000 increase in the net unrealized gain.

Loans

The primary investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama.

As discussed in “Risk Factors,” the Company has had a significant change in operating strategy and Management since January 1, 2001. Primary emphasis was given to problem loan administration during 2001 and 2002. As a result of declining capital ratios, it was Management’s intent to reduce the overall size of the Bank, raise additional capital and bring required capital ratios into compliance with regulatory guidelines. Therefore, the Bank’s loan portfolio decreased significantly from $139.7 at December 31, 2000 to $67.6 million at December 31, 2002. This decrease in net loans receivable includes the September 2002 sale of $9.1 million of loans related to the sale of the assets and transfer of certain liabilities of branch offices located at 2727 Mall Drive, Florence, Alabama and 102 Bank Street, Rogersville, Alabama.

The size of the loan portfolio increased during the year ended December 31, 2003. Net loans increased $2.0 million from $67.6 million at December 31, 2002 to $69.6 million at December 31, 2003. The size of the loan portfolio has continued to increase for the three months ended March 31, 2004. Net loans increased $620,000 from $69.6 million at December 31, 2003 to $70.2 million at March 31, 2004. A comparison of the Company’s loan portfolio at March 31, 2004 and December 31, 2003 is shown below.

	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
		(dollars in thousands)
		(See Note 6)
Mortgage loans
Residential	$36,896	52.58%	$34,665	49.84%
Commercial	20,208	28.80	19,762	28.41

Total mortgage loans	57,104	81.38	54,427	78.25
Commercial business loans	9,889	14.09	10,278	14.78
Consumer loans	8,903	12.69	9,120	13.11

Total loans	75,896	108.16	73,825	106.14
Less:
Undisbursed loans in process	2,735	3.91	1,286	1.85
Unamortized fees and deferred interest	134	0.19	116	0.17
Allowance for loan losses	2,850	4.06	2,866	4.12

Net loans receivable	$70,177	100.00%	$69,557	100.00%

Total mortgage loans increased $2.7 million, or 4.9%, to $57.1 million at March 31, 2004, from $54.4 million at December 31, 2003. The $2.7 million increase in mortgage loans was primarily the result of originations of residential construction loans. These loans will convert at maturity to an adjustable rate product or will be sold in the secondary market. The Bank does originate residential mortgage loans; however, the majority of these loans have been sold in the secondary mortgage market as they are low, fixed rate, long-term loans. In managing the interest rate risk of the Bank, these loans are generally not desirable for the Bank’s portfolio as compared to adjustable rate residential mortgage loans. Originations of adjustable rate mortgage loans were $556,000 for the three months ended March 31, 2004.

The Company’s combined commercial and consumer loan portfolio decreased $606,000, or 3.1%, to $18.8 million at March 31, 2004 from $19.4 million at December 31, 2003 as new loan originations did not offset the level of repayments. It is not Management’s intention to curtail lending to the commercial business and consumer market sectors.

At March 31, 2004, the Company has no significant commitments to originate fixed rate, portfolio loans. The majority of the Bank’s commitments are in the form of unused commercial business and consumer lines of credit, and standby letters of credit as follows (dollars in thousands):

	Contract or notional amount
	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Financial instruments and contract amounts which represent credit risk:
Commitments to extend credit	$2,735	$1,265
Unused lines of credit	5,185	5,098
Standby letters of credit	287	240

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

The following table sets forth non-performing assets at the dates indicated:

	March 31, 2004	December 31 2003
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$3,263	$3,764
Accruing loans which are contractually past due 90 days or more	90	245

Total of non-accrual and 90 days past due loans	$3,353	$4,009
Foreclosed real estate	575	613
Other repossessed assets	—	1

Total non-performing assets	$3,928	$4,623

Total non-performing assets decreased $695,000, or 15.0%, during the three months ended March 31, 2004, from $4.6 million at December 31, 2003 to $3.9 million at March 31, 2004. The decrease is primarily the result of a $501,000 decrease in non-accrual loans, a $155,000 decrease in accruing loans that are contractually past due 90 days or more, and a $39,000 decrease in foreclosed real estate and other repossessed assets.

Non-accrual loans decreased $501,000, or 13.3%, during the three months ended March 31, 2004, from $3.8 million at December 31, 2003 to $3.3 million at March 31, 2004. The net decrease in non-accrual loans was the result of $217,000 in impaired loans being paid off during the three month period. There were two residential properties totaling $211,000 and one commercial property totaling $172,000 that were transferred to foreclosed real estate during the three month period. Payments on non-accrual loans totaled $81,000, while charge-offs totaled $20,000. Offsetting the decreases previously mentioned, loans totaling $200,000 were transferred to non-accrual status during the three months ended March 31, 2004.

Accruing loans that are contractually past due 90 days or more decreased $155,000, or 63.3%, during the three months ended March 31, 2004, from $245,000 at December 31, 2003 to $90,000 at March 31, 2004. Foreclosed real estate decreased $38,000 during the three months ended March 31, 2004 from $613,000 at December 31, 2003 to $575,000 at March 31, 2004. At March 31, 2004, the Company did not have any other repossessed assets. At December 31, 2003, the Company’s other repossessed assets totaled $1,000.

Included in non-performing assets are $3.3 million of impaired loans at March 31, 2004 compared to $3.8 million at December 31, 2003. There was approximately $913,000 and $945,000 in the allowance for loan losses specifically allocated to impaired loans at March 31, 2004 and December 31, 2003, respectively.

Allowance for Loan Losses

When determining the adequacy of the allowance for loan losses, management primarily considers the regulatory and Company classification of assets together with changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses remained constant at $2.9 million at March 31, 2004 and December 31, 2003. The allowance for loan losses represented 4.1% of net loans receivable at March 31, 2004 and December 31, 2003. See further discussion in “Provision for Loan Losses” below.

In the opinion of Management, the allowance for loan losses was adequate at March 31, 2004, to provide for potential loan losses in the loan portfolio at that date. While Management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase or decrease the allowance in the future. Increases could have a material adverse affect on the Bank’s financial condition and results of operations. Losses ultimately confirmed will vary from original estimates, and adjustments, as necessary, will be made in the period in which these factors and other considerations become known.

Deposits, FHLB Advances and Other Notes Payable

Deposit balances decreased $152,000, or 0.2%, from $81.6 million at December 31, 2003 to $81.5 million at March 31, 2004. The decrease in deposit balances results from a $765,000, or 8.9%, decrease in noninterest-bearing deposit accounts from $8.6 million at December 31, 2003 to $7.9 million at March 31, 2004. The decrease in noninterest-bearing deposit accounts was offset by a $613,000, or 0.8%, increase in interest-bearing deposit accounts. Interest-bearing deposit accounts increased from $73.0 million at December 31, 2003 to $73.6 million at March 31, 2004.

At December 31, 2003, savings certificates amounted to $48.6 million, or 59.6% of the Company’s total deposits, including $33.6 million that were scheduled to mature by March 31, 2005. Management of the Company believes it has adequate resources to fund all commitments with savings deposits, available

FHLB overnight account funds and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company’s borrowings from the FHLB were $5.7 million at both December 31, 2003 and March 31, 2004. Notes payable to directors were $1.0 million at both December 31, 2003 and March 31, 2004.

Subordinated Capital Notes

Subordinated capital notes (the “Notes”) were $6.4 million at both December 31, 2003 and March 31, 2004.

During 2003, the Company issued $6.6 million in Notes for cash and/or in exchange for redeemable preferred stock. The total cash proceeds of $3.1 million were used to establish an Interest Payment Fund, replenish any cash used to pay the cash consideration in a preferred stock exchange, pay the balance of a $750,000 note payable to an independent bank, pay the balance of $250,000 in notes payable to five directors, and for other general corporate purposes, including the repurchase for cash of shares of Series A and Series B preferred stock. (See further discussion in “Redeemable Preferred Stock and Derivative Debt Instrument” below.)

The Notes bear interest, payable quarterly, at a fixed rate of 4.5% per annum through September 30, 2005, and thereafter at a floating rate equal to the prime rate. The Notes mature in eight equal quarterly principal installments beginning December 30, 2006, with a final maturity of September 30, 2008. The Company may repay the Notes at any time without a penalty. The Company initially issued warrants to purchase 184,912 shares of common stock at $.01 per share related to the Notes. The warrants are exercisable one year after the date of issuance and expire in three years. The fair value of the warrants of $203,000 was recorded as a reduction to the subordinated capital notes in the liabilities section and credited to common stock warrants in the stockholders’ equity section of the Consolidated Statement of Financial Condition. The discount will be amortized over the life of the Notes through a monthly charge to interest expense. As of March 31, 2004, no warrants are eligible for exercise. Additional warrants to purchase up to a maximum of 123,088 shares of the Company’s common stock are issuable on September 30, 2004, assuming the Notes remain outstanding. Thereafter, subject to the approval of the Company’s stockholders, warrants to purchase a maximum of 524,000 additional shares of Company stock may be issued.

The borrowing ability of Bancshares (but not the Bank) is restricted under the MOU. See “Risk Factors-The Company Is Restricted From Certain Activities Including Paying Dividends to Stockholders.”

Redeemable Preferred Stock and Derivative Debt Instrument

During 2001, the Company issued 160,350 shares of its 250,000 authorized shares of Series A redeemable, cumulative preferred stock (the “Series A preferred”) for net proceeds of $3.5 million. Prior to August 1, 2006, the Series A preferred carries a cumulative 4% annual dividend ($.88 per share), payable semi-annually (in March and September), if declared, in cash or, at the option of the holder, in shares of common stock valued at 85% of the defined book value as of the prior quarter end, subject to certain limitations. After July 31, 2006, the annual dividend increases to $5.928 per share. In the event the Company’s defined book value is not equal to or greater than $9.88 per adjusted share on July 31, 2006, then each holder of the Series A preferred shall be entitled to an incentive payment equal to four times the difference between the defined book value and $9.88 per adjusted share up to a maximum total incentive payment of $8 per share. After five years, the issuer may call the shares at any time and, after seven years, the holders may annually put to the Company up to 25% of the shares purchased in this offering, at a price equal to all accrued unpaid dividends plus the higher of $22.00 per share or four times the defined book value per adjusted share (based on equivalent common shares).

The incentive payment on the Series A preferred is indexed to the Company’s common stock but is not clearly and closely related to the economic characteristics and risks of the Series A preferred (the “host contract”) and requires settlement in cash or common stock at the option of the holder. Thus, the incentive payment qualifies as an “embedded derivative” within the host contract. In accordance with Statement of

Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the incentive payment on the Series A preferred has been accounted for as a separate derivative liability on the statement of financial condition and is measured at fair value. The change in fair value is recognized currently in the statement of operations as Change in Fair Value of Derivative Debt Instrument. For the three months ended March 31, 2004 and 2003, the Company recognized charges of $4,000 and $18,000, respectively, on this instrument.

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

Because of the mandatory redemption premium and cumulative dividend features of the Series A and Series B preferred stocks, the Company is accreting the applicable redemption premiums utilizing the interest method over the minimum holding period, and is also accruing the cumulative dividends for each Series as earned. No dividends have been declared or paid since the issuance of the Series A and Series B preferred stocks due to the capital and dividend restrictions of the MOU. For the three months ended March 31, 2004 and 2003, the Company provided $12,000 and $104,000, respectively, for the applicable accretion and dividends earned by a charge to retained earnings and corresponding increases to the respective carrying values of the Series A and Series B preferred stocks.

During 2003, the Company redeemed through the exchange of Notes 110,395 shares of the Series A preferred stock and 39,092 shares of the Series B preferred stock. The Company also repurchased for cash 20,409 shares of the Series A preferred stock and 8,683 shares of the Series B preferred stock. At March 31, 2004, 29,546 shares of the Series A preferred stock remain outstanding. All shares of the Series B preferred stock were exchanged for Notes or repurchased during 2003.

Stockholders’ Equity

Stockholders’ equity decreased $63,000 from December 31, 2003 to March 31, 2004. The decrease in stockholders’ equity was primarily the result of the $171,000 operating loss for the three months ended March 31, 2004 and a non-cash charge to retained earnings of $12,000 to record the accretion of redeemable preferred stock, including cumulative but unpaid dividends. These decreases were offset by a net increase of $120,000 in the unrealized gain on securities available for sale.

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

At March 31, 2004, the Bank’s regulatory capital ratios were as follows:

	Amount	Percentage of adjusted total assets
	(Dollars in thousands)
First Southern Bank:
Total capital (to risk-weighted assets)	$8,766	13.42%
To be well capitalized under the FDICIA prompt corrective action provisions	6,534	10.00%

Excess	$2,232	3.42%

Tier 1 Capital (to risk-weighted assets)	$7,924	12.13%
To be well capitalized under the FDICIA prompt corrective action provisions	3,920	6.00%

Excess	$4,004	6.13%

Tier 1 Capital (to average assets)	$7,924	8.32%
To be well capitalized under the FDICIA prompt corrective action provisions	4,765	5.00%

Excess	$3,159	3.32%

To be well capitalized, the Bank must maintain the capital ratios as set forth in the preceding table and not be subject to a capital order. As of March 31, 2004, the Bank would have been categorized as “well capitalized” under applicable regulatory guidelines but for the Order as previously discussed. However, as of March 31, 2004, the Bank is in compliance with the Order’s requirement of Tier 1 capital equal to or in excess of 7.00% and meets the minimum risk-based standards.

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

The Bank’s FHLB credit availability program, which has a credit limit of 10% of the Bank’s assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB. Credit availability is limited to 75% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral. FHLB deposits may also secure FHLB borrowings. The requirement to pledge qualifying mortgages or investment securities for any additional borrowings from the FHLB limits the Bank’s short-term liquidity. The Bank’s liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings. At March 31, 2004, the Bank has pledged investment securities with a market value of $6.1 million to the FHLB to collateralize outstanding advances of $5.7 million. Additionally, first mortgage loans with an aggregate unpaid principal balance of $5.1 million were pledged to secure the Bank’s obligations under its correspondent banking services with the FHLB.

At March 31, 2004, the Bank has pledged securities with a market value of $304,000 to the State of Alabama to secure public deposits.

The Company’s liquid assets, excluding pledged securities, decreased from $17.0 million, or 17.5% of total assets, at December 31, 2003 to $15.7 million, or 16.2% of total assets, at March 31, 2004. It is Management’s policy to maintain sufficient liquid assets to cover all foreseeable demands on cash.

In addition to the liquidity issues discussed above, as an insured institution as described in the Federal Deposit Insurance Act, the Bank is required to maintain “cash reserves” under guidelines established by the Federal Reserve. Depository institutions, as defined by the Federal Reserve, are required to maintain cash reserves for the purpose of facilitating the implementation of monetary policy of the Federal Reserve System. At March 31, 2004, the Bank’s qualifying funds of $1.0 million exceeded the required reserve of $191,000.

COMPARISON OF OPERATING RESULTS FOR THE

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

General

Consolidated net loss before the effects of redeemable preferred stock for the three months ended March 31, 2004 was $171,000 as compared to a consolidated net income before the effects of redeemable preferred stock of $91,000 for the three months ended March 31, 2003. Consolidated net loss applicable to common shareholders for the three months ended March 31, 2004 was $183,000 as compared to a net loss of $13,000 for the three months ended March 31, 2003. Basic and diluted loss per common share for the three months ended March 31, 2004 was $0.15 as compared to a basic and diluted loss per common share of $0.01 for the three months ended March 31, 2003.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Operations.

Net Interest Income

Net interest income for the three months ended March 31, 2004 was $688,000, a decrease of $26,000, or 3.6%, compared to $714,000 for the three months ended March 31, 2003. The decrease in interest income on earning assets of $93,000 exceeded the $67,000 decrease in interest expense on deposits and borrowings for the period.

The net interest margin decreased from 3.40% for the three months ended March 31, 2003 to 3.15% for the comparable period in 2004.

Interest Income

Interest income for the three months ended March 31, 2004 was $1.2 million as compared to $1.3 million for the three months ended March 31, 2003, representing a decrease of $93,000, or 7.3%. The decrease was primarily attributable to a decrease in the average yield on interest-earning assets from 6.04% for the three months ended March 31, 2003 to 5.38% for the three months ended March 31, 2004. The lower yield is primarily the result of lower market interest rates attributable to rate reductions by the Federal Reserve Bank. Average interest-earning assets increased from $85.3 million for the three months ended March 31, 2003 to $88.1 million for the comparable period in 2004 which partially offset the effects of lower yields.

Interest on loans receivable remained constant at $1.1 million for the three months ended March 31, 2003 and for the comparable period in 2004. The average balance of total accruing loans increased from $65.8 million for the three months ended March 31, 2003 to $70.1 million for the three months ended March 31, 2004. The average yield on total accruing loans decreased from 6.93% for the three months ended March 31, 2003 to 6.14% for the comparable period in 2004.

Interest on investment securities decreased $34,000, or 26.6%, from $128,000 for the three months ended March 31, 2003 to $94,000 for the three months ended March 31, 2004. The decrease is the result of the average balance of investment securities decreasing $3.0 million from $15.2 million for the 2003 period to $12.2 million for the comparable period in 2004. A decrease in the average yield on investment securities also contributed to the decrease in interest income. The average yield on investment securities decreased from 3.41% for the three months ended March 31, 2003 to 3.10% for the comparable period in 2004.

Other interest income includes earnings on the overnight account at the FHLB of Atlanta and FHLB stock dividends. The $3,000, or 15.8%, decrease in other interest income from $19,000 for the three months ended March 31, 2003 to $16,000 for the three months ended March 31, 2004 is due primarily to a decrease in the average yields on FHLB overnight balances and FHLB stock balances. The average balance of FHLB overnight account balances and other interest-bearing deposits increased $1.9 million, or 54.3%, from $3.6 million for the three months ended March 31, 2003 to $5.5 million for the comparable period in 2004. However, the average yield on FHLB overnight account balances and other interest-bearing deposits decreased from 1.26% to 0.95% during the same periods, respectively. The average FHLB stock balance decreased as a result of redemptions by the FHLB from $684,000 for the three months ended March 31, 2003 to $383,000 for the three months ended March 31, 2004. The average yield on FHLB stock balances decreased from 4.50% to 3.50% during the same periods, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2003 was $556,000 compared to $489,000 for the three months ended March 31, 2004, representing a decrease of $67,000, or 12.1%.

Interest on deposits decreased $135,000, or 30.3%, from $446,000 for the three months ended March 31, 2003 to $311,000 for the comparable period in 2004. The average balance of interest-bearing deposits decreased $3.2 million, or 4.2%, from $76.6 million for the three months ended March 31, 2003 to $73.4 million for the three months ended March 31, 2004, primarily as a result of a higher mix of non interest- bearing demand accounts. The average cost of interest-bearing deposits decreased from 2.36% to 1.70% during the same periods, respectively.

Interest expense on FHLB advances remained constant at $81,000 for the three months ended March 31, 2003 and March 31, 2004. The average balance and cost of FHLB advances decreased slightly for the three months ended March 31, 2004 as compared to the same period during 2003.

Interest expense on notes payable to banks was $12,000 for the three months ended March 31, 2003. The note was paid in full on September 30, 2003 with proceeds from the issuance of Notes. See further discussion in “Subordinated Capital Notes” above.

Interest expense on notes payable to directors decreased $4,000, or 23.5%, from $17,000 for the three months ended March 31, 2003 to $13,000 for the three months ended March 31, 2004. The average balance of notes payable to directors decreased $250,000, or 20.0%, from $1.3 million for the three months ended March 31, 2003 to $1.0 million for the comparable period in 2004. Proceeds from the issuance of Notes were also used to fund the 2003 decrease in notes payable to directors. The average cost of notes payable to directors decreased from 5.52% for the three months ended March 31, 2003 to 5.06% for the same period in 2004.

Interest expense on subordinated capital notes was $84,000 for the three months ended March 31, 2004. There were no Notes outstanding during the same period in 2003. The average balance and average cost of subordinated capital notes were $6.4 million and 5.06%, respectively, for the three months ended March 31, 2004. The interest expense for the 2004 period includes $10,000 for the amortization of discounts. For further discussion see “Subordinated Capital Notes, Derivative Debt Instrument and Redeemable Preferred Stock” above.

Provision for Loan Losses

The provision for loan losses is the cost of providing for anticipated future losses on loans. The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, Management’s and the Regulators’ assessment of loan portfolio quality, the value of collateral and general economic factors.

The identification of problem loans within the Bank’s portfolio began with an internal investigation starting in the third quarter of 2000. Classified assets, as defined by the Regulators, have decreased from $7.3 million, or 7.5% of total assets at December 31, 2003 to $6.5 million, or 6.7% of total assets at March 31, 2004. Management continues to address the significant amount of problem loans. Although the Board and Management believe that the most significant problems have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status.

The following table sets forth an analysis of the Bank’s allowance for loan loss activity for the periods indicated:

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Balance - beginning of period	$2,866	$4,185
Provision (reduction of provision) for loan losses	—	(200)
Recoveries	63	87
Charge-offs	(79)	(16)

Balance - end of period	$2,850	$4,056

Management recorded a reduction of the provision for loan losses of $200,000 for the three months ended March 31, 2003. The $200,000 reduction of the provision for loan losses was directly attributable to the significant decrease in adversely classified assets and the decrease in net charge-offs. Management did not record a provision for loan loss for the three months ended March 31, 2004. Net charge-offs were $16,000 for the three month period ended March 31, 2004 as compared to net recoveries of $71,000 for the same period in 2003.

Non-Interest Income

Non-interest income decreased $65,000, or 28.3%, from $230,000 for the three months ended March 31, 2003 to $165,000 for the three months ended March 31, 2004. The decrease in non-interest income was primarily attributable to a $54,000, or 27.6%, decrease in loan fees and service charges. Loan fees and service charges decreased from $196,000 for the three months ended March 31, 2003 to $142,000 for the same period in 2004 primarily as a result of a decline in secondary marketing loan fees due to a decreased level of mortgage refinancing activity. Additionally, the net loss on the sale of foreclosed real estate and other assets of $6,000 for the three months ended March 31, 2004 was $33,000 less than the net gain of $27,000 recorded for the comparable period in 2003. These decreases in non interest income were offset by a $23,000 increase in other non-interest income from $7,000 for the three months ended March 31, 2003 to $30,000 for the same period in 2004. The increase in other non-interest income is primarily the result of expected refunds of excess franchise taxes paid in prior years.

Non-Interest Expense

Non-interest expense decreased $29,000, or 2.8%, from $1.1 million for the three months ended March 31, 2003 to $1.0 million for the three months ended March 31, 2004. Professional fees decreased $44,000, or 32.8%, from $134,000 for the three months ended March 31, 2003 to $90,000 for the same period in 2004. Additionally, building and occupancy expense decreased $33,000, or 25.0%, from $132,000 for the three months ended March 31, 2003 to $99,000 for the same period in 2004. The 2003 amount included a $23,000 adjustment for prepaid 2002 rental income deferred to future periods. A $14,000, or 77.8%, decrease in the change in the fair value of derivative debt instrument from $18,000 for the three months ended March 31, 2003 to $4,000 for the same period in 2004 also contributed to the decrease in non-interest expense. The decrease in the change in fair value of derivative debt instrument was the result of the previously mentioned preferred stock exchange for Notes or repurchases. These decreases were offset by smaller increases in compensation and employee benefits, data processing expense, and other non-interest expenses. Compensation and employee benefits increased $30,000, or 5.9%, from $505,000 for the three months ended March 31, 2003 to $535,000 for the comparable period in 2004. The increase in compensation and employee benefits was primarily the result of increased state unemployment taxes for the 2004 period. Employee pay raises and one extra work day in the 2004 period as compared to the 2003 period also contributed to the increase in compensation and employee benefits.

Income Taxes

The Company did not record an income tax expense on the pre-tax income of $91,000 for the three months ended March 31, 2003. The Company did not record an income tax benefit on the pre-tax loss of $171,000 for the three months ended March 31, 2004. No tax liability was due for the 2003 period and no carryback benefit was available for the 2004 period. A 100% valuation allowance for all of the Company’s deferred tax assets was in place during both periods and remains in place as of March 31, 2004.

Cumulative Dividend Arrearage and Premium Accretion on Preferred Stock

The Company recorded $12,000 and $104,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding for the three months ended March 31, 2004 and the three months ended March 31, 2003, respectively. This decrease was also the result of the preferred stock exchanges and repurchases previously discussed. The $12,000 charge to retained earnings for the three months ended March 31, 2004 included cumulative but unpaid dividends of $6,000 and premium accretion of $6,000.

Off-Balance-Sheet Arrangements

For a discussion of the Company’s off-balance-sheet arrangements, see Note 4 to the Company’s unaudited Consolidated Financial Statements included herein and “Loans” above.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Bancshares is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine proceedings, in the aggregate, are believed by Management to be immaterial to Bancshares’ financial condition or results of operations.

ITEM 2 - CHANGES IN SECURITIES

There were no changes in securities or Company common stock repurchases during the three months ended March 31, 2004. As a result, the required table is not included in this Form 10-QSB.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

See “Cumulative Dividend Arrearages on Preferred Stock” on page 21.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a)	Exhibits

3(a)	Certificate of Incorporation of the Company(1)

3(b)	Certificate of Amendment of Certificate of Incorporation(2)

3(c)	Bylaws of the Company(1)

3(d)	Amendment to Bylaws, dated September 10, 1998(3)

4(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock(4)

4(b)	Certificate of Designation of the Preference and Rights of the Series B Preferred Stock(4)

11	Statement re: computation of per share earnings (See Note 2 to the Company’s consolidated unaudited financial statements on page 5 hereof)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, (SEC File No. 33-87384), as subsequently amended.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 1997.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Form 8-K dated August 31, 2001.

(b)	Reports on Form 8-K

1.	Bancshares filed a Form 8-K on February 6, 2004, announcing its financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTHERN BANCSHARES, INC.

Date May 19, 2004	/s/ B. JACK JOHNSON

B. Jack Johnson President and Chief Executive Officer (Principal Executive Officer)

Date May 19, 2004	/s/ RODERICK V. SCHLOSSER

Roderick V. Schlosser Executive Vice President and Chief Financial Officer (Principal Financial Officer)