Form 10QSB
period 2004-06-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 2004-08-16
CIK 934302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(256) 764-7131

(Issuer’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,256,715 shares of $.01 par value common stock as of August 13, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB

June 30, 2004

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	June 30, 2004	December 31, 2003
		(See Note 6)
ASSETS
Cash and cash equivalents	$7,173	$10,468
Investment securities available for sale, at fair value	13,235	12,711
Loans held for sale	—	77
Loans receivable, net of allowance for loan losses of $2,781 and $2,866	70,698	69,557
Premises and equipment, net	2,445	2,346
Federal Home Loan Bank stock, at cost	416	383
Accrued interest receivable	432	489
Foreclosed real estate	333	613
Other assets	432	336

Total assets	$95,164	$96,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$7,311	$8,633
Interest-bearing	73,262	72,989

Total deposits	80,573	81,622
Advances from Federal Home Loan Bank	5,639	5,716
Notes payable to directors	1,000	1,000
Subordinated capital notes, net of discount	6,431	6,411
Other liabilities	319	459
Derivative debt instrument	188	196

Total liabilities	94,150	95,404

Commitments and contingencies	—	—
Redeemable Preferred Stock, $.01 par value
Series A - 250,000 shares authorized; 27,273 and 29,546 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively; 4% cumulative dividends initially, increasing after five years (aggregate future redemption value $600 plus cumulative dividend arrearages of $68)	564	586

Total redeemable preferred stock	564	586

Stockholders’ equity
Common stock, $.01 par value; 4,000,000 shares authorized; 2,076,969 shares issued and 1,256,715 outstanding	21	21

Paid-in capital
Common stock warrants	211	211
Additional paid-in capital	11,786	11,785

Total paid-in capital	11,997	11,996

Retained earnings - substantially restricted	126	526
Net unrealized loss on securities available for sale	(213)	(72)
Treasury stock, at cost	(11,481)	(11,481)

Total stockholders’ equity	450	990

Total liabilities and stockholders’ equity	$95,164	$96,980

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(See Note 6)		(See Note 6)
INTEREST INCOME:
Loans	$1,073	$1,148	$2,140	$2,271
Investment securities	97	115	191	243
Other	16	18	32	37

Total interest income	1,186	1,281	2,363	2,551

INTEREST EXPENSE:
Deposits	300	399	611	845
Advances from Federal Home Loan Bank	81	82	162	163
Notes payable to banks	—	12	—	24
Notes payable to directors	12	16	25	33
Subordinated capital notes	84	—	168	—

Total interest expense	477	509	966	1,065

NET INTEREST INCOME	709	772	1,397	1,486
PROVISION (REDUCTION OF PROVISION) FOR LOAN LOSSES	—	(189)	—	(389)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	709	961	1,397	1,875

NONINTEREST INCOME:
Loan fees and service charges	154	199	296	395
Net gains (losses) on sale of foreclosed real estate and other assets	(39)	—	(45)	27
Net gains (losses) on sale of investments	—	53	(1)	53
Other	6	11	36	18

Total noninterest income	121	263	286	493

NONINTEREST EXPENSES:
Compensation and employee benefits	539	516	1,074	1,021
Building and occupancy expense	105	109	204	241
Data processing expense	150	111	277	215
Advertising	2	7	7	12
FDIC insurance expense	37	37	76	76
Professional fees	60	119	150	253
Change in fair value of derivative debt instrument	3	18	7	36
Other	138	137	263	253

Total noninterest expense	1,034	1,054	2,058	2,107

INCOME (LOSS) BEFORE INCOME TAXES	(204)	170	(375)	261
INCOME TAX EXPENSE	—	5	—	5

NET INCOME (LOSS)	(204)	165	(375)	256
CUMULATIVE DIVIDEND ARREARAGE AND PREMIUM ACCRETION ON PREFERRED STOCK	(13)	(105)	(25)	(209)
GAIN ON REPURCHASE OF PREFERRED STOCK	1	—	1	—

BASIC INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(216)	$60	$(399)	$47

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.17)	$0.05	$(0.32)	$0.04

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.17)	$0.05	$(0.32)	$0.04

DIVIDENDS PER COMMON SHARE	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital			Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued		In Treasury		Warrants		Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2003, as previously reported	2,076,969	$21	(820,254)	$(11,481)	50,000	$8	$11,407	$1,142	$113	$1,210
Correction of accounting errors in prior periods (See Note 6)	—	—	—	—	—	—	—	(128)	—	(128)

Adjusted balances at January 1, 2003	2,076,969	21	(820,254)	(11,481)	50,000	8	11,407	1,014	113	1,082
Net loss for the year ended December 31, 2003 (See Note 6)	—	—	—	—	—	—	—	(149)	—	(149)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	—	(185)	(185)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(334)

Issuance of common stock warrants	—	—	—	—	184,912	203	—	—	—	203
Dividends accrued and premium accretion on redeemable preferred stock - Series A	—	—	—	—	—	—	—	(223)	—	(223)
Dividends accrued and premium accretion on redeemable preferred stock - Series B	—	—	—	—	—	—	—	(116)	—	(116)
Gain on exchange of subordinated capital notes for redeemable preferred stock - Series A	—	—	—	—	—	—	182	—	—	182
Gain on exchange of subordinated capital notes for redeemable preferred stock - Series B	—	—	—	—	—	—	130	—	—	130
Gain on repurchase of preferred stock - Series A	—	—	—	—	—	—	36	—	—	36
Gain on repurchase of preferred stock - Series B	—	—	—	—	—	—	30	—	—	30

Net change for the year	—	—	—	—	184,912	203	378	(488)	(185)	(92)

Balances at December 31, 2003	2,076,969	21	(820,254)	(11,481)	234,912	211	11,785	526	(72)	990
Net loss for the six months ended June 30, 2004	—	—	—	—	—	—	—	(375)	—	(375)
Change in net unrealized loss on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	—	(141)	(141)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(516)

Dividends accrued and premium accretion on redeemable preferred stock - Series A	—	—	—	—	—	—	—	(25)	—	(25)
Gain on repurchase of preferred stock - Series A	—	—	—	—	—	—	1	—	—	1

Net change for the year	—	—	—	—	—	—	1	(400)	(141)	(540)

Balances at June 30, 2004	2,076,969	$21	(820,254)	$(11,481)	234,912	$211	$11,786	$126	$(213)	$450

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
		(See Note 6)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(375)	$256
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	72	83
Reduction of provision for loan losses	—	(389)
Amortization of premiums/discounts on investments, net	41	68
Amortization of deferred loan fees	(5)	(11)
(Gains) losses on sale of investment securities, net	1	(53)
(Gains) losses on sale of foreclosed real estate and other assets, net	45	(27)
Change in fair value of derivative debt instrument	7	36
Amortization of discount on subordinated capital notes	20	—
Amortization of issuance costs on subordinated capital notes	8	—
(Increase) decrease in:
Loans held for sale	77	(1,142)
Accrued interest receivable	57	164
Income tax receivable	—	81
Other assets	(105)	(85)
Increase (decrease) in other liabilities	(140)	73

Net cash used in operating activities	(297)	(946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in total loans	(1,479)	(230)
Proceeds from repayments on mortgage-backed securities	1,057	3,970
Proceeds from sale or call of investments	5,169	4,151
Acquisition of investment securities	(6,933)	(5,383)
Proceeds from sale of foreclosed real estate	585	411
Improvements to foreclosed real estate	(6)	—
Sale (acquisition) of FHLB stock	(33)	301
Acquisition of premises and equipment	(171)	(62)

Net cash provided by (used in) investing activities	(1,811)	3,158

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	(1,049)	328
Repayment of advances from Federal Home Loan Bank	(77)	(11)
Repurchase of preferred stock	(61)	—

Net cash provided by (used in) financing activities	(1,187)	317

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,295)	2,529
Cash and cash equivalents at beginning of period	10,468	7,011

Cash and cash equivalents at end of period	$7,173	$9,540

SUPPLEMENTAL INFORMATION FOR CASH FLOW:
Noncash transactions:
Change in net unrealized gain (loss) on securities available-for-sale	$(141)	$(9)
Loans foreclosed and transferred to real estate owned	$343	$465
Book value of derivative debt instrument extinguished through repurchases of Series A preferred stock	$15	$—
Cash paid (received) during the period for:
Interest	$970	$1,066
Income taxes	$—	$(75)

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The consolidated interim financial statements as of June 30, 2004 and for the six months ended June 30, 2004 include the accounts of the Issuer, First Southern Bancshares, Inc. (“Bancshares”), and its wholly-owned subsidiary, First Southern Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the “Company”.

The June 30, 2004 and 2003 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the June 30, 2004 and 2003 interim financial statements. See Note 6 for a discussion of the correction of an accounting error in prior periods. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the operating results for the full year. The December 31, 2003 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Issuer’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and has been adjusted for the effect of the correction of the accounting error discussed in Note 6. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period adjusted for the effect of dilutive convertible securities. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

	Three months ended June 30, 2004			Three months ended June 30, 2003
	Numerator	Denominator	EPS	Numerator	Denominator	EPS
Basic income (loss) applicable to common shareholders	$(216,000)	1,256,715	$(0.17)	$60,000	1,256,715	$0.05

Effective of dilutive securities:
Warrants(1)	—	—		—	20,414
Options(2)	—	—		—	—
Convertible preferred stock(3)	—	—		—	—

Diluted income (loss) applicable to common shareholders	$(216,000)	1,256,715	$(0.17)	$60,000	1,277,129	$0.05

(1)	Warrants have an anti-dilutive effect for the 2004 period.

(2)	Options have an anti-dilutive effect for both periods.

(3)	The impact of convertible preferred stock has an anti-dilutive effect for the 2003 period. There was no convertible preferred stock outstanding during the 2004 period.

	Six months ended June 30, 2004			Six months ended June 30, 2003
	Numerator	Denominator	EPS	Numerator	Denominator	EPS
Basic income (loss) applicable to common shareholders	$(399,000)	1,256,715	$(0.32)	$47,000	1,256,715	$0.04

Effective of dilutive securities:
Warrants(1)	—	—		—	18,750
Options(2)	—	—		—	—
Convertible preferred stock(3)	—	—		—	—

Diluted income (loss) applicable to common shareholders	$(399,000)	1,256,715	$(0.32)	$47,000	1,275,465	$0.04

(1)	Warrants have an anti-dilutive effect for the 2004 period.

(2)	Options have an anti-dilutive effect for both periods.

(3)	The impact of convertible preferred stock has an anti-dilutive effect for the 2003 period. There was no convertible preferred stock outstanding during the 2004 period.

NOTE 3 – FHLB DEBT AND LIQUIDITY

The Bank’s FHLB credit availability program, which has a credit limit of 10% of the Bank’s assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB. Credit availability is limited to 75% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral. FHLB deposits may also collateralize FHLB borrowings. The requirement to pledge qualifying mortgages and investment securities for any additional borrowings from the FHLB limits the Bank’s short-term liquidity. The Bank’s liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings. At June 30, 2004, the Bank has pledged investment securities with a market value of $6.6 million to the FHLB to collateralize outstanding advances of $5.6 million. In addition, the Bank has pledged an additional $4.9 million in first mortgage loans to secure the Bank’s obligations under its correspondent banking services with the FHLB.

Effective with the execution of a new borrowing agreement with the FHLB on July 15, 2004, all existing debt and any future borrowings from the FHLB will be collateralized by a blanket lien on the Bank’s residential first mortgage loans, commercial first mortgage loans, multi-family first mortgage loans, home equity lines of credit and residential second mortgage loans. The specific pledges on investment securities and mortgage loans were released upon execution of the new agreement. The Bank has also pledged its FHLB capital stock and its primary deposit account at the FHLB.

NOTE 4 – COMMITMENTS

At June 30, 2004, the Company had $2.7 million of outstanding net loan commitments, $5.6 million of unused lines of credit, and $472,000 of standby letters of credit.

The Bank is guarantor on certain irrevocable standby letters of credit issued on behalf of certain customers in the ordinary course of business. The maximum potential amount of future payments the Bank could be required to make under the standby letters of credit as of June 30, 2004 was $472,000. The current fair value of the liability for the Bank’s obligations under these standby letters of credit was less than $3,000 as of June 30, 2004, which approximates the unearned premium or fee received. The Bank’s recourse is limited to its rights as an unsecured lender to the applicant.

NOTE 5 – CONTINGENCIES

Bancshares and the Bank are subject to certain regulatory capital requirements. As a result of the Memorandum of Understanding (“the MOU”) with the Federal Reserve Bank of Atlanta, Bancshares is restricted from incurring any additional debt without the prior written approval of the Federal Reserve. The MOU also prohibits Bancshares from declaring or paying dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank. Bancshares has adopted a capital restoration plan and a capital and dividend policy to comply with the provisions of the MOU and is required to submit quarterly progress reports to the Federal Reserve. The MOU will remain in effect until modified or terminated by the Federal Reserve. At June 30, 2004, Bancshares believes it is in material compliance with the MOU.

Prior to July 29, 2004, the Bank was subject to a Consent Order (the “Order”) with the FDIC and the Alabama State Banking Department (the “Department”) (collectively the “Regulators”). The Order became effective March 25, 2002 and required the Bank to address various operational deficiencies, including certain violations of law and regulations identified by the Regulators within various time periods prescribed in the Order. Among other things, the Bank was to address identified deficiencies with respect to management, earnings, asset quality, capital adequacy, allowance for loan losses, and internal policies, procedures and controls.

Based on the improvement in the Bank’s overall financial condition and the Bank’s efforts to comply with the Order, the Regulators terminated the Order on July 29, 2004 and affected a corrective program in the form of a MOU. The MOU is an agreement between the Board of Directors of the Bank and the Regulators that requires, among other things, the Bank to have and retain qualified management, to submit annual budgets and report on the Bank’s actual performance as compared to the budgets, to maintain Tier 1 leverage capital of not less than 7% and to continue to maintain an adequate allowance for loan losses. The MOU also instructs the Bank not to pay any dividends to the Company without the prior written approval of the Regulators. As of the filing of this report, management believes it is in material compliance with the MOU. A copy of the MOU was filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on August 3, 2004.

While Bancshares and the Bank have taken actions to achieve compliance with the MOU’s in a timely manner, there are no assurances that it will be successful in continuing to be in compliance with the MOU’s. Management of the Company cannot currently estimate the effects of these commitments on the financial condition, liquidity, and results of operations of the Bank or Bancshares.

NOTE 6 – CORRECTION OF ACCOUNTING ERROR IN PRIOR PERIODS

Subsequent to March 31, 2004, but prior to filing the March 31, 2004 Form 10-QSB, the Bank discovered errors in the accounting for certain long-term, fixed-rate residential mortgage loans originated in the 1970’s and early 1980’s. Twenty of these loans with a total corrected principal balance of $128,000 were in the Bank’s portfolio and another twenty-five of these loans with a total corrected principal balance of $133,000 were sold in connection with the sale of two branches in 2002. The balances of these loans were overstated $135,000 due to the accounting errors thereby overstating interest income on the loans for the twenty to thirty years they have been outstanding. $133,000 of the total overstatement related to periods prior to 2004. The Consolidated Statement of Financial Condition as of December 31, 2003 has been revised to reflect the correction of the error through a decrease in net loans receivable of $65,000, an increase in other liabilities of $68,000 to reflect the liability due the purchaser of certain of the loans and a decrease in retained earnings and total stockholders’ equity of $133,000. The unaudited Consolidated Statements of Operations for the six-months ended June 30, 2004 and 2003, reflect the correction of the impact of these errors on interest income of $2,000 and $3,000 for the periods, respectively. The unaudited Consolidated Statement of Stockholders’ Equity for 2003 has been revised to reflect the correction of the error through a decrease in the beginning January 1, 2003 balance of retained earnings and total stockholders’ equity of $128,000 and the net loss for the year ended December 31, 2003 reflected in the statement has been increased by $5,000 to reflect the impact of the errors on interest income for 2003.

The Company does not intend to restate any previously issued Form 10-QSB’s or Form 10-KSB’s for previous periods because, in the opinion of management, the effect is not material to the results of operations for any period previously reported on.

NOTE 7 – COMPANY COMMON STOCK REPURCHASES

On July 8, 2004, the Company announced that the Company’s Board of Directors had approved proceeding with a proposed going private transaction through a subsidiary merger. The proposed transaction would reduce the number of stockholders of record from approximately 950 to less than 200. Following the proposed merger, the surviving entity would continue operations of the Company as a privately held corporation that would not be required to file periodic public reports with the Securities and Exchange Commission (the “SEC”). For more information on the proposed transaction see Schedule 14-A Information filed on July 8, 2004.

During the six months ended June 30, 2004 and through the date of filing this Form 10-QSB, the Company did not repurchase any Company common stock in the open market or in privately negotiated transactions.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION

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

The discussion and analysis included herein covers material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2003, as well as certain material changes in results of operations during the six months ended June 30, 2004 as compared to the same period in 2003.

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

The Company Is Restricted from Certain Activities Including Paying Dividends to Stockholders.

Effective July 6, 2001, the Company entered into a MOU with the Federal Reserve Bank of Atlanta. The MOU prohibits the Company from incurring any additional debt without the prior written approval of the Federal Reserve Bank. The MOU also prohibits the Company from declaring or paying any dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank. The Company has adopted a capital plan and a capital and dividend policy in compliance with the provisions of the MOU. The Company is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta. The MOU will remain in effect until modified or terminated by the Federal Reserve Bank. At June 30, 2004, the Company believes it was in material compliance with the MOU. The Company received approval from the Federal Reserve Bank prior to the issuance of subordinated capital notes in 2003.

The Bank Has Entered Into a MOU with Regulators which Restricts Its Operations and the Expense of Compliance Could Have a Material Adverse Affect on the Company.

Prior to July 29, 2004, the Bank was subject to the Order with the FDIC and the Department. The Order became effective March 25, 2002 and required the Bank to address various operational deficiencies, including certain violations of law and regulations identified by the Regulators within various time periods prescribed in the Order. Among other things, the Bank was to address identified deficiencies with respect to management, earnings, asset quality, capital adequacy, allowance for loan losses, and internal policies, procedures and controls.

Based on the improvement in the Bank’s overall financial condition and the Bank’s efforts to comply with the Order, the Regulators terminated the Order on July 29, 2004 and affected a corrective program in the form of a MOU. The MOU is an agreement between the Board of Directors of the Bank and the Regulators that requires, among other things, the Bank to have and retain qualified management, to submit annual budgets and report on the Bank’s actual performance as compared to the budgets, to maintain Tier 1 leverage capital of not less than 7% and to continue to maintain an adequate allowance for loan losses. The MOU also instructs the Bank not to pay any dividends to the Company without the prior written approval of the Regulators. As of the filing of this report, management believes it is in material compliance with the MOU. A copy of the MOU was filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on August 3, 2004.

While Bancshares and the Bank have taken actions to achieve compliance with the MOU’s in a timely manner, there are no assurances that it will be successful in continuing to be in compliance with the MOU’s. Management of the Company cannot currently estimate the effects of these commitments on the financial condition, liquidity, and results of operations of the Bank or Bancshares.

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

On June 24, 2002, the Company entered into an agreement with Bank Independent, Sheffield, Alabama to sell the assets and certain related liabilities of its branch offices located at 2727 Mall Drive, Florence, Alabama and 102 Bank Street, Rogersville, Alabama. The closing of this transaction on September 20, 2002, resulted in a pre-tax gain of approximately $1.6 million. The reduction of income earning assets resulting from the transaction may have a negative effect on future net income.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

Total assets decreased $1.8 million, or 1.9%, from $97.0 million at December 31, 2003 to $95.2 million at June 30, 2004. The decrease in total assets was primarily the result of a decrease of $3.3 million in cash and cash equivalents. This decrease was partially offset by increases of $1.1 million in net loans receivable and $524,000 in investment securities.

Total liabilities decreased $1.2 million from $95.4 million at December 31, 2003 to $94.2 million at June 30, 2004. During the six months ended June 30, 2004, deposits decreased $1.0 million from $81.6 million at December 31, 2003 to $80.6 at June 30, 2004.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Financial Condition.

Critical Accounting Policies

The accounting principles followed by the Company and the methods of applying these principles conforms with accounting principles generally accepted in the United States and with general practices followed by the banking industry. Critical accounting policies relate to investments, loans, allowance for loan losses, derivative debt instruments, income taxes and stock-based compensation. These policies, which significantly affect the determination of financial position, results of operation and cash flows, are summarized in Note 1, “Organization and Summary of Significant Accounting Policies” and Note 9, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements in Exhibit 99(a) filed as part of the Issuer’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2004 of $7.2 million, or 7.5% of total assets, decreased from $10.5 million, or 10.8% of total assets, at December 31, 2003. The Bank’s interest bearing balances of cash and cash equivalents decreased by $2.1 million during the six months ended June 30, 2004, from $6.2 million at December 31, 2003 to $4.1 million at June 30, 2004. Interest bearing balances primarily consist of FHLB overnight account balances.

The changes in the sources and uses of cash related to operating, investing and financing activities are reflected in the Company’s “Consolidated Statement of Cash Flows”.

Investment Securities

Investment securities available for sale increased $524,000, or 4.1%, from $12.7 million at December 31, 2003 to $13.2 million at June 30, 2004. Proceeds from sales, calls or maturities of investment securities of $5.2 million, repayments on mortgage-backed securities of $1.1 million, and a $141,000 increase in the unrealized loss were offset by purchases of $6.9 million.

Loans

The primary investing activity of the Company is the origination of residential mortgage loans, commercial business and real estate loans, multi-family mortgage loans and consumer loans in its primary lending area of Lauderdale and Colbert Counties, and surrounding counties located in Northwest Alabama.

As discussed in “Risk Factors,” the Company has had a significant change in operating strategy and Management since January 1, 2001. Primary emphasis was given to problem loan administration during 2001 and 2002. As a result of declining capital ratios, it was Management’s intent to reduce the overall size of the Bank, raise additional capital and bring required capital ratios into compliance with regulatory guidelines. Therefore, the Bank’s loan portfolio decreased significantly from $139.7 million at December

31, 2000 to $67.6 million at December 31, 2002. This decrease in net loans receivable includes the September 2002 sale of $9.1 million of loans related to the sale of the assets and transfer of certain liabilities of branch offices located at 2727 Mall Drive, Florence, Alabama and 102 Bank Street, Rogersville, Alabama.

The size of the loan portfolio increased during the year ended December 31, 2003. Net loans increased $2.0 million from $67.6 million at December 31, 2002 to $69.6 million at December 31, 2003. The size of the loan portfolio has continued to increase for the six months ended June 30, 2004. Net loans increased $1.1 million from $69.6 million at December 31, 2003 to $70.7 million at June 30, 2004. A comparison of the Company’s loan portfolio at June 30, 2004 and December 31, 2003 is shown below.

	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
			(See Note 6)
Mortgage loans:
One-to-four family residential	$29,228	41.34%	$27,326	39.29%
Multi-family residential	2,095	2.96	2,965	4.26
Construction and land development loans	9,149	12.94	5,331	7.66
Commercial	16,932	23.95	18,805	27.04

Total mortgage loans	57,404	81.20	54,427	78.25

Commercial business loans	10,011	14.16	10,278	14.78
Consumer loans	8,833	12.49	9,120	13.11

Total loans	76,248	107.85	73,825	106.14

Less:
Undisbursed loans in process	2,626	3.71	1,286	1.85
Unamortized fees and deferred interest	143	0.20	116	0.17
Allowance for loan losses	2,781	3.93	2,866	4.12

Net loans receivable	$70,698	100.00%	$69,557	100.00%

Total mortgage loans increased $3.0 million, or 5.5%, to $57.4 million at June 30, 2004, from $54.4 million at December 31, 2003. The $3.0 million increase in mortgage loans was primarily the result of originations of residential construction loans. These loans will convert at maturity to an adjustable rate product or will be sold in the secondary market. The Bank does originate residential mortgage loans; however, the majority of these loans have been sold in the secondary mortgage market as they are low, fixed rate, long-term loans. In managing the interest rate risk of the Bank, these loans are generally not desirable for the Bank’s portfolio as compared to adjustable rate residential mortgage loans. Originations of adjustable rate mortgage loans were $1.4 million for the six months ended June 30, 2004.

The Company’s combined commercial and consumer loan portfolio decreased $554,000, or 2.9%, to $18.8 million at June 30, 2004 from $19.4 million at December 31, 2003, as new loan originations did not offset the level of repayments. It is not Management’s intention to curtail lending to the commercial business and consumer market sectors.

At June 30, 2004, the Company has no significant commitments to originate fixed rate, portfolio loans. The majority of the Bank’s commitments are in the form of unused commercial business and consumer lines of credit, and standby letters of credit as follows (dollars in thousands):

	Contract or notional amount
	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Financial instruments and contract amounts which represent credit risk:
Commitments to extend credit	$2,725	$1,265
Unused lines of credit	5,591	5,098
Standby letters of credit	472	240

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

The following table sets forth non-performing assets at the dates indicated:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$3,468	$3,764
Accruing loans which are contractually past due 90 days or more	451	245

Total of non-accrual and 90 days past due loans	$3,919	$4,009
Foreclosed real estate	333	613
Other repossessed assets	—	1

Total non-performing assets	$4,252	$4,623

Total non-performing assets decreased $371,000, or 8.0%, during the six months ended June 30, 2004, from $4.6 million at December 31, 2003 to $4.3 million at June 30, 2004. The decrease is primarily the result of a $281,000 decrease in foreclosed real estate and other repossessed assets and a $296,000 decrease in non-accruing loans. These decreases were offset by a $206,000 increase in accruing loans which are contractually past due 90 days or more.

Non-accrual loans decreased $296,000, or 7.9%, during the six months ended June 30, 2004, from $3.8 million at December 31, 2003 to $3.5 million at June 30, 2004. The net decrease in non-accrual loans was the result of $563,000 in impaired loans being paid off during the six-month period. There were three residential properties totaling $232,000 and one commercial property totaling $172,000 that were transferred to foreclosed real estate during the six-month period. Payments on non-accrual loans totaled $178,000, while charge-offs totaled $20,000. Offsetting the decreases previously mentioned, loans totaling $870,000 were transferred to non-accrual status during the six months ended June 30, 2004.

Accruing loans that are contractually past due 90 days or more increased $206,000 during the six months ended June 30, 2004, from $245,000 at December 31, 2003 to $451,000 at June 30, 2004. Foreclosed real estate decreased $280,000 during the six months ended June 30, 2004 from $613,000 at December 31, 2003 to $333,000 at June 30, 2004. At June 30, 2004, the Company did not have any other repossessed assets. At December 31, 2003, the Company’s other repossessed assets totaled $1,000.

Included in non-performing assets are $3.5 million of impaired loans at June 30, 2004 compared to $3.8 million at December 31, 2003. There was approximately $1.0 million and $945,000 in the allowance for loan losses specifically allocated to impaired loans at June 30, 2004 and December 31, 2003, respectively.

Allowance for Loan Losses

When determining the adequacy of the allowance for loan losses, management primarily considers the regulatory and Company classification of assets together with changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses decreased $85,000 from $2.9 million at December 31, 2003 to $2.8 million at June 30, 2004. The allowance for loan losses represented 3.9% and 4.1% of net loans receivable at June 30, 2004 and December 31, 2003, respectively. See further discussion in “Provision for Loan Losses” below.

In the opinion of Management, the allowance for loan losses was adequate at June 30, 2004, to provide for potential loan losses in the loan portfolio at that date. While Management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase or decrease the allowance in the future. Increases could have a material adverse affect on the Bank's financial condition and results of operations. Losses ultimately confirmed will vary from original estimates, and adjustments, as necessary, will be made in the period in which these factors and other considerations become known.

Deposits, FHLB Advances and Other Notes Payable

Deposit balances decreased $1.0 million, or 1.3%, from $81.6 million at December 31, 2003 to $80.6 million at June 30, 2004. The decrease in deposit balances results from a $1.3 million, or 15.3%, decrease in noninterest-bearing deposit accounts from $8.6 million at December 31, 2003 to $7.3 million at June 30, 2004. The decrease in noninterest-bearing deposit accounts was offset by a $273,000, or 0.4%, increase in interest-bearing deposit accounts. Interest-bearing deposit accounts increased from $73.0 million at December 31, 2003 to $73.3 million at June 30, 2004.

At June 30, 2004, savings certificates amounted to $47.2 million, or 58.6% of the Company’s total deposits, including $31.7 million that were scheduled to mature by June 30, 2005. Management of the Company believes it has adequate resources to fund all commitments with savings deposits, available FHLB overnight account funds and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company’s borrowings from the FHLB decreased $77,000 during the six months ended June 30, 2004 from $5.7 million at December 31, 2003 to $5.6 million at June 30, 2004. Notes payable to directors remained constant at $1.0 million at both December 31, 2003 and June 30, 2004.

Subordinated Capital Notes

Subordinated capital notes (the “Notes”) were $6.4 million at both December 31, 2003 and June 30, 2004.

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

The Notes bear interest, payable quarterly, at a fixed rate of 4.5% per annum through September 30, 2005, and thereafter at a floating rate equal to the prime rate. The Notes mature in eight equal quarterly principal installments beginning December 30, 2006, with a final maturity of September 30, 2008. The Company may repay the Notes at any time without a penalty. The Company initially issued warrants to purchase 184,912 shares of common stock at $.01 per share related to the Notes. The warrants are exercisable one year after the date of issuance and expire in three years. The fair value of the warrants of $203,000 was recorded as a reduction to the subordinated capital notes in the liabilities section and credited to common stock warrants in the stockholders' equity section of the Consolidated Statement of Financial Condition. The discount will be amortized over the life of the Notes through a monthly charge to interest expense. As of June 30, 2004, no warrants issued with the subordinated capital notes are eligible for exercise. Additional warrants to purchase up to a maximum of 123,088 shares of the Company’s common stock are issuable on September 30, 2004, assuming the Notes remain outstanding. Thereafter, subject to the approval of the Company’s stockholders, warrants to purchase a maximum of 524,104 additional shares of Company stock may be issued.

The borrowing ability of Bancshares is restricted under the MOU. See “Risk Factors-The Company Is Restricted From Certain Activities Including Paying Dividends to Stockholders.”

Redeemable Preferred Stock and Derivative Debt Instrument

During 2001, the Company issued 160,350 shares of its 250,000 authorized shares of Series A redeemable, cumulative preferred stock (the "Series A preferred") for net proceeds of $3.5 million. Prior to August 1, 2006, the Series A preferred carries a cumulative 4% annual dividend ($.88 per share), payable semi-annually (in March and September), if declared, in cash or, at the option of the holder, in shares of common stock valued at 85% of the defined book value as of the prior quarter end, subject to certain limitations. After July 31, 2006, the annual dividend increases to $5.928 per share. In the event the Company's defined book value is not equal to or greater than $9.88 per adjusted share on July 31, 2006, then each holder of the Series A preferred shall be entitled to an incentive payment equal to four times the difference between the defined book value and $9.88 per adjusted share up to a maximum total incentive payment of $8 per share. After five years, the issuer may call the shares at any time and, after seven years, the holders may annually put to the Company up to 25% of the shares purchased in the offering, at a price equal to all accrued unpaid dividends plus the higher of $22.00 per share or four times the defined book value per adjusted share (based on equivalent common shares).

The incentive payment on the Series A preferred is indexed to the Company’s common stock but is not clearly and closely related to the economic characteristics and risks of the Series A preferred (the “host contract”) and requires settlement in cash or common stock at the option of the holder. Thus, the incentive payment qualifies as an “embedded derivative” within the host contract. In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially

Settled in, a Company’s Own Stock, the incentive payment on the Series A preferred has been accounted for as a separate derivative liability on the statement of financial condition and is measured at fair value. The change in fair value is recognized currently in the statement of operations as Change in Fair Value of Derivative Debt Instrument. For the six months ended June 30, 2004 and 2003, the Company recognized charges of $7,000 and $36,000, respectively, on this instrument.

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

Because of the mandatory redemption premium and cumulative dividend features of the Series A and Series B preferred stocks, the Company is accreting the applicable redemption premiums utilizing the interest method over the minimum holding period, and is also accruing the cumulative dividends for each Series as earned. No dividends have been declared or paid since the issuance of the Series A and Series B preferred stocks due to the capital and dividend restrictions of the MOU. For the three months ended June 30, 2004 and 2003, the Company provided $25,000 and $209,000, respectively, for the applicable accretion and dividends earned by a charge to retained earnings and corresponding increases to the respective carrying values of the Series A and Series B preferred stocks.

During 2003, the Company redeemed through the exchange of Notes 110,395 shares of the Series A preferred stock and 39,092 shares of the Series B preferred stock. Also during 2003, the Company repurchased for cash 20,409 shares of the Series A preferred stock and 8,683 shares of the Series B preferred stock. During the six months ended June 30, 2004, the Company repurchased for cash 2,273 shares of the Series A preferred stock. At June 30, 2004, 27,273 shares of the Series A preferred stock remain outstanding. All shares of the Series B preferred stock were exchanged for Notes or repurchased during 2003.

Stockholders’ Equity

Stockholders’ equity decreased $540,000 from December 31, 2003 to June 30, 2004. The decrease in stockholders’ equity was primarily the result of the $375,000 operating loss for the six months ended June 30, 2004, a $141,000 increase in the unrealized loss on securities available for sale and a non-cash charge to retained earnings of $25,000 to record the accretion of redeemable preferred stock, including cumulative but unpaid dividends. These decreases were offset by a $1,000 increase in additional paid-in capital as a result of a gain on the repurchase of preferred stock during the period.

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

At June 30, 2004, the Bank’s regulatory capital ratios were as follows:

	Amount	Percentage of adjusted total assets
	(Dollars in thousands)
First Southern Bank:
Total capital (to risk-weighted assets)	$8,681	13.25%
To be well capitalized under the FDICIA prompt corrective action provisions	6,550	10.00%

Excess	$2,131	3.25%

Tier 1 Capital (to risk-weighted assets)	$7,838	11.97%
To be well capitalized under the FDICIA prompt corrective action provisions	3,930	6.00%

Excess	$3,908	5.97%

Tier 1 Capital (to average assets)	$7,838	8.14%
To be well capitalized under the FDICIA prompt corrective action provisions	4,815	5.00%

Excess	$3,023	3.14%

To be well capitalized, the Bank must maintain the capital ratios as set forth in the preceding table and not be subject to a capital order. As of June 30, 2004, the Bank would have been categorized as “well capitalized” under applicable regulatory guidelines but for the Order as previously discussed. However, as of June 30, 2004, the Bank is in compliance with the Order’s requirement of Tier 1 capital equal to or in excess of 7.00% and meets the minimum risk-based standards.

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

Additionally, Bancshares requires cash for various operating needs including debt service and general corporate expenses. The primary source of liquidity for Bancshares is borrowings from various sources and dividends from the Bank. As discussed in “Risk Factors” section, the Bank is restricted from paying any dividends to Bancshares without prior written consent from the Regulators under terms of the MOU. Additionally, Bancshares is restricted from borrowing without special regulatory approval under terms of the MOU. As a result, liquidity at the holding company level could become insufficient to support Bancshares’ need for funds.

The Bank’s FHLB credit availability program, which has a credit limit of 10% of the Bank’s assets, requires all existing debt and any future borrowings from the FHLB be collateralized by the physical transfer of the requisite percentage of qualifying mortgage loans or eligible investment securities to the FHLB. Credit availability is limited to 75% of the fair value of qualifying mortgage loans and 97% of the fair value of investment securities held as collateral. FHLB deposits may also secure FHLB borrowings. The requirement to pledge qualifying mortgages or investment securities for any additional borrowings from the FHLB limits the Bank’s short-term liquidity. The Bank’s liquidity requirements primarily rely on the management of cash, deposits, sale of investments or other borrowings. At June 30, 2004, the Bank has pledged investment securities with a market value of $6.6 million to the FHLB to collateralize outstanding advances of $5.6 million. Additionally, first mortgage loans with an aggregate unpaid principal balance of $4.9 million were pledged to secure the Bank’s obligations under its correspondent banking services with the FHLB.

Effective with the execution of a new borrowing agreement with the FHLB on July 15, 2004, all existing debt and any future borrowings from the FHLB will be collateralized by a blanket lien on the Bank’s residential first mortgage loans, commercial first mortgage loans, multi-family first mortgage loans, home equity lines of credit and residential second mortgage loans. The specific pledges on investment securities and mortgage loans were released upon execution of the new agreement. The Bank has also pledged its FHLB capital stock and its primary deposit account at the FHLB.

At June 30, 2004, the Bank has pledged securities with a market value of $259,000 to the State of Alabama to secure public deposits.

The Company’s liquid assets, excluding pledged securities, decreased from $17.0 million, or 17.5% of total assets, at December 31, 2003 to $13.5 million, or 14.2% of total assets, at June 30, 2004. It is Management’s policy to maintain sufficient liquid assets to cover all foreseeable demands on cash.

In addition to the liquidity issues discussed above, as an insured institution as described in the Federal Deposit Insurance Act, the Bank is required to maintain “cash reserves” under guidelines established by the Federal Reserve. Depository institutions, as defined by the Federal Reserve, are required to maintain cash reserves for the purpose of facilitating the implementation of monetary policy of the Federal Reserve System. At June 30, 2004, the Bank’s qualifying funds of $706,000 exceeded the required reserve of $108,000.

COMPARISON OF OPERATING RESULTS FOR THE

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

General

Consolidated net loss before the effects of redeemable preferred stock for the three months ended June 30, 2004 was $204,000 as compared to a consolidated net income before the effects of redeemable preferred stock of $165,000 for the three months ended June 30, 2003. Consolidated net loss applicable to common shareholders for the three months ended June 30, 2004 was $216,000 as compared to a net income of $60,000 for the three months ended June 30, 2003. Basic and diluted loss per common share for the three months ended June 30, 2004 was $0.17 as compared to a basic and diluted income per common share of $0.05 for the three months ended June 30, 2003.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Operations.

Net Interest Income

Net interest income for the three months ended June 30, 2004 was $709,000, a decrease of $63,000, or 8.2%, compared to $772,000 for the three months ended June 30, 2003. The decrease in interest income on earning assets of $95,000 exceeded the $32,000 decrease in interest expense on deposits and borrowings for the period.

The net interest margin decreased from 3.59% for the three months ended June 30, 2003 to 3.20% for the comparable period in 2004.

Interest Income

Interest income for the three months ended June 30, 2004 was $1.2 million as compared to $1.3 million for the three months ended June 30, 2003, representing a decrease of $95,000, or 7.4%. The decrease was primarily attributable to a decrease in the average yield on interest-earning assets from 5.95% for the three months ended June 30, 2003 to 5.35% for the three months ended June 30, 2004. The lower yield is primarily the result of lower market interest rates attributable to rate reductions by the Federal Reserve Bank. Average interest-earning assets increased from $86.4 million for the three months ended June 30, 2003 to $89.1 million for the comparable period in 2004 which partially offset the effects of lower yields.

Interest on loans receivable remained constant at $1.1 million for the three months ended June 30, 2003 and for the comparable period in 2004. The average balance of total accruing loans increased from $67.1 million for the three months ended June 30, 2003 to $70.5 million for the three months ended June 30, 2004. The average yield on total accruing loans decreased from 6.86% for the three months ended June 30, 2003 to 6.12% for the comparable period in 2004.

Interest on investment securities decreased $18,000, or 15.7%, from $115,000 for the three months ended June 30, 2003 to $97,000 for the three months ended June 30, 2004. The decrease is the result of the average balance of investment securities decreasing $1.7 million from $14.6 million for the 2003 period to $12.9 million for the comparable period in 2004. A decrease in the average yield on investment securities also contributed to the decrease in interest income. The average yield on investment securities decreased from 3.17% for the three months ended June 30, 2003 to 3.04% for the comparable period in 2004.

Other interest income includes earnings on the overnight account at the FHLB of Atlanta and FHLB stock dividends. The $2,000 decrease in other interest income from $18,000 for the three months ended June 30, 2003 to $16,000 for the three months ended June 30, 2004 is due primarily to a decrease in the average yields on FHLB overnight balances and a decrease in average FHLB stock balances. The average balance of FHLB overnight account balances and other interest-bearing deposits increased $1.2 million, or 29.6%, from $4.1 million for the three months ended June 30, 2003 to $5.4 million for the comparable period in 2004. However, the average yield on FHLB overnight account balances and other interest-bearing deposits decreased from 1.26% to 0.95% during the same periods, respectively. The average FHLB stock balance decreased as a result of redemptions by the FHLB from $578,000 for the three months ended June 30, 2003 to $416,000 for the three months ended June 30, 2004. The average yield on FHLB stock balances decreased from 4.00% to 3.50% during the same periods, respectively.

Interest Expense

Interest expense for the three months ended June 30, 2003 was $477,000 compared to $509,000 for the three months ended June 30, 2004, representing a decrease of $32,000, or 6.3%.

Interest on deposits decreased $99,000, or 24.8%, from $399,000 for the three months ended June 30, 2003 to $300,000 for the comparable period in 2004. The average balance of interest-bearing deposits decreased $1.1 million, or 1.5%, from $75.1 million for the three months ended June 30, 2003 to $74.0 million for the three months ended June 30, 2004, primarily as a result of a higher mix of non interest-bearing demand accounts. The average cost of interest-bearing deposits decreased from 2.13% to 1.63% during the same periods, respectively.

Interest expense on FHLB advances decreased slightly for the three months ended June 30, 2004 compared to the same period in 2003 due to a $65,000, or 1.1%, decrease in the average balance. The average cost of FHLB advances remained constant at 5.74%.

Interest expense on notes payable to banks was $12,000 for the three months ended June 30, 2003. The note was paid in full on September 30, 2003 with proceeds from the issuance of Notes. See further discussion in “Subordinated Capital Notes” above.

Interest expense on notes payable to directors decreased $4,000, or 25.0%, from $16,000 for the three months ended June 30, 2003 to $12,000 for the three months ended June 30, 2004. The average balance of notes payable to directors decreased $250,000, or 20.0%, from $1.3 million for the three months ended June 30, 2003 to $1.0 million for the comparable period in 2004. Proceeds from the issuance of Notes were also used to fund the September 2003 decrease in notes payable to directors. The average cost of notes payable to directors decreased from 5.26% for the three months ended June 30, 2003 to 5.00% for the same period in 2004.

Interest expense on subordinated capital notes was $84,000 for the three months ended June 30, 2004. There were no Notes outstanding during the same period in 2003. The average balance and average cost of subordinated capital notes were $6.4 million and 5.26%, respectively, for the three months ended June 30, 2004. The interest expense for the 2004 period includes $10,000 for the amortization of discounts. For further discussion see “Subordinated Capital Notes” and “Redeemable Preferred Stock and Derivative Debt Instrument” above.

Provision for Loan Losses

The provision for loan losses is the cost of providing for anticipated future losses on loans. The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, Management’s and the Regulators’ assessment of loan portfolio quality, the value of collateral and general economic factors.

The identification of problem loans within the Bank’s portfolio began with an internal investigation starting in the third quarter of 2000. Classified assets, as defined by the Regulators, have decreased from $11.1 million, or 11.6% of total assets at June 30, 2003 to $7.1 million, or 7.4% of total assets at June 30, 2004. Management continues to address the significant amount of problem loans. Although the Board and Management believe that the most significant problems have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status.

The following table sets forth an analysis of the Bank’s allowance for loan loss activity for the periods indicated:

	Three months ended June 30,
	2004	2003
	(Dollars in thousands)
Balance - beginning of period	$2,850	$4,038
Provision (reduction of provision) for loan losses	—	(189)
Recoveries	63	111
Charge-offs	(132)	(267)

Balance - end of period	$2,781	$3,693

Management recorded a reduction of the provision for loan losses of $189,000 for the three months ended June 30, 2003. The $189,000 reduction of the provision for loan losses was directly attributable to the significant decrease in adversely classified assets and the decrease in net charge-offs. Management did not record a provision for loan loss for the three months ended June 30, 2004. Net charge-offs were $69,000 for the three-month period ended June 30, 2004 as compared to net charge-offs of $156,000 for the same period in 2003.

Non-Interest Income

Non-interest income decreased $142,000, or 54.0%, from $263,000 for the three months ended June 30, 2003 to $121,000 for the three months ended June 30, 2004. The decrease in non-interest income was primarily attributable to a $45,000, or 22.6%, decrease in loan fees and service charges. Loan fees and service charges decreased from $199,000 for the three months ended June 30, 2003 to $154,000 for the same period in 2004 primarily as a result of a decline in secondary marketing loan fees due to a decreased level of mortgage refinancing activity. Additionally, a net loss on the sale of foreclosed real estate and other assets of $39,000 was incurred for the three months ended June 30, 2004. The 2003 amount also included a $53,000 net gain on the sale of investments. Other non-interest income also decreased $5,000 from $11,000 for the three months ended June 30, 2003 to $6,000 for the same period in 2004.

Non-Interest Expense

Non-interest expense remained constant at $1.0 million for the three-month periods ended June 30, 2003 and June 30, 2004. Professional fees decreased $59,000, or 49.6% from $119,000 for the three months ended June 30, 2003 to $60,000 for the same period in 2004. A $15,000, or 83.3%, decrease in the change in the fair value of derivative debt instrument from $18,000 for the three months ended June 30, 2003 to $3,000 for the same period in 2004 also contributed a decrease in non-interest expense. The decrease in the change in fair value of derivative debt instrument was the result of the previously mentioned preferred stock exchanges and repurchases. These decreases were offset by increases in data processing expense and compensation and employee benefits. Data processing expense increased $39,000, or 35.1%, from $111,000 for the three months ended June 30, 2003 to $150,000 for the comparable period in 2004 primarily as a result of travel and training expenses associated with a system conversion scheduled for the third quarter of 2004. Compensation and employee benefits increased $23,000, or 4.5%, from $516,000 for the three months ended June 30, 2003 to $539,000 for the comparable period in 2004. The increase in compensation and employee benefits is the result of employee pay raises and one extra work-day in the 2004 period as compared to the 2003 period.

Income Taxes

The Company recorded an income tax expense of $5,000 on the pre-tax income of $170,000 for the three months ended June 30, 2003. The Company did not record an income tax benefit on the pre-tax loss of $204,000 for the three months ended June 30, 2004. The $5,000 expense in the 2003 period represents an adjustment to the 2002 carryback claim previously estimated. No tax liability was due for the 2003 period and no carryback benefit was available for the 2004 period. A 100% valuation allowance for all of the Company’s deferred tax assets was in place during both periods and remains in place as of June 30, 2004.

Cumulative Dividend Arrearage and Premium Accretion on Preferred Stock

The Company recorded $13,000 and $105,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding for the three months ended June 30, 2004 and the three months ended June 30, 2003, respectively. This decrease was the result of the preferred stock exchanges and repurchases previously discussed. The $13,000 charge to retained earnings for the three months ended June 30, 2004 included cumulative but unpaid dividends of $7,000 and premium accretion of $6,000.

Off Balance-Sheet Arrangements

For a discussion of the Company’s off-balance-sheet arrangements, see Note 4 to the Company’s unaudited Consolidated Financial Statements included herein and “Loans” above.

COMPARISON OF OPERATING RESULTS FOR THE

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

General

Consolidated net loss before the effects of redeemable preferred stock for the six months ended June 30, 2004 was $375,000 as compared to a consolidated net income before the effects of redeemable preferred stock of $256,000 for the six months ended June 30, 2003. Consolidated net loss applicable to common shareholders for the six months ended June 30, 2004 was $399,000 as compared to a consolidated net income of $47,000 for the six months ended June 30, 2003. Basic and diluted loss per common share for the six months ended June 30, 2004 was $0.32 as compared to a basic and diluted earnings per common share of $0.04 for the six months ended June 30, 2003.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Operations.

Net Interest Income

Net interest income for the six months ended June 30, 2004 was $1.4 million, a decrease of $89,000, or 6.0%, compared to $1.5 million for the six months ended June 30, 2003. The decrease in interest income on earning assets of $188,000 exceeded the $99,000 decrease in interest expense on deposits and borrowings for the period.

The net interest margin decreased from 3.49% for the six months ended June 30, 2003 to 3.17% for the comparable period in 2004.

Interest Income

Interest income for the six months ended June 30, 2004 was $2.4 million as compared to $2.6 million for the six months ended June 30, 2003, representing a decrease of $188,000, or 7.4%. The decrease was primarily attributable to a decrease in the average yield on interest-earning assets from 5.99% for the six months ended June 30, 2003 to 5.36% for the six months ended June 30, 2004. The lower yield is primarily the result of lower market interest rates attributable to rate reductions by the Federal Reserve Bank. Average interest-earning assets increased from $85.9 million for the six months ended June 30, 2003 to $88.6 million for the comparable period in 2004 which partially offset the effects of lower yields.

Interest on loans receivable decreased $131,000, or 5.8%, from $2.3 million for the six months ended June 30, 2003 to $2.1 for the comparable period in 2004. The average balance of total accruing loans increased from $66.5 million for the six months ended June 30, 2003 to $70.3 million for the six months ended June 30, 2004. The average yield on total accruing loans decreased from 6.89% for the six months ended June 30, 2003 to 6.12% for the comparable period in 2004.

Interest on investment securities decreased $52,000, or 21.4%, from $243,000 for the six months ended June 30, 2003 to $191,000 for the six months ended June 30, 2004. The decrease is the result of the average balance of investment securities decreasing $2.4 million from $14.9 million for the 2003 period to $12.5 million for the comparable period in 2004. A decrease in the average yield on investment securities also contributed to the decrease in interest income. The average yield on investment securities decreased from 3.29% for the six months ended June 30, 2003 to 3.06% for the comparable period in 2004.

Other interest income includes earnings on the overnight account at the FHLB of Atlanta and FHLB stock dividends. The $5,000 decrease in other interest income from $37,000 for the six months ended June 30, 2003 to $32,000 for the six months ended June 30, 2004 is due primarily to a decrease in the average yields on FHLB overnight balances and FHLB stock balances. The average balance of FHLB overnight account balances and other interest-bearing deposits increased $1.6 million, or 41.0%, from $3.8 million for the six months ended June 30, 2003 to $5.4 million for the comparable period in 2004. However, the average yield on FHLB overnight account balances and other interest-bearing deposits decreased from 1.26% to 0.95% during the same periods, respectively. The average FHLB stock balance decreased as a result of redemptions by the FHLB from $630,000 for the six months ended June 30, 2003 to $399,000 for the six months ended June 30, 2004. The average yield on FHLB stock balances decreased from 4.27% to 3.50% during the same periods, respectively.

Interest Expense

Interest expense for the six months ended June 30, 2003 was $1.1 million compared to $1.0 million for the six months ended June 30, 2004, representing a decrease of $99,000, or 9.3%.

Interest on deposits decreased $234,000, or 27.7%, from $845,000 for the six months ended June 30, 2003 to $611,000 for the comparable period in 2004. The average balance of interest-bearing deposits decreased $2.2 million, or 2.9%, from $75.9 million for the six months ended June 30, 2003 to $73.7 million for the six months ended June 30, 2004, primarily as a result of a higher mix of non interest-bearing demand accounts. The average cost of interest-bearing deposits decreased from 2.24% to 1.67% during the same periods, respectively.

Interest expense on FHLB advances decreased $1,000 from $163,000 for the six months ended June 30, 2003 to $162,000 for the comparable period in 2004. The average balance and cost of FHLB advances decreased slightly for the six months ended June 30, 2004 as compared to the same period during 2003.

Interest expense on notes payable to banks was $24,000 for the six months ended June 30, 2003. The note was paid in full on September 30, 2003 with proceeds from the issuance of Notes. See further discussion in “Subordinated Capital Notes” above.

Interest expense on notes payable to directors decreased $8,000, or 24.2%, from $33,000 for the six months ended June 30, 2003 to $25,000 for the six months ended June 30, 2004. The average balance of notes payable to directors decreased $250,000, or 20.0%, from $1.3 million for the six months ended June 30, 2003 to $1.0 million for the comparable period in 2004. Proceeds from the issuance of Notes were also used to fund the September 2003 decrease in notes payable to directors. The average cost of notes payable to directors decreased from 5.39% for the six months ended June 30, 2003 to 5.03% for the same period in 2004.

Interest expense on subordinated capital notes was $168,000 for the six months ended June 30, 2004. There were no Notes outstanding during the same period in 2003. The average balance and average cost of subordinated capital notes were $6.4 million and 5.27%, respectively, for the six months ended June 30, 2004. The interest expense for the 2004 period includes $20,000 for the amortization of discounts. For further discussion see “Subordinated Capital Notes” and “Redeemable Preferred Stock and Derivative Debt Instrument” above.

Provision for Loan Losses

The provision for loan losses is the cost of providing for anticipated future losses on loans. The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, Management’s and the Regulators’ assessment of loan portfolio quality, the value of collateral and general economic factors.

The identification of problem loans within the Bank’s portfolio began with an internal investigation starting in the third quarter of 2000. Classified assets, as defined by the Regulators, have decreased from $11.1 million, or 11.6% of total assets at June 30, 2003 to $7.1 million, or 7.4% of total assets at June 30, 2004. Management continues to address the significant amount of problem loans. Although the Board and Management believe that the most significant problems have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status.

The following table sets forth an analysis of the Bank’s allowance for loan loss activity for the periods indicated:

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Balance - beginning of period	$2,866	$4,185
Provision (reduction of provision) for loan losses	—	(389)
Recoveries	126	180
Charge-offs	(211)	(283)

Balance - end of period	$2,781	$3,693

Management recorded a reduction of the provision for loan losses of $389,000 for the six months ended June 30, 2003. The $389,000 reduction of the provision for loan losses was directly attributable to the significant decrease in adversely classified assets and the decrease in net charge-offs. Management did not record a provision for loan loss for the six months ended June 30, 2004. Net charge-offs were $85,000 for the six-month period ended June 30, 2004 as compared to net charge-offs of $103,000 for the same period in 2003.

Non-Interest Income

Non-interest income decreased $207,000, or 42.0%, from $493,000 for the six months ended June 30, 2003 to $286,000 for the six months ended June 30, 2004. The decrease in non-interest income was primarily attributable to a $99,000, or 25.1%, decrease in loan fees and service charges. Loan fees and service charges decreased from $395,000 for the six months ended June 30, 2003 to $296,000 for the same period in 2004 primarily as a result of a decline in secondary marketing loan fees due to a decreased level of mortgage refinancing activity. Additionally, the net loss on the sale of foreclosed real estate and other assets of $45,000 for the six months ended June 30, 2004 was $72,000 less than the net gain of $27,000 recorded for the comparable period in 2003. Also contributing to the decrease in non-interest income, the net loss on the sale of investments of $1,000 for the six months ended June 30, 2004 was $54,000 less than the net gain of $53,000 recorded during the same period in 2003. These decreases in non-interest income were offset by a $18,000 increase in other non-interest income from $18,000 for the six months ended June 30, 2003 to $36,000 for the same period in 2004. The increase in other non-interest income is primarily the result of expected refunds of excess franchise taxes paid in prior years.

Non-Interest Expense

Non-interest expense remained constant at $2.1 million for the six months ended June 30, 2003 and June 30, 2004. Professional fees decreased $103,000, or 40.7%, from $253,000 for the six months ended June 30, 2003 to $150,000 for the same period in 2004. Additionally, building and occupancy expense decreased $37,000, or 15.4%, from $241,000 for the six months ended June 30, 2003 to $204,000 for the same period in 2004. The 2003 amount included a $23,000 adjustment for prepaid 2002 rental income deferred to future periods. A $29,000, or 80.6%, decrease in the change in the fair value of derivative debt instrument from $36,000 for the six months ended June 30, 2003 to $7,000 for the same period in 2004 also contributed to the decrease in non-interest expense. The decrease in the change in fair value of derivative debt instrument was the result of the previously mentioned preferred stock exchanges and repurchases. These decreases were offset by increases in data processing expenses and compensation and employee benefits. Data processing expenses increased $62,000, or 28.8%, from $215,000 for the six months ended

June 30, 2003 to $277,000 for the comparable period in 2004 primarily as a result of costs associated with processing outgoing cash letters and travel and training costs associated with a systems conversion scheduled for the third quarter of 2004. Compensation and employee benefits increased $53,000, or 5.2%, from $1.0 million for the six months ended June 30, 2003 to $1.1 million for the comparable period in 2004. The increase in compensation and employee benefits was primarily the result of increased state unemployment taxes for the 2004 period. Employee pay raises and one extra work day in the 2004 period as compared to the 2003 period also contributed to the increase in compensation and employee benefits.

Income Taxes

The Company recorded an income tax expense $5,000 for the six months ended June 30, 2003. The Company did not record an income tax benefit on the pre-tax loss of $375,000 for the six months ended June 30, 2004. The $5,000 expense in the 2003 period represents an adjustment to the 2002 carryback claim previously estimated. No tax liability was due for the 2003 period and no carryback benefit was available for the 2004 period. A 100% valuation allowance for all of the Company’s deferred tax assets was in place during both periods and remains in place as of June 30, 2004.

Cumulative Dividend Arrearage and Premium Accretion on Preferred Stock

The Company recorded $25,000 and $209,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding for the six months ended June 30, 2004 and the six months ended June 30, 2003, respectively. This decrease was the result of the preferred stock exchanges and repurchases previously discussed. The $25,000 charge to retained earnings for the six months ended June 30, 2004 included cumulative but unpaid dividends of $13,000 and premium accretion of $12,000.

Off Balance-Sheet Arrangements

For a discussion of the Company’s off-balance-sheet arrangements, see Note 4 to the Company’s unaudited Consolidated Financial Statements included herein and “Loans” above.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and the principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Bancshares is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine proceedings, in the aggregate, are believed by Management to be immaterial to Bancshares’ financial condition or results of operations.

ITEM 2 - CHANGES IN SECURITIES

There were no changes in securities or Company common stock repurchases during the three months ended June 30, 2004. As a result, the required table is not included in this Form 10-QSB.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

See “Cumulative Dividend Arrearages on Preferred Stock” on pages 21 and 25.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a)	Exhibits

3(a)	Certificate of Incorporation of the Company(1)

3(b)	Certificate of Amendment of Certificate of Incorporation(2)

3(c)	Bylaws of the Company(1)

3(d)	Amendment to Bylaws, dated September 10, 1998(3)

4(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock(4)

4(b)	Certificate of Designation of the Preference and Rights of the Series B Preferred Stock(4)

11	Statement re: computation of per share earnings (See Note 2 to the Company’s consolidated unaudited financial statements on page 5 hereof)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, (SEC File No. 33-87384), as subsequently amended.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 1997.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Form 8-K dated August 31, 2001.

(b)	Reports on Form 8-K

1.	Bancshares filed a Form 8-K on May 27, 2004, announcing its financial results for the first quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTHERN BANCSHARES, INC.

Date August 16, 2004	/s/ B. Jack Johnson
B. Jack Johnson President and Chief Executive Officer (Principal Executive Officer)

Date August 16, 2004	/s/ Roderick V. Schlosser
Roderick V. Schlosser Executive Vice President and Chief Financial Officer (Principal Financial Officer)