Form 10QSB
period 2004-09-30
FIRST SOUTHERN BANCSHARES INC/DE
filed 2004-11-15
CIK 934302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(256) 764-7131

(Issuer’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,264,880 shares of $.01 par value common stock as of November 12, 2004.

Transitional Small Business Disclosure Format (check one):    Yes  ☐     No   ☒

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

FORM 10-QSB

September 30, 2004

ii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
		(See Note 6)
ASSETS
Cash and cash equivalents	$4,564	$10,468
Investment securities available for sale, at fair value	13,302	12,711
Loans held for sale	—	77
Loans receivable, net of allowance for loan losses of $2,582 and $2,866	73,683	69,557
Premises and equipment, net	2,486	2,346
Federal Home Loan Bank stock, at cost	416	383
Accrued interest receivable	472	489
Foreclosed real estate	302	613
Other assets	586	336

Total assets	$95,811	$96,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$8,335	$8,633
Interest-bearing	70,807	72,989

Total deposits	79,142	81,622
Advances from Federal Home Loan Bank	7,600	5,716
Notes payable to directors	1,000	1,000
Subordinated capital notes, net of discount	6,287	6,411
Other liabilities	395	459
Derivative debt instrument	191	196

Total liabilities	94,615	95,404

Commitments and contingencies	—	—
Redeemable Preferred Stock, $.01 par value
Series A - 250,000 shares authorized; 27,273 and 29,546 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively; 4% cumulative dividends initially, increasing after five years (aggregate future redemption value $600 plus cumulative dividend arrearages of $74)	576	586

Total redeemable preferred stock	576	586

Stockholders’ equity:

Common stock, $.01 par value; 4,000,000 shares authorized; 2,076,969 shares issued and 1,256,715 outstanding	21	21

Paid-in capital
Common stock warrants	378	211
Additional paid-in capital	11,786	11,785

Total paid-in capital	12,164	11,996

Retained earnings (deficit)	(22)	526
Net unrealized loss on securities available for sale	(62)	(72)
Treasury stock, at cost	(11,481)	(11,481)

Total stockholders’ equity	620	990

Total liabilities and stockholders’ equity	$95,811	$96,980

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(See Note 6)		(See Note 6)
INTEREST INCOME:
Loans	$1,091	$1,122	$3,231	$3,393
Investment securities	106	90	297	333
Other	14	12	46	49

Total interest income	1,211	1,224	3,574	3,775

INTEREST EXPENSE:
Deposits	299	368	910	1,213
Advances from Federal Home Loan Bank	82	83	244	246
Notes payable to banks	3	10	3	34
Notes payable to directors	13	17	38	50
Subordinated capital notes	98	—	266	—

Total interest expense	495	478	1,461	1,543

NET INTEREST INCOME	716	746	2,113	2,232

PROVISION (REDUCTION OF PROVISION) FOR LOAN LOSSES	(250)	101	(250)	(288)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	966	645	2,363	2,520

NONINTEREST INCOME:
Loan fees and service charges	144	238	440	633
Net gains (losses) on sale of foreclosed real estate and other assets	(15)	(14)	(60)	13
Net gains (losses) on sale of investments	—	3	(1)	56
Net loss on disposal of premises and equipment	(3)	—	(3)	—
Net gain on extinguishment of derivative debt instrument	—	36	—	36
Other	10	9	46	27

Total noninterest income	136	272	422	765

NONINTEREST EXPENSES:
Compensation and employee benefits	541	543	1,615	1,564
Building and occupancy expense	125	113	329	354
Data processing expense	370	119	647	334
Advertising	7	3	14	15
FDIC insurance expense	9	37	85	113
Professional fees	53	61	203	314
Change in fair value of derivative debt instrument	3	19	10	55
Other	130	123	393	375

Total noninterest expense	1,238	1,018	3,296	3,124

INCOME (LOSS) BEFORE INCOME TAXES	(136)	(101)	(511)	161

INCOME TAX EXPENSE	—	—	—	5

NET INCOME (LOSS)	(136)	(101)	(511)	156

CUMULATIVE DIVIDEND ARREARAGE AND PREMIUM ACCRETION ON PREFERRED STOCK	(12)	(106)	(37)	(315)

GAIN ON EXCHANGE OF SUBORDINATED CAPITAL NOTES FOR PREFERRED STOCK	—	237	—	237

GAIN ON REPURCHASE OF PREFERRED STOCK	—	—	1	—

BASIC INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(148)	$30	$(547)	$78

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.12)	$0.02	$(0.44)	$0.06

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.12)	$(0.05)	$(0.44)	$0.03

DIVIDENDS PER COMMON SHARE	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital			Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Issued		In Treasury		Warrants		Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2003, as previously reported	2,076,969	$21	(820,254)	$(11,481)	50,000	$8	$11,407	$1,142	$113	$1,210
Correction of accounting errors in prior periods (See Note 6)	—	—	—	—	—	—	—	(128)	—	(128)

Adjusted balances at January 1, 2003	2,076,969	21	(820,254)	(11,481)	50,000	8	11,407	1,014	113	1,082
Net loss for the year ended December 31, 2003 (See Note 6)	—	—	—	—	—	—	—	(149)	—	(149)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	—	(185)	(185)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(334)

Issuance of common stock warrants	—	—	—	—	184,912	203	—	—	—	203
Dividends accrued and premium accretion on redeemable preferred stock - Series A	—	—	—	—	—	—	—	(223)	—	(223)
Dividends accrued and premium accretion on redeemable preferred stock - Series B	—	—	—	—	—	—	—	(116)	—	(116)
Gain on exchange of subordinated capital notes for redeemable preferred stock - Series A	—	—	—	—	—	—	182	—	—	182
Gain on exchange of subordinated capital notes for redeemable preferred stock - Series B	—	—	—	—	—	—	130	—	—	130
Gain on repurchase of preferred stock - Series A	—	—	—	—	—	—	36	—	—	36
Gain on repurchase of preferred stock - Series B	—	—	—	—	—	—	30	—	—	30

Net change for the year	—	—	—	—	184,912	203	378	(488)	(185)	(92)

Balances at December 31, 2003	2,076,969	21	(820,254)	(11,481)	234,912	211	11,785	526	(72)	990
Net loss for the nine months ended September 30, 2004	—	—	—	—	—	—	—	(511)	—	(511)
Change in net unrealized loss on securities available for sale, net of
reclassification adjustments and tax effects	—	—	—	—	—	—	—	—	10	10

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(501)

Issuance of common stock warrants	—	—	—	—	112,168	167	—	—	—	167
Dividends accrued and premium accretion on redeemable preferred stock - Series A	—	—	—	—	—	—	—	(37)	—	(37)
Gain on repurchase of preferred stock - Series A	—	—	—	—	—	—	1	—	—	1

Net change for the year	—	—	—	—	112,168	167	1	(548)	10	(370)

Balances at September 30, 2004	2,076,969	$21	(820,254)	$(11,481)	347,080	$378	$11,786	$(22)	$(62)	$620

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
		(See Note 6)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(511)	$156
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	113	121
Reduction of provision for loan losses	(250)	(288)
Amortization of premiums/discounts on investments, net	56	120
Amortization of deferred loan fees	(9)	(19)
(Gains) losses on sale of foreclosed real estate and other assets, net	60	(13)
(Gains) losses on sale of investment securities, net	1	(56)
Loss on disposal of premises and equipment	3	—
Change in fair value of derivative debt instrument	10	55
Gain on extinguishment of derivative debt instrument	—	(36)
Amortization of discount on subordinated capital notes	43	—
Amortization of issuance costs on subordinated capital notes	22	—
(Increase) decrease in:
Loans held for sale	77	(59)
Accrued interest receivable	17	120
Income tax receivable	—	81
Other assets	(273)	(37)
Increase (decrease) in other liabilities	(64)	982

Net cash provided by (used in) operating activities	(705)	1,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in total loans	(4,251)	(3,080)
Proceeds from repayments on mortgage-backed securities	1,626	5,871
Proceeds from sale or call of investments	5,169	6,243
Acquisition of investment securities	(7,433)	(9,231)
Proceeds from sale of foreclosed real estate	642	628
Improvements to foreclosed real estate	(6)	—
Sale (acquisition) of FHLB stock	(33)	301
Acquisition of premises and equipment	(256)	(125)

Net cash provided by (used in) investing activities	(4,542)	607

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	(2,480)	4,354
Advances from Federal Home Loan Bank	2,500	—
Repayment of advances from Federal Home Loan Bank	(616)	(16)
Proceeds from notes payable to banks	6,000	1,000
Repayment of notes payable to banks	(6,000)	(1,750)
Repayment of notes payable to directors	—	(250)
Proceeds from issuance of subordinated capital notes and common stock warrants, net of $57,000 in issuance costs	—	2,379
Payment of premiums on exchange of subordinated capital notes for preferred stock	—	(119)
Repurchase of preferred stock	(61)	—

Net cash provided by (used in) financing activities	(657)	5,598

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,904)	7,332
Cash and cash equivalents at beginning of period	10,468	7,011

Cash and cash equivalents at end of period	$4,564	$14,343

SUPPLEMENTAL INFORMATION FOR CASH FLOW:
Noncash transactions:
Change in net unrealized gain (loss) on securities available-for-sale	$10	$121
Loans foreclosed and transferred to real estate owned	$384	$802
Cash subscriptions receivable on issuance of subordinated capital notes	$—	$650
Issuance of subordinated capital notes in exchange for preferred stock	$—	$2,412
Fair value of common stock warrants issued	$167	$169
Book value of derivative debt instrument extinguished through repurchases of Series A preferred stock	$15	$—
Cash paid (received) during the period for:
Interest	$1,380	$1,553
Income taxes	$—	$(75)

See accompanying notes to consolidated financial statements.

FIRST SOUTHERN BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The consolidated interim financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 include the accounts of the Issuer, First Southern Bancshares, Inc. (“Bancshares”), and its wholly-owned subsidiary, First Southern Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation. Bancshares and the Bank are collectively referred to herein as the “Company”.

The September 30, 2004 and 2003 interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation are reflected in the September 30, 2004 and 2003 interim financial statements. See Note 6 for a discussion of the correction of an accounting error in prior periods. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the operating results for the full year. The December 31, 2003 Consolidated Statement of Financial Condition presented with the interim financial statements is derived from the Consolidated Statement of Financial Condition filed as part of the Issuer’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and has been adjusted for the effect of the correction of the accounting error discussed in Note 6. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings per share are computed based upon the weighted average common shares outstanding during the period adjusted for the effect of dilutive convertible securities. A reconciliation of the weighted average of common shares outstanding used in the earnings per share computation to total shares outstanding follows:

	Three months ended September 30, 2004			Three months ended September 30, 2003
	Numerator	Denominator	EPS	Numerator	Denominator	EPS
Basic income (loss) applicable to common shareholders	$(148,000)	1,256,715	$(0.12)	$30,000	1,256,715	$0.02

Effective of dilutive securities:
Warrants(1)	—	—		—	23,255
Options(2)	—	—		—	—
Convertible preferred stock(3)	—	—		(98,000)	173,569

Diluted loss applicable to common shareholders	$(148,000)	1,256,715	$(0.12)	$(68,000)	1,453,539	$(0.05)

(1)	Warrants have an anti-dilutive effect for the 2004 period.
(2)	Options have an anti-dilutive effect for both periods.
(3)	There was no convertible preferred stock outstanding during the 2004 period.

	Nine months ended September 30, 2004			Nine months ended September 30, 2003
	Numerator	Denominator	EPS	Numerator	Denominator	EPS
Basic income (loss) applicable to common shareholders	$(547,000)	1,256,715	$(0.44)	$78,000	1,256,715	$0.06

Effective of dilutive securities:
Warrants(1)	—	—		—	20,329
Options(2)	—	—		—	—
Convertible preferred stock(3)	—	—		(38,000)	168,877

Diluted income (loss) applicable to common shareholders	$(547,000)	1,256,715	$(0.44)	$40,000	1,445,921	$0.03

(1)	Warrants have an anti-dilutive effect for the 2004 period.
(2)	Options have an anti-dilutive effect for both periods.
(3)	There was no convertible preferred stock outstanding during the 2004 period.

NOTE 3 – FHLB DEBT AND LIQUIDITY

The Bank’s FHLB credit availability program, which currently has a credit limit of 10% of the Bank’s assets, requires all existing debt and any future borrowings from the FHLB be collateralized by a blanket lien on the Bank’s residential first mortgage loans, commercial first mortgage loans, multi-family first mortgage loans, home equity lines of credit and residential second mortgage loans. At September 30, 2004, the Bank had eligible collateral of $44.0 million with a lendable collateral value of $29.2 million to secure outstanding advances of $7.6 million. The Bank has also pledged its FHLB capital stock and its primary deposit account at the FHLB.

NOTE 4 – COMMITMENTS

At September 30, 2004, the Company had $2.3 million of outstanding net loan commitments, $6.0 million of unused lines of credit, and $562,000 of standby letters of credit.

The Bank is guarantor on certain irrevocable standby letters of credit issued on behalf of certain customers in the ordinary course of business. The maximum potential amount of future payments the Bank could be required to make under the standby letters of credit as of September 30, 2004 was $562,000. The current fair value of the liability for the Bank’s obligations under these standby letters of credit was less than $2,000 as of September 30, 2004, which approximates the unearned fee received. The Bank’s recourse is limited to its rights as an unsecured lender to the applicant.

NOTE 5 – CONTINGENCIES

Bancshares and the Bank are subject to certain regulatory capital requirements. As a result of the Memorandum of Understanding (“the MOU”) with the Federal Reserve Bank of Atlanta, Bancshares is restricted from incurring any additional debt without the prior written approval of the Federal Reserve. The MOU also prohibits Bancshares from declaring or paying dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank. Bancshares has adopted a capital restoration plan and a capital and dividend policy to comply with the provisions of the MOU and is required to submit quarterly progress reports to the Federal Reserve. The MOU will remain in effect until modified or terminated by the Federal Reserve. At September 30, 2004, Bancshares believes it is in material compliance with the MOU.

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

Based on the improvement in the Bank’s overall financial condition and the Bank’s efforts to comply with the Order, the Regulators terminated the Order on July 29, 2004 and affected a corrective program in the form of a MOU. The MOU is an agreement between the Board of Directors of the Bank and the Regulators that requires, among other things, the Bank to have and retain qualified management, to submit annual budgets and report on the Bank’s actual performance as compared to the budgets, to maintain Tier 1 leverage capital of not less than 7% and to continue to maintain an adequate allowance for loan losses. The MOU also instructs the Bank not to pay any dividends to the Company without the prior written approval of the Regulators. As of the filing of this report, management believes it is in material compliance with the MOU. A copy of the MOU was filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 3, 2004.

While Bancshares and the Bank have taken actions to achieve compliance with the MOUs in a timely manner, there are no assurances that it will be successful in continuing to be in compliance with the MOUs. Management of the Company cannot currently estimate the effects of these commitments on the financial condition, liquidity, and results of operations of the Bank or Bancshares.

NOTE 6 – CORRECTION OF ACCOUNTING ERROR IN PRIOR PERIODS

Subsequent to March 31, 2004, but prior to filing the March 31, 2004 Form 10-QSB, the Bank discovered errors in the accounting for certain long-term, fixed-rate residential mortgage loans originated in the 1970’s and early 1980’s. Twenty of these loans with a total corrected principal balance of $128,000 were in the Bank’s portfolio and another twenty-five of these loans with a total corrected principal balance of $133,000 were sold in connection with the sale of two branches in 2002. The balances of these loans were overstated $135,000 due to the accounting errors thereby overstating interest income on the loans for the twenty to thirty years they have been outstanding. $133,000 of the total overstatement related to periods prior to 2004. The Consolidated Statement of Financial Condition as of December 31, 2003 included in this report has been revised to reflect the correction of the error through a decrease in net loans receivable of $65,000, an increase in other liabilities of $68,000 to reflect the liability due the purchaser of certain of the loans and a decrease in retained earnings and total stockholders’ equity of $133,000. The unaudited Consolidated Statements of Operations for the nine-months ended September 30, 2004 and 2003, reflect the correction of the impact of these errors on interest income of $2,000 and $4,000 for the periods, respectively. The unaudited Consolidated Statement of Stockholders’ Equity for 2003 has been revised to reflect the correction of the error through a decrease in the beginning January 1, 2003 balance of retained earnings and total stockholders’ equity of $128,000 and the net loss for the year ended December 31, 2003 reflected in the statement has been increased by $5,000 to reflect the impact of the errors on interest income for 2003.

The Company does not intend to restate any previously filed Form 10-QSBs or Form 10-KSBs for previous periods because, in the opinion of management, the effect is not material to the results of operations for any period previously reported on.

NOTE 7 – COMPANY COMMON STOCK REPURCHASES AND GOING PRIVATE TRANSACTION

On July 8, 2004, the Company announced that the Company’s Board of Directors had approved proceeding with a proposed going private transaction through a subsidiary merger. The proposed transaction would reduce the number of stockholders of record from approximately 950 to less than 200. Following the proposed merger, the surviving entity would continue operations of the Company as a privately held corporation that would not be required to file periodic public reports with the SEC. For more information on the proposed transaction see Schedule 14-A Information filed with the SEC on July 8, 2004.

On September 10, 2004, the Company entered into an Agreement and Plan of Merger, dated September 10, 2004 (the “Agreement”), with First Southern Merger Corp., a wholly-owned subsidiary of the Company in organization. The purpose of the Agreement is to effect the going private transaction discussed above.

Subject to and in accordance with the terms of the Agreement, holders of less than 2,000 shares of common stock are entitled to receive $1.50 per share in cash. A copy of the Agreement was filed as an exhibit to the Form 8-K filed on September 16, 2004. Consummation of the going private transaction is subject to certain contingencies, including a financing contingency and the approval of the Company’s shareholders.

On October 4, 2004, the Company filed a proxy statement and other relevant documents, including a Schedule 13E-3, concerning the proposed going private transaction with the SEC.

During the nine months ended September 30, 2004 and through the date of filing this Form 10-QSB, the Company did not repurchase any Company common stock in the open market or in privately negotiated transactions.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 was effective for commitments to originate mortgage loans to be held for sale entered into after March 31, 2004. Its adoption did not have a material impact on the consolidated financial position or results of operations of the Company.

In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Currently, the FASB expects to issue the FSP no later than December 2004.

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03) addressed accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. Specific transition guidance applies to certain loans that currently are within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. Its adoption is not expected to have a material impact on the consolidated financial position or results of operations of the Company.

NOTE 9 – SUBSEQUENT EVENTS

On October 26, 2004, the Company issued $783,000 in subordinated capital notes in exchange for the 27,273 shares of Series A preferred stock outstanding. These notes bear interest, payable monthly or semi-annually, at a fixed rate of 7.5% per annum. The principal is due in two equal installments of $392,000 on October 26, 2006 and October 26, 2007. The Company may repay the notes at any time without penalty. These exchanges of notes for the Series A preferred stock resulted in net losses on the extinguishment of derivative debt instruments of $3,000 and net losses on the exchange for redeemable preferred stock of $8,000 which was charged to paid-in-capital.

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

The discussion and analysis included herein covers material changes in financial condition, liquidity and capital resources that have occurred since December 31, 2003, as well as certain material changes in results of operations during the nine months ended September 30, 2004 as compared to the same period in 2003.

Forward-looking Statements Safe-harbor Statement

This report may contain “forward looking statements” as defined under federal securities laws. Such forward-looking statements may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated”, and “potential”. These forward-looking statements are subject to numerous assumptions, risks and uncertainties because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: the anticipated benefits of the Company’s “going-private” transaction; the ability of First Southern Bancshares, Inc. and First Southern Bank to comply with the regulatory requirements and agreements applicable to each of them; sharp and rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends, the value of investment securities and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to increase capital, reduce non-performing loans and classified assets, grow revenues and control expenses; ability to maintain sufficient liquidity and cash flow and significant changes in accounting, tax or regulatory practices or requirements. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as required by applicable law or regulation, the Company assumes no obligation to update forward-looking statements.

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

The Company Is Restricted from Certain Activities Including Paying Dividends to Stockholders.

Effective July 6, 2001, the Company entered into a MOU with the Federal Reserve Bank of Atlanta. The MOU prohibits the Company from incurring any additional debt without the prior written approval of the Federal Reserve Bank. The MOU also prohibits the Company from declaring or paying any dividends to its shareholders or redeeming any of its outstanding stock without the prior written approval of the Federal Reserve Bank. The Company has adopted a capital plan and a capital and dividend policy in compliance with the provisions of the MOU. The Company is required to submit quarterly progress reports to the Federal Reserve Bank of Atlanta. The MOU will remain in effect until modified or terminated by the Federal Reserve Bank. At September 30, 2004, the Company believes it was in material compliance with the MOU. The Company received approval from the Federal Reserve Bank prior to the issuance of subordinated capital notes in 2003 and 2004.

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

Based on the improvement in the Bank’s overall financial condition and the Bank’s efforts to comply with the Order, the Regulators terminated the Order on July 29, 2004 and affected a corrective program in the form of a MOU. The MOU is an agreement between the Board of Directors of the Bank and the Regulators that requires, among other things, the Bank to have and retain qualified management, to submit annual budgets and report on the Bank’s actual performance as compared to the budgets, to maintain Tier 1 leverage capital of not less than 7% and to continue to maintain an adequate allowance for loan losses. The MOU also instructs the Bank not to pay any dividends to the Company without the prior written approval of the Regulators. As of the filing of this report, management believes it is in material compliance with the MOU. A copy of the MOU was filed as an exhibit to the Form 8-K filed with the SEC on August 3, 2004.

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

The future issuance of common stock upon the exercise of outstanding warrants and warrants that are anticipated to be issued in the future at an exercise price of $0.01 per share will dilute the interests of the common stockholders.

As of September 30, 2004, the Company has outstanding warrants to purchase 297,080 shares of our common stock, 184,912 of which become exercisable, at an exercise price of $0.01 per share, on or prior to December 31, 2004 and 112,168 of which become exercisable at the same price on September 30, 2005. If these warrants are exercised to purchase 297,080 shares, the interests of common stockholders would be diluted by approximately 19.1%. Under the terms of the Company’s September 30, 2003 Capital Notes offering, warrants to purchase up to an aggregate of 308,000 shares of our common stock may be issued to the holders of our Capital Notes (without stockholder approval). If the warrants to purchase 308,000 shares of our common stock were exercised, the interests of common stockholders would be diluted by approximately 19.7%. Further, subject to stockholder approval, the holders of the Capital Notes may be entitled to receive warrants to purchase up to an aggregate of 832,104 shares of our common stock. If the warrants to purchase 832,104 shares of our common stock were exercised, the interests of our common stockholders would be diluted by approximately 39.8%.

Our financial condition has deteriorated, we sustained net losses in fiscal years 2000, 2001, 2002, and 2003 and for the first nine months of 2004, and we can give no assurances as to our future financial condition and results of operations.

Our financial condition began to deteriorate substantially during fiscal year 2000, principally as a result of significant loan charge-offs and significant increases to the provision for loan losses primarily associated with our commercial and consumer loan portfolios. These events contributed to sustaining net losses during 2000, 2001, 2002, and 2003 and for the first nine months of 2004, high levels of nonperforming assets and a significant reduction in our equity.

We reported consolidated net losses applicable to common shareholders of $3.9 million in fiscal year 2000, $8.0 million in fiscal year 2001, $189,000 in fiscal year 2002, $105,000 in fiscal year 2003 and $547,000 in first nine months of 2004. We cannot assure you that we will report a profit in any future periods.

At September 30, 2004, our non-performing assets totaled $3.3 million or 3.5% of total assets, compared to $4.6 million at December 31, 2003, $8.1 million at December 31, 2002, $14.8 million at December 31, 2001 and $4.9 million at December 31, 2000. We cannot assure you that we have identified all of the risks inherent in our loan portfolio, that we will be successful in resolving problem credits or that we will be successful in avoiding further substantial losses.

We may sustain further operating losses if asset quality deteriorates further.

Our results of operations depend significantly on the quality of our assets, which is significantly affected by the level of our non-performing assets. Non-performing assets consist of non-accrual loans, loans which are 90 days or more past due but still accruing interest and other real estate owned. At September 30, 2004, our non-performing assets totaled $3.3 million or 3.5% of total assets. Although we have enhanced our policies and procedures relating to monitoring asset quality and are devoting significant time and resources to the identification, collection and workout of non-performing assets, the real estate markets and the overall economy in the markets where we originate loans are likely to be significant determinants of our asset quality in future periods and, therefore, our financial condition and results of operations.

We may require additional increases in our allowance for loan losses, which would adversely affect our results of operations.

We increase our allowance for loan losses through a provision for loan losses, which are charges to earnings in the period in which the provision is required. At September 30, 2004, our allowance for loan losses was $2.6 million or 3.5% of net outstanding loans at that date. While we believe our allowance for loan losses is adequate, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase significantly the allowance for loan losses. In addition, further deterioration in our loan portfolio may also require us to materially increase our allowance for loan losses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

Total assets decreased $1.2 million, or 1.2%, from $97.0 million at December 31, 2003 to $95.8 million at September 30, 2004. The decrease in total assets was primarily the result of a decrease of $5.9 million in cash and cash equivalents. This decrease was partially offset by increases of $4.1 million in net loans receivable and $591,000 in investment securities.

Total liabilities decreased $789,000 from $95.4 million at December 31, 2003 to $94.6 million at September 30, 2004. During the nine months ended September 30, 2004, deposits decreased $2.5 million from $81.6 million at December 31, 2003 to $79.1 million at September 30, 2004. This decrease was partially offset by an increase of $1.9 million in advances from the FHLB.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Financial Condition.

Critical Accounting Policies

The accounting principles followed by the Company and the methods of applying these principles conforms with accounting principles generally accepted in the United States and with general practices followed by the banking industry. Critical accounting policies relate to investments, loans, allowance for loan losses, derivative debt instruments, income taxes and stock-based compensation. These policies, which significantly affect the determination of financial position, results of operation and cash flows, are summarized in Note 1, “Organization and Summary of Significant Accounting Policies” and Note 9, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements in Exhibit 99(a) filed as part of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2004 of $4.6 million, or 4.8% of total assets, decreased from $10.5 million, or 10.8% of total assets, at December 31, 2003. The Bank’s interest bearing balances of cash and cash equivalents decreased by $5.1 million during the nine months ended September 30, 2004, from $6.2 million at December 31, 2003 to $1.1 million at September 30, 2004. Interest bearing balances primarily consist of FHLB overnight account balances.

The changes in the sources and uses of cash related to operating, investing and financing activities are reflected in the Company’s “Consolidated Statement of Cash Flows”.

Investment Securities

Investment securities available for sale increased $591,000, or 4.6%, from $12.7 million at December 31, 2003 to $13.3 million at September 30, 2004. Proceeds from sales, calls or maturities of investment securities of $5.2 million and repayments on mortgage-backed securities of $1.6 million were offset by purchases of $7.4 million and a $10,000 decrease in the unrealized loss.

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

The size of the loan portfolio increased during the year ended December 31, 2003. Net loans increased $2.0 million from $67.6 million at December 31, 2002 to $69.6 million at December 31, 2003. The size of the loan portfolio has continued to increase for the nine months ended September 30, 2004. Net loans increased $4.1 million from $69.6 million at December 31, 2003 to $73.7 million at September 30, 2004. A comparison of the Company’s loan portfolio at September 30, 2004 and December 31, 2003 is shown below.

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
			(See Note 6)
Mortgage loans:
One-to-four family residential	$29,222	39.66%	$27,326	39.29%
Multi-family residential	2,730	3.71	2,965	4.26
Construction and land development loans	8,717	11.83	5,331	7.66
Commercial	17,331	23.52	18,805	27.04

Total mortgage loans	58,000	78.72	54,427	78.25

Commercial business loans	11,516	15.63	10,278	14.78

Consumer loans	8,771	11.90	9,120	13.11

Total loans	78,287	106.25	73,825	106.14

Less:
Undisbursed loans in process	1,870	2.54	1,286	1.85
Unamortized fees and deferred interest	152	0.21	116	0.17
Allowance for loan losses	2,582	3.50	2,866	4.12

Net loans receivable	$73,683	100.00%	$69,557	100.00%

Total mortgage loans increased $3.6 million, or 6.6%, to $58.0 million at September 30, 2004, from $54.4 million at December 31, 2003. The $3.6 million increase in mortgage loans was primarily the result of originations of residential construction loans. This increase is primarily the result of the borrowers’ desire to build homes while rates are low. These loans will convert at maturity, at the option of the borrower, to an adjustable rate loan in our portfolio or will be sold in the secondary market. The Bank does originate residential mortgage loans; however, the majority of these loans have been sold in the secondary mortgage market as they are low, fixed rate, long-term loans. In managing the interest rate risk of the Bank, these loans are generally not desirable for the Bank’s portfolio as compared to adjustable rate residential mortgage loans. Originations of adjustable rate mortgage loans were $2.2 million for the nine months ended September 30, 2004.

The Company’s combined commercial and consumer loan portfolio increased $889,000, or 4.6%, to $20.3 million at September 30, 2004 from $19.4 million at December 31, 2003, as new loan originations exceeded the level of repayments.

At September 30, 2004, the Company had no significant commitments to originate fixed rate, portfolio loans. The majority of the Bank’s commitments are in the form of unused commercial business and consumer lines of credit, and standby letters of credit as follows (dollars in thousands):

	Contract or notional amount
	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Financial instruments and contract amounts which represent credit risk:

Commitments to extend credit	$2,270	$1,265
Unused lines of credit	6,038	5,098
Standby letters of credit	562	240

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

The following table sets forth non-performing assets at the dates indicated:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$2,803	$3,764
Accruing loans which are contractually past due 90 days or more	245	245

Total of non-accrual and 90 days past due loans	$3,048	$4,009
Foreclosed real estate	302	613
Other repossessed assets	—	1

Total non-performing assets	$3,350	$4,623

Total non-performing assets decreased $1.3 million, or 27.5%, during the nine months ended September 30, 2004, from $4.6 million at December 31, 2003 to $3.3 million at September 30, 2004. The decrease is the result of a $312,000 decrease in foreclosed real estate and other repossessed assets and a $961,000 decrease in non-accruing loans.

Non-accrual loans decreased $961,000, or 25.5%, during the nine months ended September 30, 2004, from $3.8 million at December 31, 2003 to $2.8 million at September 30, 2004. The net decrease in non-accrual loans was the result of $1.1 million in impaired loans being paid off during the nine-month period. There were four residential properties totaling $274,000 and one commercial property totaling $172,000 that were transferred to foreclosed real estate during the nine-month period. Payments on non-accrual loans totaled $276,000, while charge-offs totaled $36,000. Offsetting the decreases previously mentioned, loans totaling $922,000 were transferred to non-accrual status during the nine months ended September 30, 2004.

Accruing loans that are contractually past due 90 days or more were $245,000 at both December 31, 2003 and September 30, 2004. Foreclosed real estate decreased $311,000 during the nine months ended September 30, 2004 from $613,000 at December 31, 2003 to $302,000 at September 30, 2004. At September 30, 2004, the Company did not have any other repossessed assets. At December 31, 2003, the Company’s other repossessed assets totaled $1,000.

Included in non-performing assets are $2.8 million of impaired loans at September 30, 2004 compared to $3.8 million at December 31, 2003. There was approximately $709,000 and $945,000 in the allowance for loan losses specifically allocated to impaired loans at September 30, 2004 and December 31, 2003, respectively.

Allowance for Loan Losses

When determining the adequacy of the allowance for loan losses, management primarily considers the regulatory and Company classification of assets together with changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions, and other factors. The allowance for loan losses decreased $284,000 from $2.9 million at December 31, 2003 to $2.6 million at September 30, 2004. The allowance for loan losses represented 3.5% and 4.1% of net loans receivable at September 30, 2004 and December 31, 2003, respectively. See further discussion in “Provision for Loan Losses” below.

In the opinion of Management, the allowance for loan losses was adequate at September 30, 2004, to provide for potential loan losses in the loan portfolio at that date. While Management believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that the Bank will not be required to increase or decrease the allowance in the future. Increases could have a material adverse affect on the Bank’s financial condition and results of operations. Losses ultimately confirmed will vary from original estimates, and adjustments, as necessary, will be made in the period in which these factors and other considerations become known.

Deposits, FHLB Advances and Other Notes Payable

Deposit balances decreased $2.5 million, or 3.0%, from $81.6 million at December 31, 2003 to $79.1 million at September 30, 2004. The decrease in deposit balances results from a $2.2 million, or 3.0%, decrease in interest-bearing deposit accounts. Interest-bearing deposit accounts decreased from $73.0 million at December 31, 2003 to $70.8 million at September 30, 2004. Also contributing to the decrease in deposit balances, noninterest-bearing deposit accounts decreased $298,000, or 3.5% during the nine-month period from $8.6 million at December 31, 2003 to $8.3 million at September 30, 2004.

At September 30, 2004, savings certificates amounted to $46.0 million, or 58.1% of the Company’s total deposits, including $28.9 million that were scheduled to mature by September 30, 2005. Management of the Company believes it has adequate resources to fund all commitments with savings deposits, available FHLB overnight account funds and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company’s borrowings from the FHLB increased $1.9 million during the nine months ended September 30, 2004 from $5.7 million at December 31, 2003 to $7.6 million at September 30, 2004. Notes payable to directors remained constant at $1.0 million at both December 31, 2003 and September 30, 2004.

Subordinated Capital Notes

Subordinated capital notes (the “Notes”) decreased $124,000, or 1.9%, from $6.4 million at December 31, 2003 and to $6.3 million at September 30, 2004.

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

The Notes bear interest, payable quarterly, at a fixed rate of 4.5% per annum through September 30, 2005, and thereafter at a floating rate equal to the prime rate. The Notes mature in eight equal quarterly principal installments beginning December 30, 2006, with a final maturity of September 30, 2008. The Company may repay the Notes at any time without penalty. The Company initially issued warrants to purchase 184,912 shares of common stock at $.01 per share related to the Notes. These warrants are currently exercisable and expire on September 30, 2006. The fair value of the warrants of $203,000 was recorded as a discount to the subordinated capital notes in the liabilities section and credited to common stock warrants in the stockholders’ equity section of the Consolidated Statement of Financial Condition. On September 30, 2004, in accordance with Note Agreement, additional warrants to purchase 112,168 shares of the Company’s common stock at $.01 per share were issued to Note holders. The fair value of the warrants of $167,000 was also recorded as a discount to the subordinated capital notes in the liabilities section and credited to common stock warrants in the stockholders’ equity section of the Consolidated Statement of Financial Condition. The warrants are exercisable one year after the date of issuance and expire in three years. The discounts are being amortized over the life of the Notes through a monthly charge to interest expense. Subject to the approval of the Company’s stockholders, additional warrants to purchase a maximum of 524,104 additional shares of Company stock may be issued. Warrants for 10,920 shares at $.01 per share are available for issuance without shareholder approval. The issuance of the warrants would be dilutive to the interest of the Company’s shareholders.

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

The incentive payment on the Series A preferred is indexed to the Company’s common stock but is not clearly and closely related to the economic characteristics and risks of the Series A preferred (the “host contract”) and requires settlement in cash or common stock at the option of the holder. Thus, the incentive payment qualifies as an “embedded derivative” within the host contract. In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities,

and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the incentive payment on the Series A preferred has been accounted for as a separate derivative liability on the statement of financial condition and is measured at fair value. The change in fair value is recognized currently in the statement of operations as Change in Fair Value of Derivative Debt Instrument. For the nine months ended September 30, 2004 and 2003, the Company recognized charges of $10,000 and $55,000, respectively, on this instrument.

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

Because of the mandatory redemption premium and cumulative dividend features of the Series A and Series B preferred stocks, the Company is accreting the applicable redemption premiums utilizing the interest method over the minimum holding period, and is also accruing the cumulative dividends for each Series as earned. No dividends have been declared or paid since the issuance of the Series A and Series B preferred stocks due to the capital and dividend restrictions of the MOU. For the nine months ended September 30, 2004 and 2003, the Company provided $37,000 and $315,000, respectively, for the applicable accretion and dividends earned by a charge to retained earnings and corresponding increases to the respective carrying values of the preferred stocks.

During 2003, the Company redeemed through the exchange of Notes 110,395 shares of the Series A preferred stock and 39,092 shares of the Series B preferred stock. Also during 2003, the Company repurchased for cash 20,409 shares of the Series A preferred stock and 8,683 shares of the Series B preferred stock. During the nine months ended September 30, 2004, the Company repurchased for cash 2,273 shares of the Series A preferred stock. At September 30, 2004, 27,273 shares of the Series A preferred stock remain outstanding. All shares of the Series B preferred stock were exchanged for Notes or repurchased during 2003. As discussed in Note 8 to the unaudited consolidated financial statements, the 27,273 shares of Series A preferred stock were exchanged for subordinated capital notes on October 26, 2004.

Stockholders’ Equity

Stockholders’ equity decreased $370,000 from $990,000 at December 31, 2003 to $620,000 at September 30, 2004. The decrease in stockholders’ equity was primarily the result of the $511,000 operating loss for the nine months ended September 30, 2004 and a non-cash charge to retained earnings of $37,000 to record the accretion of redeemable preferred stock, including cumulative but unpaid dividends. These decreases were offset by a $167,000 increase to common stock warrants related to the Notes discussed above, a $10,000 decrease in the unrealized loss on securities available for sale and a $1,000 increase in additional paid-in capital as a result of a gain on the repurchase of preferred stock during the period.

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

At September 30, 2004, the Bank’s regulatory capital ratios were as follows:

	Amount	Percentage of adjusted total assets
	(Dollars in thousands)
First Southern Bank:

Total capital (to risk-weighted assets)	$8,751	12.74%
To be well capitalized under the FDICIA prompt corrective action provisions	6,869	10.00%

Excess	$1,882	2.74%

Tier 1 Capital (to risk-weighted assets)	$7,871	11.46%
To be well capitalized under the FDICIA prompt corrective action provisions	4,122	6.00%

Excess	$3,749	5.46%

Tier 1 Capital (to average assets)	$7,871	8.34%
To be well capitalized under the FDICIA prompt corrective action provisions	4,721	5.00%

Excess	$3,150	3.34%

To be well capitalized, the Bank must maintain the capital ratios as set forth in the preceding table and not be subject to a capital order. As of September 30, 2004, the Bank was categorized as “well capitalized” under applicable regulatory guidelines and was in compliance with the MOU’s requirement that Tier 1 capital equal or exceed 7.0% of average assets.

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

The Bank’s FHLB credit availability program, which currently has a credit limit of 10% of the Bank’s assets, requires all existing debt and any future borrowings from the FHLB be collateralized by a blanket lien on the Bank’s residential first mortgage loans, commercial first mortgage loans, multi-family first mortgage loans, home equity lines of credit and residential second mortgage loans. At September 30, 2004, the bank had eligible collateral of $44.0 million with a lendable collateral value of $29.2 million to secure outstanding advances of $7.6 million. The Bank has also pledged its FHLB capital stock and its primary deposit account at the FHLB.

At September 30, 2004, the Bank has pledged securities with a market value of $211,000 to the State of Alabama to secure public deposits.

The Company’s liquid assets, excluding pledged securities, increased from $17.0 million, or 17.5% of total assets, at December 31, 2003 to $17.7 million, or 18.4% of total assets, at September 30, 2004. It is Management’s policy to maintain sufficient liquid assets to cover all foreseeable demands on cash.

In addition to the liquidity issues discussed above, as an insured institution as described in the Federal Deposit Insurance Act, the Bank is required to maintain “cash reserves” under guidelines established by the Federal Reserve. Depository institutions, as defined by the Federal Reserve, are required to maintain cash reserves for the purpose of facilitating the implementation of monetary policy of the Federal Reserve System. At September 30, 2004, the Bank’s qualifying funds of $927,000 exceeded the required reserve of $174,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

General

Consolidated net loss before the effects of redeemable preferred stock for the three months ended September 30, 2004 was $136,000 as compared to a net loss of $101,000 for the comparable period in 2003. Consolidated net loss applicable to common shareholders for the three months ended September 30, 2004 was $148,000 as compared to a net income of $30,000 for the three months ended September 30, 2003. Basic and diluted loss per common share for the three months ended September 30, 2004 was $0.12 as compared to basic earnings per common share of $.02 and diluted loss per common share of $0.05 for the three months ended September 30, 2003. The diluted loss per share for the three months ended September 30, 2003, assumes that at the beginning of the period 39,092 shares of Series B redeemable preferred stock, tendered in exchange for subordinated capital notes on September 30, 2003, were converted to 173,569 shares of common stock and that the net gain of $130,000 realized in the exchange was not realized.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Operations.

Net Interest Income

Net interest income for the three months ended September 30, 2004 was $716,000, a decrease of $30,000, or 4.0%, when compared to $746,000 for the three months ended September 30, 2003.

The net interest margin decreased from 3.40% for the three months ended September 30, 2003 to 3.23% for the comparable period in 2004 primarily as a result of the shift in the cost of the Company’s preferred stock to interest expense on the subordinated capital notes issued in 2003 for the repurchase or exchange of the preferred stock.

Interest Income

Interest income remained constant at $1.2 million for the three months ended September 30, 2003 and the three months ended September 30, 2004. Average interest-earning assets increased from $87.1 million for the three months ended September 30, 2003 to $88.2 million for the comparable period in 2004 which offset the effects of lower yields. However, the average yield on interest-earning assets decreased from 5.58% for the three months ended September 30, 2003 to 5.46% for the three months ended September 30, 2004

Interest on loans receivable remained constant at $1.1 million for the three months ended September 30, 2003 and for the comparable period in 2004. The average balance of total accruing loans increased from $69.3 million for the three months ended September 30, 2003 to $71.4 million for the three months ended September 30, 2004. However, the average yield on total accruing loans decreased from 6.43% for the three months ended September 30, 2003 to 6.08% for the comparable period in 2004.

Interest on investment securities increased $16,000, or 17.8%, from $90,000 for the three months ended September 30, 2003 to $106,000 for the three months ended September 30, 2004. The lower 2003 amount is primarily the result of Management’s adjustment of book premiums on certain mortgage-backed securities whose principal paybacks had exceeded original average life projections. This adjustment resulted in a $35,000 reduction in interest income for the three months ended September 30, 2003. The average yield on investment securities increased from 2.54% for the three months ended September 30, 2003 to 3.14% for the comparable period in 2004. The average balance of investment securities decreased $588,000, or 4.2%, from $14.1 million for the 2003 period to $13.5 million for the comparable period in 2004.

Other interest income includes earnings on the overnight account at the FHLB of Atlanta, FHLB stock dividends and other interest-bearing deposits. There was no significant change for the periods.

Interest Expense

Interest expense for the three months ended September 30, 2003 was $478,000 compared to $495,000 for the three months ended September 30, 2004, representing an increase of $17,000, or 3.6%.

Interest on deposits decreased $69,000, or 18.8%, from $368,000 for the three months ended September 30, 2003 to $299,000 for the comparable period in 2004. The average balance of interest-bearing deposits decreased $2.4 million, or 3.3%, from $74.1 million for the three months ended September 30, 2003 to $71.6 million for the three months ended September 30, 2004, primarily as a result of a higher mix of non interest-bearing demand accounts. The average cost of interest-bearing deposits decreased from 1.97% to 1.66% during the same periods, respectively.

Interest expense on FHLB advances decreased slightly for the three months ended September 30, 2004 compared to the same period in 2003 due to a decrease in the average cost of FHLB advances. The average cost of FHLB advances decreased from 5.74% for the three months ended September 30, 2003 to 5.66% for the comparable period in 2003. The average balance of FHLB advances remained constant at $5.7 million for each period.

Interest expense on notes payable to banks was $10,000 for the three months ended September 30, 2003. The note was paid in full on September 30, 2003 with proceeds from the issuance of Notes. See further discussion in “Subordinated Capital Notes” above. Interest expense of $3,000, recorded during the 2004 period, represents interest on short-term borrowings originated and repaid during the three-month period.

Interest expense on notes payable to directors decreased $4,000, or 23.5%, from $17,000 for the three months ended September 30, 2003 to $13,000 for the three months ended September 30, 2004. The average balance of notes payable to directors decreased $250,000, or 20.0%, from $1.3 million for the three months ended September 30, 2003 to $1.0 million for the comparable period in 2004. Proceeds from the issuance of Notes were also used to fund the September 2003 $250,000 decrease in notes payable to directors. The average cost of notes payable to directors decreased from 5.25% for the three months ended September 30, 2003 to 5.04% for the same period in 2004.

Interest expense on subordinated capital notes was $98,000 for the three months ended September 30, 2004. The Company did not record any interest expense for the three months ended September 30, 2003 as no Notes were outstanding until September 30, 2003. The average balance and average cost of subordinated capital notes were $6.4 million and 6.05%, respectively, for the three months ended September 30, 2004. The interest expense for the 2004 period includes $24,000 for the amortization of discounts. For further discussion see “Subordinated Capital Notes” and “Redeemable Preferred Stock and Derivative Debt Instrument” above.

Provision	for Loan Losses

The provision for loan losses is the cost of providing for anticipated future losses on loans. The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, Management’s and the Regulators’ assessment of loan portfolio quality, the value of collateral and general economic factors.

The identification of problem loans within the Bank’s portfolio began with an internal investigation starting in the third quarter of 2000. Classified assets, as defined by the Regulators, have decreased from $11.4 million, or 11.1% of total assets at September 30, 2003 to $7.0 million, or 7.3% of total assets at September 30, 2004. Management continues to address the significant amount of problem loans. Although the Board and Management believe that the most significant problems have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status.

The following table sets forth an analysis of the Bank’s allowance for loan loss activity for the periods indicated:

	Three months ended September 30,
	2004	2003
	(Dollars in thousands)

Balance - beginning of period	$2,781	$3,693
Provision (reduction of provision) for loan losses	(250)	101
Recoveries	61	92
Charge-offs	(10)	(120)

Balance - end of period	$2,582	$3,766

Management recorded a reduction of the provision for loan losses of $250,000 for the three months ended September 30, 2004. The $250,000 reduction of the provision for loan losses was directly attributable to the significant decrease in adversely classified assets and the decrease in net charge-offs. Management recorded a provision for loan losses of $101,000 for the three months ended September 30, 2003. The $101,000 provision for loan losses was primarily attributable to the downgrade of one large commercial relationship during the quarter ended September 30, 2003. Net recoveries were $51,000 for the three-month period ended September 30, 2004 as compared to net charge-offs of $28,000 for the same period in 2003.

Non-Interest Income

Non-interest income decreased $136,000, or 50.0%, from $272,000 for the three months ended September 30, 2003 to $136,000 for the three months ended September 30, 2004. The decrease in non-interest income was primarily attributable to a $94,000, or 39.5%, decrease in loan fees and service charges. Loan fees and service charges decreased from $238,000 for the three months ended September 30, 2003 to $144,000 for the same period in 2004 primarily as a result of a decline in secondary marketing loan fees related to the significant decrease in the level of mortgage refinancing activity. Also, the 2003 amount included a $36,000 net gain on the extinguishment of derivative debt instrument related to the exchange of subordinated capital notes for redeemable preferred stock during the period.

Non-Interest Expense

Non-interest expense increased $220,000, or 21.6%, from $1.0 million for the three months ended September 30, 2003 to $1.2 million for the three months ended September 30, 2004. Data processing expense increased $251,000, or 210.9%, from $119,000 for the three months ended September 30, 2003 to $370,000 for the comparable period in 2004 primarily as a result of deconversion and other one-time costs associated with the third quarter 2004 conversion to a new processing system. This increase in non-interest expense was partially offset by decreases in FDIC insurance expense and the change in fair value of derivative debt instrument. FDIC insurance decreased $28,000, or 75.7%, from $37,000 for the three months ended September 30, 2003 to $9,000 for the comparable period in 2004 as a result of the improvement in the Bank’s regulatory classification. The change in fair value of derivative debt instrument decreased $16,000, or 84.2%, from $19,000 for the three months ended September 30, 2003 to $3,000 for the same period in 2004. The decrease in the change in fair value of derivative debt instrument was the result of the previously mentioned preferred stock exchanges and repurchases.

Income Taxes

The Company did not record income tax benefits on pre-tax losses of $136,000 and $101,000 for the three months ended September 30, 2004 and September 30, 2003, respectively. No carryback benefit was available for either period. A 100% valuation allowance for all of the Company’s deferred tax assets was in place during both periods and remains in place as of September 30, 2004.

Cumulative Dividend Arrearage and Premium Accretion on Preferred Stock

The	Company recorded $12,000 and $106,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding for the three months ended September 30, 2004 and September 30, 2003, respectively. This decrease was the result of the preferred stock exchanges and repurchases previously discussed. The $12,000 charge to retained earnings for the three months ended September 30, 2004 included cumulative but unpaid dividends of $6,000 and premium accretion of $6,000.

Off Balance-Sheet Arrangements

For a discussion of the Company’s off-balance-sheet arrangements, see Note 4 to the Company’s unaudited Consolidated Financial Statements included herein and “Loans” above.

COMPARISON OF OPERATING RESULTS FOR THE

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

General

Consolidated net loss before the effects of redeemable preferred stock for the nine months ended September 30, 2004 was $511,000 as compared to consolidated net income before the effects of redeemable preferred stock of $156,000 for the nine months ended September 30, 2003. Consolidated net loss applicable to common shareholders for the nine months ended September 30, 2004 was $547,000 as compared to consolidated net income of $78,000 for the nine months ended September 30, 2003. Basic and diluted loss per common share for the nine months ended September 30, 2004 was $0.44 as compared to basic and diluted earnings per common share of $0.06 and $0.03, respectively, for the nine months ended September 30, 2003.

The following sections provide a detailed analysis of the major components of the Consolidated Statements of Operations.

Net	Interest Income

Net interest income for the nine months ended September 30, 2004 was $2.1 million, a decrease of $119,000, or 5.3%, compared to $2.2 million for the nine months ended September 30, 2003. The decrease in interest income on earning assets of $201,000 exceeded the $82,000 decrease in interest expense on deposits and borrowings for the period.

The net interest margin decreased from 3.46% for the nine months ended September 30, 2003 to 3.19% for the comparable period in 2004.

Interest	Income

Interest income for the nine months ended September 30, 2004 was $3.6 million as compared to $3.8 million for the nine months ended September 30, 2003, representing a decrease of $201,000, or 5.3%. The decrease was primarily attributable to a decrease in the average yield on interest-earning assets from 5.85% for the nine months ended September 30, 2003 to 5.39% for the nine months ended September 30, 2004. The lower yield is primarily the result of lower market interest rates attributable to rate reductions by the Federal Reserve Bank. Average interest-earning assets increased from $86.3 million for the nine months ended September 30, 2003 to $88.5 million for the comparable period in 2004 which partially offset the effects of lower yields.

Interest on loans receivable decreased $162,000, or 4.8%, from $3.4 million for the nine months ended September 30, 2003 to $3.2 million for the comparable period in 2004. The average balance of total accruing loans increased from $67.4 million for the nine months ended September 30, 2003 to $70.7 million for the nine months ended September 30, 2004. However, the average yield on total accruing loans decreased from 6.73% for the nine months ended September 30, 2003 to 6.11% for the comparable period in 2004.

Interest on investment securities decreased $36,000, or 10.8%, from $333,000 for the nine months ended September 30, 2003 to $297,000 for the nine months ended September 30, 2004. The decrease is the result of the average balance of investment securities decreasing $1.8 million from $14.6 million for the 2003 period to $12.8 million for the comparable period in 2004. An increase in the average yield on investment securities partially offset the decrease in interest income. The average yield on investment securities increased slightly from 3.05% for the nine months ended September 30, 2003 to 3.09% for the comparable period in 2004. The 2003 amount includes an $86,000 reduction of interest income related to Management adjusting the book premiums on certain mortgage-backed securities whose principal paybacks had exceeded original average life projections.

Other interest income includes earnings on the overnight account at the FHLB of Atlanta, FHLB stock dividends and other interest-bearing deposits. There was no significant change for the periods.

Interest	Expense

Interest expense remained constant at $1.5 million for the nine months ended September 30, 2003 and the nine months ended September 30, 2004.

Interest on deposits decreased $303,000, or 25.0%, from $1.2 million for the nine months ended September 30, 2003 to $910,000 for the comparable period in 2004. The average balance of interest-bearing deposits decreased $2.3 million, or 3.0%, from $75.3 million for the nine months ended September 30, 2003 to $73.0 million for the nine months ended September 30, 2004, primarily as a result of a higher mix of non interest-bearing demand accounts. The average cost of interest-bearing deposits decreased from 2.15% to 1.67% during the same periods, respectively.

Interest expense on FHLB advances decreased $2,000 from $246,000 for the nine months ended September 30, 2003 to $244,000 for the comparable period in 2004. The average balance and cost of FHLB advances decreased slightly for the nine months ended September 30, 2004 as compared to the same period during 2003.

Interest expense on notes payable to banks was $34,000 for the nine months ended September 30, 2003. The note was paid in full on September 30, 2003 with proceeds from the issuance of Notes. See further discussion in “Subordinated Capital Notes” above. Interest expense of $3,000, recorded during the 2004 period, represents interest on short-term borrowings originated and repaid during the nine-month period.

Interest expense on notes payable to directors decreased $12,000, or 24.0%, from $50,000 for the nine months ended September 30, 2003 to $38,000 for the nine months ended September 30, 2004. The average balance of notes payable to directors decreased $250,000, or 20.0%, from $1.3 million for the nine months ended September 30, 2003 to $1.0 million for the comparable period in 2004. Proceeds from the issuance of Notes were also used to fund the September 2003 $250,000 decrease in notes payable to directors. The average cost of notes payable to directors decreased from 5.34% for the nine months ended September 30, 2003 to 5.03% for the same period in 2004.

Interest expense on subordinated capital notes was $266,000 for the nine months ended September 30, 2004. The Company did not record any interest expense for the nine months ended September 30, 2003 as no Notes were outstanding until September 30, 2003. The average balance and average cost of subordinated capital notes were $6.4 million and 5.53%, respectively, for the nine months ended September 30, 2004. The interest expense for the 2004 period includes $43,000 for the amortization of discounts. For further discussion see “Subordinated Capital Notes” and “Redeemable Preferred Stock and Derivative Debt Instrument” above.

Provision	for Loan Losses

The provision for loan losses is the cost of providing for anticipated future losses on loans. The amount depends upon many factors including loan growth, net charge-offs, changes in composition of the loan portfolio, delinquencies, Management’s and the Regulators’ assessment of loan portfolio quality, the value of collateral and general economic factors.

The identification of problem loans within the Bank’s portfolio began with an internal investigation starting in the third quarter of 2000. Classified assets, as defined by the Regulators, have decreased from $11.4 million, or 11.1% of total assets at September 30, 2003 to $7.0 million, or 7.3% of total assets at September 30, 2004. Management continues to address the significant amount of problem loans. Although the Board and Management believe that the most significant problems have been identified and inherent risks have been adequately assessed, the possibilities exist for substantial write-downs, charge-offs and transfer of currently performing real estate and commercial loans to a non-accrual status.

The following table sets forth an analysis of the Bank’s allowance for loan loss activity for the periods indicated:

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)

Balance - beginning of period	$2,866	$4,185
Reduction of provision for loan losses	(250)	(288)
Recoveries	187	272
Charge-offs	(221)	(403)

Balance - end of period	$2,582	$3,766

Management recorded a reduction of the provision for loan losses of $288,000 and $250,000 for the nine months ended September 30, 2003 and the nine months ended September 30, 2004, respectively. The reduction of the provision for loan losses for each period was directly attributable to the significant decrease in adversely classified assets and the decrease in net charge-offs. Net charge-offs were $34,000 for the nine-month period ended September 30, 2004 as compared to net charge-offs of $131,000 for the same period in 2003.

Non-Interest Income

Non-interest income decreased $343,000, or 44.8%, from $765,000 for the nine months ended September 30, 2003 to $422,000 for the nine months ended September 30, 2004. The decrease in non-interest income was primarily attributable to a $193,000, or 30.5%, decrease in loan fees and service charges. Loan fees and service charges decreased from $633,000 for the nine months ended September 30, 2003 to $440,000 for the same period in 2004 primarily as a result of a decline in secondary marketing loan fees related to the significant decrease in the level of mortgage refinancing activity. Additionally, the net loss on the sale of foreclosed real estate and other assets of $60,000 for the nine months ended September 30, 2004 was $73,000 less than the net gain of $13,000 recorded for the comparable period in 2003. Also contributing to the decrease in non-interest income, the net loss on the sale of investments of $1,000 for the nine months ended September 30, 2004 was $57,000 less than the net gain of $56,000 recorded during the same period in 2003. The 2003 amount also included a $36,000 net gain on the extinguishment of derivative debt instrument related to the exchange of subordinated capital notes for redeemable preferred stock during the period. These decreases in non-interest income were offset by a $19,000 increase in other non-interest income from $27,000 for the nine months ended September 30, 2003 to $46,000 for the same period in 2004. The increase in other non-interest income is primarily the result of the accrual of refunds of excess franchise taxes paid in prior years. These refunds were received in November 2004.

Non-Interest Expense

Non-interest expense increased $172,000 from $3.1 million for the nine months ended September 30, 2003 to $3.3 million for the nine months ended September 30, 2004 as a result of an increase in data processing expenses. Data processing expenses increased $313,000, or 93.7%, from $334,000 for the nine months ended September 30, 2003 to $647,000 for the comparable period in 2004 primarily as a result of deconversion and other one-time costs associated with a conversion to a new processing system during the period. This increase in non-interest expense was partially offset by a decrease in professional fees. Professional fees decreased $111,000, or 35.4%, from $314,000 for the nine months ended September 30, 2003 to $203,000 for the same period in 2004. A $45,000, or 81.8%, decrease in the change in the fair value of derivative debt instrument from $55,000 for the nine months ended September 30, 2003 to $10,000 for the same period in 2004 also partially offset the increase in non-interest expense. The decrease in the change in fair value of derivative debt instrument was the result of the previously mentioned preferred stock exchanges and repurchases.

Income	Taxes

The Company recorded an income tax expense $5,000 for the nine months ended September 30, 2003. The Company did not record an income tax benefit on the pre-tax loss of $511,000 for the nine months ended September 30, 2004. The $5,000 expense in the 2003 period represents an adjustment to the 2002 carryback claim previously estimated. No tax liability was due for the 2003 period and no carryback benefit was available for the 2004 period. A 100% valuation allowance for all of the Company’s deferred tax assets was in place during both periods and remains in place as of September 30, 2004.

Cumulative	Dividend Arrearage and Premium Accretion on Preferred Stock

The Company recorded $37,000 and $315,000 in cumulative dividends and premium accretion related to the redeemable preferred stock outstanding for the nine months ended September 30, 2004 and September 30, 2003, respectively. This decrease was the result of the preferred stock exchanges and repurchases previously discussed. The $37,000 charge to retained earnings for the nine months ended September 30, 2004 included cumulative but unpaid dividends of $19,000 and premium accretion of $18,000.

Off	Balance-Sheet Arrangements

For a discussion of the Company’s off-balance-sheet arrangements, see Note 4 to the Company’s unaudited Consolidated Financial Statements included herein and “Loans” above.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and the principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Bancshares is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine proceedings, in the aggregate, are believed by Management to be immaterial to Bancshares’ financial condition or results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

See “Cumulative Dividend Arrearages on Preferred Stock” on pages 23 and 26.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibits

2(a)	Agreement and Plan of Merger Between First Southern Bancshares, Inc. and First Southern Merger Corp., dated as of September 10, 2004(1)

3(a)	Certificate of Incorporation of the Company(2)

3(b)	Certificate of Amendment of Certificate of Incorporation(3)

3(c)	Bylaws of the Company(2)

3(d)	Amendment to Bylaws, dated September 10, 1998(4)

4(a)	Certificate of Designation of the Preference and Rights of the Series A Preferred Stock(5)

4(b)	Certificate of Designation of the Preference and Rights of the Series B Preferred Stock(5)

11	Statement re: computation of per share earnings (See Note 2 to the Company’s consolidated unaudited financial statements on page 5 hereof)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Form 8-K dated September 16, 2004.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, (SEC File No. 33-87384), as subsequently amended.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 1997.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1998.
(5)	Incorporated by reference to the Company’s Form 8-K dated August 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOUTHERN BANCSHARES, INC.

Date November 15, 2004	/s/ B. Jack Johnson
B. Jack Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date November 15, 2004	/s/ Roderick V. Schlosser
Roderick V. Schlosser
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)